Form 10-Q
period 2020-09-30
Summit Therapeutics Inc.
filed 2020-11-16
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________
Commission File Number: 001-36866
_______________________________
Summit Therapeutics Inc.
(Exact name of registrant as specified in its charter)
_____________________

Delaware	37-1979717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Broadway, 14th Floor,
Cambridge, MA
(Address of principal executive offices)

02142

(Zip Code)

617-514-7149
(Registrant’s telephone number, including area code)
Not Applicable
(Former name or former address and former fiscal year, if changed since last report)
_________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	SMMT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 11, 2020, there were 82,260,004 shares of common stock, par value $0.01 per share, outstanding.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Report include, among other things, statements about:

•the timing and conduct of our clinical trials of ridinilazole (formerly SMT19969) for the treatment and reduction of recurrence of patients with Clostridioides difficile infection (formerly known as Clostridium difficile infection), including statements regarding the timing of initiation and completion of the clinical trials and the period during which the results of the clinical trials will become available;
•the timing of and our ability to obtain marketing approval of ridinilazole, and the ability of ridinilazole to meet existing or future regulatory standards;
•the timing and conduct of clinical trials for any other product candidates;
•the potential benefits of our acquisition of Discuva Limited, or Discuva, including the operations of the acquired bacterial genetics-based discovery and development platform, which we refer to as our Discuva Platform;
•our plans to conduct research and development and advance potential new mechanism antibiotic compounds identified and developed under our Discuva Platform;
•the potential benefits and future operation of our collaboration with the Biomedical Advanced Research and Development Authority, or BARDA;
•the future operation of our collaboration with the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator Program, or CARB-X;
•the potential benefits and future operation of our license and commercialization agreement with Eurofarma Laboratórios SA, or Eurofarma;
•our plans with respect to possible future collaborations and partnering arrangements;
•our plans to pursue research and development of other future product candidates;
•the potential advantages of ridinilazole and our other new mechanism antibiotics;
•the rate and degree of market acceptance and clinical utility of ridinilazole and our other new mechanism antibiotics;
•our estimates regarding the potential market opportunity for ridinilazole and our other new mechanism antibiotics;
•our sales, marketing and distribution capabilities and strategy;
•our ability to establish and maintain arrangements for manufacture of ridinilazole;
•our intellectual property position;
•our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•the impact of government laws and regulations;
•our competitive position;
•the expected benefits of the Redomiciliation Transaction; and
•the impact of the novel coronavirus pandemic (COVID-19) and the response to it.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Report, particularly in the “Risk Factors” section in this Report, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Report and the documents that we have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements.

SPECIAL NOTE REGARDING THE REDOMICILIATION

On September 18, 2020, Summit Therapeutics Inc., a Delaware corporation, or New Summit, became the successor issuer to Summit Therapeutics plc, a public limited company incorporated under the laws of England and Wales with the Registrar of Companies of England and Wales, United Kingdom, or Old Summit, for certain purposes under both the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such succession occurred pursuant to a scheme of arrangement under UK law, which resulted in New Summit becoming the holding company of Old Summit (the predecessor registrant and former holding company) and its subsidiaries, which we refer to as the Redomiciliation Transaction. On September 18, 2020, Old Summit was converted into a private limited company under the laws of England and Wales and renamed Summit Therapeutics Ltd.

Unless the context requires otherwise, all references in this Report to "Summit," "the Summit Group," "the Company," "we," "our," "us," or similar terms on or prior to September 18, 2020 (the effective date of the Redomiciliation Transaction), refer to our predecessor, Summit Therapeutics plc, together with its subsidiaries.

All share and per share amounts for periods prior to the Redomiciliation Transaction in this filing have been retroactively reflected to be presented in shares of our common stock, par value $0.01 per share.

Summit Therapeutics Inc.
Unaudited Condensed Consolidated Balance Sheets
(dollars in thousands, except share data)

	September 30, 2020	December 31, 2019

ASSETS
Current assets
Cash and cash equivalents	$21,270	$63,842
Accounts receivable	4,080	541
Prepaid expenses	7,141	8,762
Other current assets	1,667	1,399
Research and development tax credit receivables	7,919	5,084
Total current assets	42,077	79,628

Property, plant and equipment	724	518
Right-of-use assets	628	1,021
Goodwill	2,335	2,392
Intangible assets	11,101	13,120
Total assets	$56,865	$96,679

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,493	$4,471
Accrued expenses	4,398	5,739
Other current liabilities	354	366
Lease liabilities	386	471
Deferred income	7,111	2,615
Contingent consideration	—	105
Total current liabilities	14,742	13,767
Non-current liabilities
Deferred income	715	493
Lease liabilities	162	422
Other non-current liabilities	2,277	2,703
Deferred tax liability	2,108	2,057
Total liabilities	20,004	19,442
Commitments and contingencies
Stockholders'equity
Common stock, $0.01 par value: 250,000,000 shares authorized; 67,231,903 and 67,178,054 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	672	672
Additional paid-in capital	242,395	241,204
Accumulated other comprehensive loss	(7,032)	(4,720)
Accumulated deficit	(199,174)	(159,919)
Total stockholders' equity	36,861	77,237
Total liabilities and stockholders' equity	$56,865	$96,679

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

Summit Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$181	$148	$675	$795
Operating expenses
Research and development	(14,387)	(9,951)	(40,979)	(32,586)
General and administrative	(7,460)	(2,683)	(13,430)	(7,917)
Impairment	(859)	—	(859)	—
Total operating expenses	(22,706)	(12,634)	(55,268)	(40,503)
Other operating income	4,309	6,296	14,949	19,881
Operating loss	(18,216)	(6,190)	(39,644)	(19,827)
Other income (expense), net	416	(75)	296	(231)
Loss before income tax	(17,800)	(6,265)	(39,348)	(20,058)
Income tax benefit (expense)	99	(111)	93	13
Net loss	$(17,701)	$(6,376)	$(39,255)	$(20,045)
Basic loss per share	$(0.26)	$(0.20)	$(0.58)	$(0.63)
Diluted loss per share	$(0.26)	$(0.20)	$(0.58)	$(0.63)
Other comprehensive income / (loss)
Foreign currency translation adjustment	2,255	(1,255)	(2,312)	(1,299)
Total comprehensive loss	$(15,446)	$(7,631)	$(41,567)	$(21,344)

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

Summit Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Three months ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income(Loss)	Total Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2020	67,231,900	$672	$242,034	$(9,287)	$(181,473)	$51,946
Fractional shares issued from reverse stock split	3	—	—	—	—	—
Stock-based compensation	—	—	361	—	—	361
Unrealized gain on foreign currency translation adjustments	—	—	—	2,255	—	2,255
Net loss	—	—	—	—	(17,701)	(17,701)
Balance at September 30, 2020	67,231,903	$672	$242,395	$(7,032)	$(199,174)	$36,861

	Nine months ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income(Loss)	Total Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	67,178,054	$672	$241,204	$(4,720)	$(159,919)	$77,237
Fractional shares issued from reverse stock split	3	—	—	—	—	—
Issuance on common stock from exercise of stock options	53,846	—	3	—	—	3
Stock-based compensation	—	—	1,188	—	—	1,188
Unrealized loss on foreign currency translation adjustments	—	—	—	(2,312)	—	(2,312)
Net loss	—	—	—	—	(39,255)	(39,255)
Balance at September 30, 2020	67,231,903	$672	$242,395	$(7,032)	$(199,174)	$36,861

	Three months ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income(Loss)	Total Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2019	32,098,951	$321	$191,579	$(6,615)	$(141,721)	43,564
Issuance on common stock from exercise of stock options	—	—	—	—	—	—
Stock-based compensation	—	—	244	—	—	244
Unrealized loss on foreign currency translation adjustments	—	—	—	(1,255)	—	(1,255)
Net loss	—	—	—	—	(6,376)	(6,376)
Balance at September 30, 2019	32,098,951	$321	$191,823	$(7,870)	$(148,097)	$36,177

	Nine months ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income(Loss)	Total Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance December 31, 2018	16,452,976	$165	$166,628	$(6,571)	$(128,052)	$32,170
Private placement of common stock, net of offering costs	15,625,000	156	24,345	—	—	24,501
Issuance on common stock from exercise of stock options	20,975	—	2	—	—	2
Stock-based compensation	—	—	848	—	—	848
Unrealized gains loss on foreign currency translation adjustments	—	—	—	(1,299)	—	(1,299)
Net loss	—	—	—	—	(20,045)	(20,045)
Balance at September 30, 2019	32,098,951	$321	$191,823	$(7,870)	$(148,097)	$36,177

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

Summit Therapeutics Inc
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(39,255)	$(20,045)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain)/loss on recognition of contingent consideration payable	(101)	2
Other (income)/expense	(296)	231
Unrealized foreign exchange gain	(40)	342
Depreciation of operating right-of-use assets	252	283
Depreciation	267	268
Amortization of intangible assets	827	791
Loss on disposal of assets	—	33
Impairment of intangible assets	859	—
Stock-based compensation	1,188	848
Deferred income taxes	99	(120)
Change in operating assets and liabilities:
Accounts receivable	(3,480)	2,750
Prepaid expenses	1,431	2,725
Other current assets	(294)	641
Research and development tax credit receivable	(3,497)	1,806
Deferred income	5,286	(2,608)
Accounts payable	(1,849)	(521)
Accrued liabilities	(1,196)	(244)
Contingent consideration paid	—	(701)
Lease liabilities	(341)	(342)
Net cash used in operating activities	(40,140)	(13,861)
Investing activities
Purchase of property, plant and equipment	(371)	(247)
Purchase of intangible assets	—	(111)
Net cash used in investing activities	(371)	(358)
Financing activities
Proceeds from issue of share capital	—	25,081
Transaction costs on share capital issued	—	(579)
Proceeds from exercise of share options	3	2
Net cash provided by financing activities	3	24,504
(Decrease) / increase in cash and cash equivalents	(40,508)	10,285
Effect of exchange rates on cash and cash equivalents	(2,064)	(787)
Cash and cash equivalents at beginning of the year	63,842	12,138
Cash and cash equivalents at end of the year	$21,270	$21,636

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of presentation

Summit Therapeutics Inc. ("Summit" or the "Company") is the successor to Summit Therapeutics plc, a company organized under the laws of the United Kingdom ("Summit U.K.") As part of the plan to cause the publicly traded parent company of Summit to be a Delaware corporation ( the "Redomiciliation Transaction") on September 18 2020, Summit and Summit U.K. completed a statutory scheme of arrangement under U.K. law pursuant to which all Summit U.K. outstanding ordinary shares were exchanged on a five-for-one basis for newly issued shares of Summit common stock and Summit U.K. became a wholly-owned subsidiary of Summit, which was retroactively reflected in our audited financial statements as filed in our current report on Form 8-K, filed on September 29, 2020.

The scheme of arrangement was accounted for as an exchange of equity interests among entities under common control. All assets and liabilities of Summit U.K. were assumed by Summit, resulting in the retention of the historical basis of accounting as if they had always been combined for accounting and financial reporting purposes.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and disclosures required by GAAP for complete consolidated financial statements are not included herein. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of Summit Therapeutics Inc. and its consolidated subsidiaries (the "Company") which are included in the Current Report on Form 8-K, filed on September 29, 2020.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of a normal recurring nature, necessary for a fair statement of its financial position as of September 30, 2020, and its results of operations for the three months and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The balance sheet at December 31, 2019, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of the period are not necessarily indicative of full year results or any other interim period.

During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which was subsequently declared as a pandemic by the World Health Organization. The global impact of the outbreak rapidly evolved, triggering a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions.

Management believes the estimates and assumptions underlying our unaudited interim consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.

2. Going concern
The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. As of September 30, 2020, the Company had an accumulated deficit of $199.2 million. During the three months and nine months ended September 30, 2020, the Company incurred a net loss of $17.7 million and $39.3 million, respectively, and used $40.1 million of cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. As of September 30, 2020, the Company had cash and cash equivalents of $21.3 million.

On November 5, 2020, the Company raised $50 million through a subscription and placing of new common shares through a private placement with certain existing shareholders. The net proceeds of the subscription and placing, together with the Company's existing cash resources and funding agreements, are expected to extend its cash runway into the fourth quarter of 2021. The Company expects to use these funds to support the continued Phase 3 clinical program of ridinilazole for the treatment and reduction of recurrence of C. difficile infection ('CDI'); preparatory activities to support commercial launch of ridinilazole, if approved; development of early-stage research projects; and general corporate purposes.

The Company is evaluating various options to finance its cash needs through a combination of some, or all, of the following: equity offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations and patient advocacy groups, debt financings, and marketing, distribution or licensing arrangements. While the Company believes that funds would be available in this manner before the end of the fourth quarter of 2021, there can be no assurance that the Company will be able to generate funds, on terms acceptable to the Company, on a timely basis or at all, which would impact the Company’s ability to continue as a going concern. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition.

Should the Company be unable to raise additional funding, management has the ability to take mitigating action to fund its operating expenses and capital expenditure requirements in relation to its clinical development activities for only a short period beyond 12 months from the date of issuance of these financial statements. These circumstances represent a material uncertainty which may cast and raise significant doubt on the Summit Group’s ability to continue as a going concern. The interim financial statements do not contain any adjustments that might result if the Summit Group was unable to continue as a going concern.

3. New accounting standards

Recently adopted accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on the measurement of current expected credit losses (“CECL”) on financial instruments. The new guidance has replaced the incurred loss methodology of recognizing credit losses on financial instruments with a methodology that estimates the expected credit loss on financial instruments and reflects the net amount expected to be collected on the financial instrument. The Company adopted this change in accounting principle as of January 1, 2020 using the modified retrospective method. Accordingly, financial information for periods prior to the date of initial application has not been adjusted.

The adoption of the new CECL guidance had no material impact on the Company.

Additional new accounting guidance became effective for the Company as of January 1, 2020 that the Company reviewed and concluded was either not applicable to its operations or had no material effect on its Consolidated Financial Statements in the current or future fiscal years.

Recent accounting standards not yet adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments in this ASU are intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments are also intended to improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company is currently in the process of evaluating the impact of this ASU on the Company’s consolidated financial statements.

The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's Consolidated Financial Statements when adoption is required in the future.

4. Segment reporting

The Company operates in one reportable segment: Drug Development. The chief operating decision-maker has been identified as the Executive Management Team. The Executive Management Team consists of the Chief Executive Officer, the Executive Vice President and the Chief Financial Officer. The Executive Management Team reviews the consolidated operating results regularly to make decisions about the financial and organizational resources and to assess overall performance. Since the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

The Drug Development segment covers the Company’s research and development activities, primarily comprising the C. difficile infection ("CDI") program and antibiotic pipeline research activities.

The corporate and other activities of Summit Therapeutics Ltd. (previously Summit Therapeutics plc), Summit (Oxford) Limited, Summit Therapeutics Sub Inc. and Discuva Limited, which comprise the costs incurred in providing the facilities, finance, human resource and information technology services, are incurred by the main segment of the Company.

5. Revenue

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Analysis of revenue by category
Licensing agreements	$181	$148	$675	$795
	$181	$148	$675	$795

Revenue recognized in the period consists of amounts received from the license and commercialization agreement with Eurofarma Laboratórios S.A., and amounts received from the license and collaboration agreement with Sarepta Therapeutics, Inc. which was terminated in August 2019.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Analysis of revenue by geography:
United States	$—	$—	$—	$320
Latin America	181	148	675	475
	$181	$148	$675	$795

The analysis of revenue by geography has been identified on the basis of the customer’s geographical location.
Eurofarma Laboratórios S.A.
On December 21, 2017, Summit announced it had entered into an exclusive license and commercialization agreement with Eurofarma Laboratórios S.A. ("Eurofarma"), pursuant to which the Company granted Eurofarma the exclusive right to commercialize ridinilazole in specified countries in South America, Central America and the Caribbean. The Company has retained commercialization rights in the rest of the world.
Under the terms of the license and commercialization agreement with Eurofarma, the Company received an upfront payment of $2.5 million from Eurofarma in December 2017. In February 2020, the Company reached the first enrollment milestone and received $1.0 million. The terms of the contract have been assessed under ASC 606 and currently only the upfront payment and the first enrollment milestone is included in the transaction price. The upfront payment and first enrollment milestone were initially reported as deferred revenue in the balance sheet and are recognized as revenue over the development period. For the three months and nine months ended September 30, 2020 the Company recognized $0.2 million and $0.7 million of revenue related to the upfront payment and the first enrollment milestone and $0.1 million and $0.5 million for the three and nine months ended September 30, 2019, which related to the upfront payment in accordance with the Company's revenue recognition policy. The revenue is being recognized ratably over the performance period.
In addition, the Company will be entitled to receive an additional $2.75 million in development milestones upon the achievement of staged patient enrollment targets in the licensed territory in one of the two planned Phase 3 clinical trials of ridinilazole. The Company is eligible to receive up to $21.4 million in development, commercial and sales milestones when cumulative net sales equal or exceed $100.0 million in the Eurofarma licensed territory. Each subsequent achievement of an additional $100.0 million in cumulative net sales will result in the Company receiving additional milestone payments, which, when combined with anticipated product supply transfer payments from Eurofarma paid to the Company in connection with a commercial supply agreement to be entered into between the two parties, will provide payments estimated to range from a mid-teens to high-teens percentage of cumulative net sales in the Eurofarma licensed territory. The Company estimates such product supply transfer payments from Eurofarma will range from a high single-digit to low double-digit percentage of cumulative net sales in the licensed territory.

Sarepta Therapeutics, Inc.

On October 4, 2016, Summit announced it had entered into an exclusive license and collaboration agreement with Sarepta Therapeutics, Inc. ("Sarepta"). In June 2018, the Company announced the discontinuation of the development of ezutromid after its Phase 2 clinical trial called PhaseOut DMD did not meet its primary or secondary endpoints. As part of the license and collaboration agreement with Sarepta, the Company agreed to collaborate with Sarepta on the research and development of the licensed products pursuant to a joint development plan through a joint steering committee comprised of an equal number of representatives from each party. From January 1, 2018, the Company was responsible for 55% of the budgeted research and development costs related to the licensed products, and Sarepta was responsible for 45% of such costs. Any costs in excess of 110% of the budgeted amount were borne by the party that incurred such costs. This development cost share income is recognized as part of licensing agreements revenue as the Company acted as a principal in the scope of the research and development activities of the agreement. The Company recognized cost share income for both wind-down activities in relation to PhaseOut DMD and next and future generation utrophin modulation development activities of $0.0 million during the three months ended September 30, 2020 and $0.3 million during the nine months ended September 30, 2019. Effective as of August 2019, the agreement with Sarepta was terminated with no material ongoing obligations for either party.

6. Other operating income

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Analysis of other operating income by
category
Income recognized in respect of BARDA	$1,607	$4,228	$7,715	$14,251
Grant income	143	227	334	775
Research and development credit	2,559	1,841	6,900	4,855
	$4,309	$6,296	$14,949	$19,881

BARDA

In September 2017, the Company was awarded a funding contract from the Biomedical Advanced Research and Development Authority ("BARDA"), an agency of the US government's Department of Health and Human Services' Office of the Assistant Secretary for Preparedness and Response, to fund a specified portion of the clinical and regulatory development activities of ridinilazole for the treatment and reduction of recurrence of CDI.

Under the terms of this contract, the Company was initially eligible to receive base period funding of $32 million. In addition, the contract included three option work segments that, if exercised in full by BARDA, would increase the total federal government funding under the contract to approximately $62 million. In August 2018, BARDA exercised one of the option work segments worth $12 million. In June 2019, BARDA increased the total value of the funding contract to up to $63.7 million; at this time, BARDA also exercised a second of the option work segments worth $9.6 million to bring the total amount of committed BARDA funding to $53.6 million. In January 2020, BARDA increased its award by $8.8 million to bring the total amount of the funding contract to $72.5 million and the total amount of committed BARDA funding to $62.4 million. The remaining federal government funding is dependent on BARDA in its sole discretion exercising the final independent option work segment, upon the achievement by the Company of certain agreed-upon milestones for ridinilazole. As of September 30, 2020, an aggregate of $47.0 million of the total committed BARDA funding had been received and the Company has recognized $42.8 million of cumulative income since contract inception.

CARB-X

In July 2018, the Company was granted a sub-award of up to $4.5 million from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program ("CARB-X"). Under the CARB-X award, the Company received an initial $2.0 million in funding from CARB-X in July 2018. In February 2020, CARB-X increased the value of the initial funding by $1.2 million. The remaining $2.5 million was split into two option segments. With the Company's decision not to advance the DDS-01 series of antibiotics and to cease work on the gonorrhea program, it is expected CARB-X will cover its remaining share of the work that has been funded under the award.
During the three and nine months ended September 30, 2020, the Company recognized grant income from CARB-X of $0.1 million and $0.3 million , respectively (three and nine months ended September 30, 2019: $0.2 million and $0.8 million, respectively).

Research and development credits

The Company receives tax credits from research and development ("R&D") in the UK. As a company that carries out extensive research and development activities, we seek to benefit from two UK R&D tax credit cash rebate regimes: Small and Medium Enterprise, or SME, Program and the Research and Development Expenditure Credit ("RDEC") Program. Qualifying expenditures largely comprise employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which we do not receive income. Tax credits related to the SME Program and RDEC are recorded as other operating income, as they are similar to grant income, in the consolidated statements of operations and other comprehensive (loss)/income. Under both schemes, the Company receives cash payments.
Based on criteria established by Her Majesty’s Revenue and Customs ("HMRC"), a portion of expenditures being carried in relation to our pipeline research and development, clinical trials management and third-party manufacturing development activities are eligible for the SME regime and we expect such elements of expenditure will also continue to be eligible for the SME regime for future accounting periods.

7. Loss per share

The calculation of loss per share is based on the following data:

	Three months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Net loss	$(17,701)	$(6,376)	$(39,255)	$(20,045)

Basic weighted average number of common stock outstanding	67,232	32,099	67,227	31,632
Diluted weighted average number of common stock outstanding	67,232	32,099	67,227	31,632

Basic loss per common stock from operations	$(0.26)	$(0.20)	$(0.58)	$(0.63)
Diluted loss per common stock from operations	$(0.26)	$(0.20)	$(0.58)	$(0.63)

The number of weighted average options and warrants that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented 11,974,480 and 4,131,511 shares of common stock at September 30, 2020 and 2019, respectively.

8. Intangible assets

	September 30, 2020	December 31, 2019
	(in thousands)
Utrophin program acquired	$4,275	$4,379
Discuva platform acquired	13,734	14,070
Option over non-financial assets	859	881
Other patents and licenses	142	432
Total intangible assets, gross	19,010	19,762
Less: Accumulated amortization	2,775	2,263
Impairment	5,134	4,379
Intangible assets, net of accumulated amortization	$11,101	$13,120

Amortization expense was $0.8 million and $1.0 million, for the periods ended September 31, 2020 and December 31, 2019, respectively.

We recognized impairment expenses of $0.9 million for the nine months ended September 30, 2020 related to our option over non-financial assets, which was written off in its entirety during the three months ended September 30, 2020.

9. Financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables, accounts payable and contingent considerations. We believe that the recorded values of cash and cash equivalents, accounts receivables, accounts payable approximate their current fair values because of their nature and respective maturity dates or durations. The fair value of our contingent consideration liability is determined based on “Level 3” inputs.

Fair Value Measurement as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$—	$—
Total	$—	$—	$—	$—
Fair Value Measurement as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$105	$105
Total	$—	$—	$105	$105

The contingent consideration relates to the acquisition of Discuva Limited in December 2017 based on the terms of the share purchase agreement. The Company reassessed the contingent consideration in line with the anticipated settlement of consideration liability during the three months ended September 30, 2020 and determined no further payments were required under the agreement. The remaining balance of $0.1 million was reversed to the consolidated statement of operations and other comprehensive loss.

10. Stock Based Compensation

The following table summarizes stock option activity as of September 30, 2020, and changes during the nine months ended September 30, 2020:

	Nine months ended September 30, 2020	Weighted average exercise price
Outstanding at January 1, 2020	4,644,835	$1.80
Granted	6,070,557	$3.32
Lapsed / surrendered	(4,562,049)	$2.39
Number of outstanding options	6,153,343	$2.31
Exercisable at September 30, 2020	679,600	$2.00

The following table summarizes restricted stock units ("RSUs") granted in the form of a nominal-cost options as of September 30, 2020 and changes during the nine months ended September 30, 2020:

	Nine months ended September 30, 2020	Weighted average exercise price
Outstanding at January 1	138,461	$0.07
Exercised during the period	(53,846)	$0.07
Number of outstanding RSUs	84,615	$0.07

The total intrinsic value of all outstanding options and exercisable options at September 30, 2020 was $3.8 million and $1.0 million, respectively.

The following table summarizes consultant warrant activity as of September 30, 2020, and changes during the nine months ended September 30, 2020:

	Nine months ended September 30, 2020	Weighted average exercise price
Outstanding at January 1	3,358,732	$1.44
Lapsed / surrendered	(2,798,944)	$1.44
Number of outstanding warrants	559,788	$1.44

The total intrinsic value of all outstanding warrants which are all exercisable at September 30, 2020 was $1.1 million.

The following table summarizes stock-based compensation expense reflected in the consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Research and development	$275	$135	$638	$561
General and administrative	86	109	550	287
	$361	$244	$1,188	$848

11. Related-party transactions
On December 24, 2019, the Company completed a private placement with Mr. Robert W. Duggan, who subscribed for an aggregate of 33,231,410 shares of common stock, par value $0.01 per share, and warrants to purchase an aggregate of 4,984,711 shares of common stock at a subscription price of $1.43 for a Subscription Share plus a Subscription Warrant, pursuant to a securities purchase agreement he entered into with us. The exercise price of the Subscription Warrants is $1.58 per share. The Subscription Warrants are exercisable at any time in the period commencing on June 24, 2020, and ending on December 24, 2029.

On November 5, 2020, the Company completed a private placement with Mr. Robert W. Duggan, who subscribed for an aggregate of 14,071,856 shares of common stock, and with the Mahkam Zanganeh Revocable Trust (an entity controlled by Dr. Maky Zanganeh), who subscribed for an aggregate of 149,701 shares of common stock, in each case at a subscription price of $3.34 per common share.

On November 11, 2020, the Board of Directors of the Company elected Dr. Maky Zaganeh to serve as a member of the Board. Dr. Zanganeh is the sole stockholder of Maky Zanganeh and Associates, Inc. (“MZA”).

Dr. Elaine Stracker, served as Interim Chief Operating Officer and an executive director from April 2020 to June 2020. She is the General Counsel and Senior Vice President for Corporate Development for MZA. The Company had a consultancy agreement with MZA from December 2019 through June 2020 to provide support into clinical operation activities related to the ongoing global Phase 3 clinical trials of ridinilazole for the treatment and reduction of recurrence of CDI, regulatory activities pertaining to a potential new drug application should the Phase 3 trials be successful and strategic planning support more generally for the ridinilazole program. The fees for such services under this consultancy agreement were $75,000 per month. In addition to such monthly fee, MZA was granted warrants to purchase 3,358,732 shares of common stock in the aggregate with an exercise price of $1.44 per share (the "Consultant Warrant"). The Consultant Warrant was a subject to quarterly vesting over a three year period from the date of grant, subject to MZA’s provision of consultancy services to the Company during such period. During the nine months ended September 30, 2020, $450,000 of consultancy fees were incurred by the Company and a warrant expense of $494,000 was recognized.

On February 7, 2020, MZA, Dr. Zanganeh, Dr. Stracker and the Company entered into an assignment and assumption agreement (the “Assignment and Assumption Agreement”). Pursuant to the Assignment and Assumption Agreement, MZA assigned a portion of the Consultant Warrant to each of Dr. Zanganeh and Dr. Stracker. Dr. Zanganeh assumed a warrant to acquire 2,938,891 shares of common stock and Dr. Stracker assumed a warrant to acquire 419,841 shares of common stock.

Upon termination of the MZA consulting agreement and Dr. Stracker's employment in June 2020, warrants to purchase 2,798,944 shares of common stock lapsed in accordance with the terms of the Consultant Warrant.. Dr. Zanganeh and Dr. Stracker have vested warrants to purchase 489,815 and 69,973 shares of common stock, respectively, which can be exercised through June 30, 2025 in accordance with the terms and conditions of that certain Warrant Agreement filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated September 18, 2020.
12. Subsequent events

On November 5, 2020 the Company closed on a fundraising of $50 million through the issuance and sale in a private placement of shares of common stock to Mr. Robert W. Duggan and other existing shareholders of the Company. The Company issued 14,970,060 shares of common stock at a price of $3.34 per share of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included herein and our audited consolidated financial statements and related notes for the eleven month period December 31, 2019 included in our Form 8-K, filed on September 29, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this filing, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target,” “intend” and similar expressions should be considered forward-looking statements. As a result of many factors, including those factors set forth in the risks identified the “Risk Factors’’ section of our other filings with the Securities and Exchange Commission, or the SEC, our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

Overview

Summit Therapeutics Inc., or Summit, is the successor to Summit Therapeutics plc, a company organized under the laws of the United Kingdom, or Summit U.K. As part of the plan to cause the publicly traded parent company of Summit to be a Delaware corporation, or the Redomiciliation Transaction, on September 18, 2020, Summit and Summit U.K. completed a statutory scheme of arrangement under U.K. law pursuant to which all Summit U.K. outstanding ordinary shares were exchanged on a five-for-one basis for newly issued shares of Summit common stock and Summit U.K. became a wholly-owned subsidiary of Summit. All share and per share amounts for periods prior to the Redomiciliation Transaction in this filing have been retroactively reflected in our Form 8-K, filed on September 29, 2020.

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel antibiotics for serious infectious diseases. We are conducting a Phase 3 clinical program focused on the infectious disease C. difficile infection, or CDI. We are also seeking to expand our product candidate portfolio through the development of new mechanism, precision antibiotics using the proprietary Discuva Platform.

Important Financial and Operating Terms and Concepts

Revenue

Revenue consists of amounts received from the license and commercialization agreement with Eurofarma Laboratórios S.A., and amounts received from the license and collaboration agreement with Sarepta Therapeutics, Inc., which was terminated in August 2019.

Under the terms of the agreement with Eurofarma, we received an upfront payment of $2.5 million from Eurofarma in December 2017. We are eligible to receive additional development milestones upon the achievement of staged patient enrollment targets in our ongoing Phase 3 clinical trials of ridinilazole. In February 2020, we achieved the first of these enrollment targets and triggered a milestone payment of $1.0 million from Eurofarma, and we are eligible to receive up to an additional $2.75 million in development milestones upon the achievement of additional enrollment targets. We are also eligible to receive up to an additional $21.4 million through other development milestones, commercial milestones, and one-time sales milestones based on cumulative net sales up to $100.0 million in the territory where Eurofarma has commercialization rights. Further, the agreement provides for product supply transfer payments expected to provide a return equivalent of a high single digit to low double-digit percentage of net sales. For each incremental $100.0 million in cumulative net sales achieved, we are entitled to a further milestone payment which, when combined with the aforementioned product supply transfer payments, is expected to provide a return equivalent to a mid- to high-teens percentage of net sales in the territories where we have granted Eurofarma commercialization rights.

Under the terms of the agreement with Sarepta, we received an upfront payment of $40.0 million and a development milestone payment of $22.0 million , which was payable after the first dosing of the last patient in PhaseOut DMD, our Phase 2 clinical trial of ezutromid. We also agreed to collaborate with Sarepta on the research and development of our utrophin modulators, or the licensed products, pursuant to a joint development plan. We were solely responsible for all research and development costs for the licensed products until December 31, 2017. From January 1, 2018, we were responsible for 55.0% of the budgeted research and development costs related to the licensed products in the licensed territory, and Sarepta was responsible for 45.0% of such costs.

In June 2018, we announced the discontinuation of the development of ezutromid after PhaseOut DMD did not meet its primary or secondary endpoints. As a result, we updated the development period over which the revenues are recognized and deemed it to have concluded in June 2018 in line with when the development of ezutromid was discontinued. This resulted in all revenues relating to the

Sarepta agreement that were previously deferred in the Statement of Financial Position being recognized in full during the year end December 31, 2019. We continued to receive cost share income for wind-down activities in relation to PhaseOut DMD and our earlier-stage utrophin modulation development activities up until the agreement was terminated.
Other Operating Income

Other operating income includes income received and recognized from grants and clinical trial support from government entities, philanthropic, non-government and not for profit organizations and patient advocacy groups. Amounts received through these sources are held either as deferred revenue and income or recognized as accrued income, as appropriate, in the consolidated balance sheets. Income is recognized in the consolidated statement of operations and comprehensive income/(loss) as the underlying expenditure is incurred and to the extent the conditions of the grant are met.

The BARDA contract provides for a cost-sharing arrangement under which BARDA funds a specified portion of estimated costs for specified activities related to the continued clinical and regulatory development of ridinilazole for the treatment and reduction of recurrence of CDI. We also have received grant income from funding arrangements with CARB-X for our gonorrhea program, work on which has since ceased. Income is recognized in respect of the BARDA and CARB-X funding arrangements as the underlying research and development expenditure is incurred.

Other operating income also includes benefit from two UK R&D tax credit cash rebate regimes, which is similar to grant income.

Operating Expenses

The majority of our operating expenses since inception have consisted of research and development activities and general and administrative costs.

Research and Development Expenses

Research and development expenses consist of all costs associated with our research and development activities.

These include:

•costs incurred in conducting our preclinical studies and clinical trials through contract research organizations, including preclinical toxicology, pharmacology, formulation and manufacturing work;
•employee related expenses, which include salary and benefits, for our research and development staff;
•costs associated with our former strategic alliance with the University of Oxford;
•facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and
•share-based compensation expense.

We utilize our employee and infrastructure resources across multiple research projects. We track expenses related to our clinical programs and certain preclinical programs on a per project basis. We expect our research and development expenses to continue to increase as compared to prior periods as we continue to enroll our Phase 3 clinical trials of ridinilazole for the treatment and reduction of recurrence of CDI, continue our early-stage research programs for the treatment of Enterobacteriaceae infections, and continue our activities and initiate preclinical programs for future product candidates, including under our Discuva Platform. The timing and amount of these expenses will depend upon the outcome of our clinical trials and the associated costs. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.

The table below summarizes our research and development expenses by category. Our CDI program expenses, antibiotic pipeline development activities and DMD program expenses include costs paid to contract research organizations, manufacturing costs for our clinical trials, laboratory testing costs and research related expenses incurred in connection with our former strategic alliance with the University of Oxford. Other research and development costs include staff and travel costs (including those of our internal CDI, antibiotic development and DMD teams), research and development related legal costs, ongoing patent maintenance fees, an allocation of facility-related costs and historically non-core program related expenses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
CDI program	$9,913	$6,355	$28,122	$22,400
Antibiotic pipeline research and development costs	434	938	1,360	2,566
DMD program	5	48	5	565
Other research and development costs	4,035	2,610	11,492	7,055
Total	$14,387	$9,951	$40,979	$32,586

From inception to September 30, 2020, our total CDI program expenses were $109.1 million, our total antibiotic pipeline research and development expenses were $7.0 million and our total DMD program expenses were $69.8 million. We no longer expect to incur future costs related to the DMD program with the close-out activities related to ezutromid complete and the research collaboration with the University of Oxford terminated.

The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of ridinilazole or any of our future product candidates. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•the progress, costs and results of clinical trials of ridinilazole for CDI;
•the scope, rate of progress, costs and results of preclinical development, laboratory testing and clinical trials for our future product candidates;
•the costs, timing and outcome of regulatory review of our product candidates;
•the efficacy and potential advantages of our product candidates compared to alternative treatments, including any standard of care, and our ability to achieve market acceptance for any of our product candidates that receive marketing approval;
•the costs and timing of commercialization activities, including product sales, marketing, distribution and manufacturing, for any of our product candidates that receive marketing approval and the rate we expand our physical presence; and
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining, enforcing and protecting our intellectual property rights and defending against any intellectual property-related claims.

A change in the outcome of any of these variables with respect to the development of ridinilazole or any other product candidate that we may develop could result in a significant change in the costs and timing associated with the development of that product candidate. For example, if the European Medicines Agency, or EMA, the U.S. Food and Drug Administration, or the FDA, or another regulatory authority were to require us to conduct clinical trials or other testing beyond those that we currently contemplate will be required for the completion of clinical development of ridinilazole or any other product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional resources and time on the completion of clinical development of that product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits related to our executive, finance, business development, human resources and support functions. Other general and administrative expenses include share-based compensation expenses, facility-related costs, consulting costs and expenses associated with the requirements of being a listed public company in the United States, including insurance, legal, professional, audit and taxation services fees.

We anticipate that our general and administrative expenses will continue to increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates. We also anticipate continued increased accounting, audit, regulatory, compliance, insurance and investor and public relations expenses associated with being a publicly traded domestic reporting company in the United States.

Business Impact of COVID-19 Pandemic

In December 2019, an outbreak of respiratory illness caused by a novel coronavirus, commonly referred to as COVID-19, began in Wuhan, China and has now spread worldwide. On March 11, 2020, the World Health Organization declared the outbreak a global pandemic and public health emergency, and on March 13, 2020, President Donald J. Trump declared the virus as a national emergency. In addition to those who have been directly affected, millions more have been affected by government efforts in the United States, the

United Kingdom, the European Union and around the world to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny and other measures. The pandemic and measures taken in response by governments, private industry, individuals and others have also had significant direct and indirect adverse impacts on businesses and commerce as supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services has spiked, while demand for other goods and services has decreased significantly.

The COVID-19 pandemic and measures taken to contain it have affected our business and operations in several ways. These include, but are not limited to, the following:

•A substantial portion of our employees are working remotely and expect to continue working remotely for the foreseeable future. We have been unable to undertake certain activities directly at the same level as prior to the pandemic, including clinical trial visits and investigator meetings, with such activities being done remotely where possible. We have been relying on remote means of working and communication both internally and externally. We are continuing to monitor and support the health and well-being of our employees and their productivity as remote working continues.

•Certain of our clinical trial sites have suspended enrollment due to facility closures, reduced staff and operations, quarantine travel restrictions and other governmental restrictions. Additionally, we have experienced, and may continue to experience, patient enrollment at a slower pace at certain of our clinical trial sites than expected. We may also face difficulties in recruiting and retaining patients in our clinical trials to the extent patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the pandemic. As a result, we expect the results from our clinical trials to be delayed, which we expect will have a material adverse impact on our clinical trial timelines and result in increased clinical development costs.

•As a result of the slower pace of patient enrollment, our clinical supplies of ridinilazole and vancomycin manufactured for our Phase 3 clinical trials may not be utilized prior to their expiration and may need to be replaced. While we do not currently anticipate significant interruptions in our clinical supply chain, quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture and deliver additional clinical supplies, which could cause the results from our clinical trials to be delayed even further.

•Many of our clinical trial sites have been operating with reduced staff and other restrictions. We have increased our efforts to engage with our clinical trial sites with a focus on retaining patients and maintaining scheduled visits and treatments, and where possible, instituted practices such as addition of home healthcare provider services for patients and remote monitoring.

•The pandemic has caused significant disruption to the financial markets and has caused volatility in the price of our stock and that of other companies in the biotechnology industry.

The progression of the COVID-19 pandemic continues to evolve and its enduring impact on our business remains uncertain. There may be other material adverse impacts on our business, operations and financial condition that are unpredictable at this time, including delays in the development and regulatory approval of our product candidates and difficulties in retaining qualified personnel during the pandemic and once it subsides. The extent to which the pandemic may impact our business will depend on future developments, such as the duration of the pandemic, quarantines, travel restrictions and other measures in the United States, the United Kingdom, the European Union and around the world, business closures or business disruptions and the effectiveness of actions taken to contain the pandemic.

Results of Operations

Comparison of the Three Months Ended September 30, 2020, to the Three Months Ended September 30, 2019

The following table summarizes the results of our operations for the three months ended September 30, 2020, and September 30, 2019, together with the changes to those items:

	Three months ended		Change September 30, 2020 vs. September 30, 2019
	September 30, 2020	September 30, 2019	Increase/(Decrease)
	(in thousands, except percentages)
Revenue	$181	$148	$33	22.3%
Operating expenses
Research and development	(14,387)	(9,951)	(4,436)	(44.6)
General and administrative	(7,460)	(2,683)	(4,777)	(178.0)
Impairment	(859)	—	(859)	(100.0)
Total operating expenses	(22,706)	(12,634)	(10,072)	(79.7)
Other operating income	4,309	6,296	(1,987)	(31.6)
Operating loss	(18,216)	(6,190)	(12,026)	194.3
Other (income) expense, net	416	(75)	491	654.7
Loss before income tax	(17,800)	(6,265)	(11,535)	184.1
Income tax benefit (expense)	99	(111)	210	(189.2)
Net loss	$(17,701)	$(6,376)	$(11,325)	177.6%

Revenue

Revenue was $0.2 million for the three months ended September 30, 2020, compared to $0.1 million for the three months ended September 30, 2019.

The revenue recognized during the three months ended September 30, 2020 and 2019, relates to the receipt of a $2.5 million upfront payment and $1.0 million milestone payment in respect of the license and commercialization agreement signed with Eurofarma in December 2017. The $2.5 million and $1.0 million payments are being recognized ratably over the performance period.

Other Operating Income

Other operating income was $4.3 million for the three months ended September 30, 2020, as compared to $6.3 million for the three months ended September 30, 2019. Other operating income for these periods primarily was related to our funding contract with BARDA for the development of ridinilazole for the treatment and reduction in recurrence of CDI. Specifically, we recognized other operating income of $1.6 million during the three months ended September 30, 2020, as compared to $4.2 million during the three months ended September 30, 2019, from the BARDA contract. The decrease in other income related to BARDA is due to reaching the billing contract value on the base period funding in June 2019 and on the first work option in March 2020.

BARDA reimburses us for certain allowable costs for funded projects. For contracts with government agencies, when we have concluded that it we are the principal in conducting the research and development expenses, and where the funding arrangement is considered central to our ongoing operations, we classify the recognized funding received as operating income. We have not recorded the funding as revenue as our primary business activities are not to do research on behalf of the government, but rather to ultimately sell pharmaceutical products.

We have concluded to recognize funding received as operating income, rather than as a reduction of research and development expenses, because we are the principal in conducting the research and development activities and these contracts are central to our ongoing operations. Operating income is recognized as the qualifying expenses related to the contracts are incurred. Operating income recognized upon incurring qualifying expenses in advance of receipt of funding is recorded in the consolidated balance sheet as accounts receivable. The related costs incurred by us are included in research and development expense in the our consolidated statements of operations and comprehensive (loss)/income.

We also recognized other operating income of $0.1 million during the three months ended September 30, 2020, related to our funding arrangements with CARB-X for our gonorrhea program as compared to $0.2 million for the three months ended September 30, 2019.

In addition, $2.6 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively, was recognized in R&D tax credits, which reflect Research and Development Expenditure Credits received in the UK. As a company that carries out extensive research and development activities, we seek to benefit from two UK R&D tax credit cash rebate regimes: Small and Medium Enterprise, or SME, Program and the Research and Development Expenditure Credit, or RDEC, Program. Qualifying expenditures largely comprise employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which we do not receive income. Tax credits related to the SME Program and RDEC are recorded as other operating income, as they are similar to grant income, in the consolidated statements of operations and other comprehensive (loss)/income. Under both schemes, the Company receives cash payments.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $4.4 million to $14.4 million for the three months ended September 30, 2020, from $10.0 million for the three months ended September 30, 2019. There were increased expenditures related to our CDI program and research and development related staffing and facilities costs, offset by decreased expenditure related to antibiotic pipeline research and development activities.

Expenses in connection with the CDI program increased by $3.5 million to $9.9 million for the three months ended September 30, 2020, from $6.4 million for the three months ended September 30, 2019. This increase primarily related to consultancy and CRO costs related to the Phase 3 clinical trials of ridinilazole that commenced in February 2019.

Investment in our antibiotic pipeline development activities was $0.4 million for the three months ended September 30, 2020, compared to $0.9 million for three months ended September 30, 2019. This decrease primarily related to decreased research activities in relation to the DDS-01 program for gonorrhea.

Other research and development expenses increased by $1.4 million to $4.0 million during the three months ended September 30, 2020, as compared to $2.6 million for the three months ended September 30, 2019. This was due to increases in staff and facilities costs related to medical affairs, market access and CMC related to development and pre- commercialization activities.

General and administrative expenses increased by $4.8 million to $7.5 million for the three months ended September 30, 2020, from $2.7 million for the three months ended September 30, 2019. This increase was primarily due to increases in staffing costs of $0.1 million, staffing and recruiting fees of $0.4 million, insurance fees of $0.2 million, legal and professional fees of $2.3 million in connection with the Redomiciliation Transaction, and a net negative movement in exchange rate variances of $1.8 million.

Impairment Expense

We recognized impairment expenses of $0.9 million for the three months ended September 30, 2020 related to our option over non-financial assets.

Other income (expense), net

Other income, net was $0.4 million for the three months ended September 30, 2020, compared to a $0.1 million expense for the three months ended September 30, 2019. Other income primarily related to income recognized on the change of assumption on the contingent liability, offset by interest on operating leases.

Income Tax Benefit (Expense)

The income tax benefit for the three months ended September 30, 2020, was $0.1 million as compared to a $0.1 million expense for the three months ended September 30, 2019. We have recorded a full valuation allowance against the deferred tax asset.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

The following table summarizes the results of our operations for the nine months ended September 30, 2020 and 2019, together with the changes to those items:

	Nine months ended		Change September 30, 2020 vs. September 30, 2019
	September 30, 2020	September 30, 2019	Increase/(Decrease)
	(in thousands, except percentages)
Revenue	$675	$795	$(120)	(15.1)%
Operating expenses
Research and development	(40,979)	(32,586)	(8,393)	(25.8)
General and administrative	(13,430)	(7,917)	(5,513)	(69.6)
Impairment	(859)	—	(859)	(100.0)
Total operating expenses	(55,268)	(40,503)	(14,765)	(36.5)
Other operating income	14,949	19,881	(4,932)	(24.8)
Operating loss	(39,644)	(19,827)	(19,817)	(99.9)
Other income (expense), net	296	(231)	527	228.1
Loss before income tax	(39,348)	(20,058)	(19,290)	(96.2)
Income tax benefit	93	13	80	615.4
Net loss	$(39,255)	$(20,045)	$(19,210)	(95.8)%

Revenue

Revenue was $0.7 million for the nine months ended September 30, 2020, compared to $0.8 million for the nine months ended September 30, 2019.
We recognized $0.7 million of revenue during the nine months ended September 30, 2020, as compared to $0.5 million for the nine months ended September 30, 2019 relating to the receipt of a $2.5 million upfront payment in respect of the license and commercialization agreement signed with Eurofarma in December 2017. The increase in revenue is due to receiving a $1.0 million milestone in the first quarter of 2020 upon the achievement of a patient enrollment target. The $2.5 million and $1.0 million payments are being recognized ratably over the performance period.

We also recognized $0.3 million of revenue in the nine months ended September 30, 2019 related to the Sarepta contact, which was terminated in June 2019.

Other Operating Income

Other operating income was $14.9 million for the nine months ended September 30, 2020, as compared to $19.9 million for the nine months ended September 30, 2019. This decrease resulted primarily from the recognition of $7.7 million during the nine months ended September 30, 2020, as compared to $14.2 million during the nine months ended September 30, 2019, from our funding contract with BARDA for the development of ridinilazole for the treatment and reduction of recurrence of CDI. The decrease in other income related to BARDA is due to reaching the billing contract value on the base period funding in June 2019 and on the first work option in March 2020.

We also recognized other operating income of $0.3 million during the nine months ended September 30, 2020, as compared to $0.8 million for the nine months ended September 30, 2019, related to our funding arrangements with CARB-X for our antibiotic pipeline activities.

In addition, $6.9 million and $4.9 million was recognized for the nine months ended September 30, 2020 and 2019, respectively, in R&D tax credits, representing Research and Development Expenditure Credits received in the UK.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $8.4 million to $41.0 million for the nine months ended September 30, 2020, from $32.6 million for the nine months ended September 30, 2019. This was due to increased expenditure related to our CDI program, and research and development related staffing and facilities costs, offset by decreased expenditure related to the antibiotic pipeline development activities and discontinued DMD program.

Investment in the CDI program increased by $5.7 million to $28.1 million for the nine months ended September 30, 2020, from $22.4 million for the nine months ended September 30, 2019. This increase primarily related to clinical trial activities and manufacturing activities associated with the Phase 3 clinical trials of ridinilazole that commenced in February 2019.

Investment in antibiotic pipeline development activities was $1.4 million for the nine months ended September 30, 2020, compared to $2.6 million for the nine months ended September 30, 2019. This decrease was due to a reduction in pipeline development activities during the period while we focused on the development of DDS-01 and DDS-04, rather than investing in other pipeline projects.

Expenses related to the DMD program decreased to $0 million for the nine months ended September 30, 2020, from $0.6 million for the nine months ended September 30, 2019. We discontinued the development of ezutromid in June 2018, which resulted in a decrease in the clinical and manufacturing expenses, as well as a reduction in next and future generation utrophin modulation program research activities.

Other research and development expenses increased by $4.4 million to $11.5 million during the nine months ended September 30, 2020, as compared to $7.1 million during the nine months ended September 30, 2019, which was due to an increase in staff, consulting and facilities costs related to medical affair and CMC related to development and pre- commercialization activities.

General and Administrative Expenses

General and administrative expenses increased by $5.5 million to $13.4 million for the nine months ended September 30, 2020, from $7.9 million for the nine months ended September 30, 2019. This increase was primarily due to increases in staffing costs of $3.1 million and legal and professional fees of $3.6 million in connection with the Redomicilation Transaction, offset by a net positive movement in exchange rate variances of $1.7 million.

Impairment Expense

We recognized impairment expenses of $0.9 million for the nine months ended September 30, 2020 related to our option over non-financial assets.

Other income (expense), net

Other income, net was $0.3 million for the nine months ended September 30, 2020, compared to other expense of $0.2 million for the nine months ended September 30, 2019. Other income primarily related to income recognized on the change of assumption on the contingent liability, offset by interest on operating leases.

Income Tax Benefit

The income tax benefit for the nine months ended September 30, 2020 was $0.1 million as compared to income tax benefit of $0.0 million for the nine months ended September 30, 2019. This change in income tax benefit was driven by an adjustment to deferred taxes related to intangible assets. We have recorded a full valuation allowance against the deferred tax asset.

Liquidity and Capital Resources

Sources of liquidity

To date, we have financed our operations primarily through issuances of our common stock, payments to us under our former license and collaboration agreement with Sarepta and our license and commercialization agreement with Eurofarma and development funding and other assistance from government entities, philanthropic, non-government and not for profit organizations and patient advocacy groups for our product candidates. In particular, we have received funding from BARDA, CARB-X, Innovate UK, Wellcome Trust and a number of not for profit organizations.

In March 2014, we received net proceeds of $34.2 million from the issuance and sale of 3,384,6157 shares of common stock in a private placement outside the United States. In March 2015, in our initial public offering in the United States, we received net proceeds of $32.7 million from the issuance and sale of 3,967,500 shares of common stock. In October 2016, in connection with our entry into an exclusive license and collaboration agreement with Sarepta, we received an up-front payment of $40.0 million from Sarepta and we received a further $22.0 million in June 2017 as a development milestone from Sarepta following the first dosing of the last patient in our Phase 2 clinical trial of ezutromid. In September 2017, we received net proceeds of $18.2 million from the issuance and sale of 1,677,850 shares of common stock. In December 2017, in connection with our entry into an exclusive license and commercialization agreement with Eurofarma, we received an up-front payment of $2.5 million from Eurofarma. In March 2018, we received net proceeds of $19.8 million from the issuance and sale of 1,666,667 shares of common stock to investors in Europe. In January 2019, we received net proceeds of $24.4 million from the issuance and sale of 15,625,000 shares of common stock to a single investor, Mr. Robert W. Duggan. In December 2019, we received net proceeds of $49.1 million from the issuance and sale of 35,075,690 shares of common stock to three existing investors. As part of the equity placing, the participating investors were granted warrants with the right to subscribe for 5,261,353 new shares of common stock at an exercise price of $1.58 per share. In November 2020, we received net proceeds of $50.0 million from the issuance and sale of 14,970,060 shares of common stock to three existing investors.

Funding requirements

Since our inception, we have incurred significant operating losses. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase in connection with conducting clinical trials for our lead product candidate, ridinilazole, for the treatment and reduction of recurrence of CDI, conducting preclinical research and development activities and seeking marketing approval for ridinilazole in the United States as well as other geographies where we retain commercialization rights.

In addition, our expenses will increase if and as we:

•continue the research and development of ridinilazole, as well as our early-stage programs targeting infections caused by Enterobacteriaceae;
•seek to identify and develop additional future product candidates, including through our bacterial genetics-based Discuva Platform for the discovery and development of new mechanism antibiotics, and specifically our research activities against a group of bacteria that collectively are known as the ESKAPE pathogens;
•seek marketing approvals for any product candidates that successfully complete clinical development;
•ultimately establish a sales, marketing and distribution infrastructure in jurisdictions where we have retained commercialization rights and scale up external manufacturing capabilities to commercialize any product candidates for which we receive marketing approval;
•acquire or in-license other product candidates and technology;
•maintain, expand and protect our intellectual property portfolio;
•hire additional clinical, regulatory and scientific personnel;
•expand our physical presence; and
•add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

As of September 30, 2020, we had cash and cash equivalents of $21.3 million. We believe that our existing cash and cash equivalents, as well as the net proceeds from our November 2020 fundraise, the remaining amounts receivable under our contract with BARDA for the development of ridinilazole and amounts receivable for research and development expenditure credits will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021. While these capital resources have allowed us to initiate our two Phase 3 clinical trials of ridinilazole, we do not expect to be able to complete these trials without additional capital.

We have based the foregoing estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support or through new collaboration arrangements. Our future capital requirements will depend on many factors, including:

•the progress, costs and results of clinical trials of ridinilazole for CDI;
•the number and development requirements of other future product candidates that we pursue;
•the costs, timing and outcome of regulatory review of ridinilazole and our other product candidates we develop;
•the costs and timing of commercialization activities, including product sales, marketing, distribution and manufacturing, for any of our product candidates that receive marketing approval;
•subject to receipt of marketing approval, revenue received from commercial sales of ridinilazole or any other product candidates;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims;
•our contract with BARDA and whether BARDA elects to pursue its final designated option beyond the base period and two exercised options;
•the amounts we receive from Eurofarma under our license and commercialization agreement, including for the achievement of development, commercialization and sales milestones and for product supply transfers;
•our ability to establish and maintain collaborations, licensing or other arrangements and the financial terms of such arrangements;
•the extent to which we acquire or invest in other businesses, products and technologies;
•the rate of the expansion of our physical presence;
•the extent to which we change our physical presence; and
•the costs of operating as a domestic issuer in the United States following the Redomiciliation Transaction.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, collaborations, strategic alliances, grants and clinical trial support from governmental entities and philanthropic, non-government and not for profit organizations and patient advocacy groups, debt financings, and marketing, distribution or licensing arrangements. We do not have any committed external source of funds other than amounts we may receive from BARDA, CARB-X and Eurofarma under our arrangements with them. As a result, we will need additional capital to fund our operations. Additional capital, when needed, may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table summarizes the results of our cash flows for the nine months ended September 30, 2020 and 2019:

	2020	2019
	(in thousands)
Net cash (Used in) provided by:
Operating activities	(40,140)	(13,861)
Investing activities	(371)	(358)
Financing activities	3	24,504
Net change in cash and cash equivalents	$(40,508)	$10,285

Operating Activities

Net cash used in operating activities was $40.1 million for the nine months ended September 30, 2020, consisting primarily of a net loss of $39.3 million adjusted for non-cash items including stock-based compensation expense of $1.2 million, other income of $0.3 million, depreciation and amortization expense of $1.3 million, and a net increase in operating assets and liabilities of $3.9 million. The significant items in the change in operating assets that impacted our use of cash in operations were an increase in research and development tax credit receivable of $3.5 million offset by cash inflows related to deferred revenue and income of $5.3 million.

Net cash used in operating activities was $13.9 million for the nine months ended September 30, 2019 consisting primarily of a net loss of $20.0 million adjusted for non-cash items including stock-based compensation expense of $0.8 million, depreciation and amortization expense of $1.3 million, and a net decrease in operating assets and liabilities of $3.5 million. The significant items in the change in operating assets that impacted our use of cash in operations include cash inflows related to accounts receivables of $2.8 million due to collection of billings on upfront costs, prepaids of $2.7 million and a decrease in research and development tax credit receivable of $1.8 million offset by cash outflows related to deferred income of $2.6 million and accounts payable of $0.5 million.

Investing Activities

Net cash outflow in investing activities for the nine months ended September 30, 2020, was $0.4 million compared to $0.4 million for the nine months ended September 30, 2019. Net cash outflow from investing activities represented amounts paid to acquire property, plant and equipment and intangible assets.

Financing Activities

Net cash inflow from financing activities for the nine months ended September 30, 2020 were proceeds from the exercise of RSU's.

Net cash inflow from financing activities for the nine months ended September 30, 2019 was $24.5 million, which represents the net proceeds received from the issuance and sale of 15,625,000 shares of common stock to a single investor in January 2019.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses, income taxes, and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 3 to our audited consolidated financial statements included in our current report on Form 8-K, filed with the Securities and Exchange Commission on September 29, 2020. There have been no changes to our critical accounting policies and estimates since the date of issuance of those audited financial statements.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please see Note 3 of Notes to Consolidated Financial Statements included herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our activities expose us to a variety of financial risks: foreign currency risk, interest rate risk, credit risk and liquidity risk. Our principal financial instrument comprises cash and cash equivalents, and this is used to finance our operations. We have various other financial instruments such as other receivables and trade and other payables that arise directly from our operations. The category of loans and receivables contains only other receivables, shown on the face of the balance sheet, all of which mature within one year. We have compared fair value to book value for each class of financial asset and liability and no difference was identified.

Foreign Currency Risk

Foreign currency risk refers to the risk that the value of a financial commitment or recognized asset or liability will fluctuate due to changes in foreign currency rates. Our net income and financial position, as expressed in U.S. dollar, are exposed to movements in foreign exchange rates against the pounds sterling and the euro. The main trading currencies are pounds sterling, the U.S. dollar, and the euro. We are exposed to foreign currency risk as a result of operating transactions, capital raises in the United Kingdom and the translation of foreign bank accounts. We monitor our exposure to foreign exchange risk. Exposures are generally managed through natural hedging via the currency denomination of cash balances and any impact currently is not material to us.

Interest Rate Risk

We do not hold any derivative instruments, or other financial instruments, that expose us to material interest rate risk.

Credit Risk

We consider all of our material counterparties to be creditworthy. We consider the credit risk for each of our counterparties to be low and do not have a significant concentration of credit risk at any of our counterparties.

Liquidity Risk

We have funded our operations since inception primarily through the issuance of equity securities. We have also received funding from our license and collaboration agreement with Sarepta (now terminated) and our license and commercialization agreement with Eurofarma, as well as philanthropic, non-government and not for profit organizations and patient advocacy groups and grant funding from government entities, including BARDA, CARB-X and Innovate UK. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Item 4. Controls and Procedures.

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) under the supervision and the participation of the company’s management, which is responsible for the management of the internal controls, and which includes our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of September 30, 2020 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from our risk factors described in Exhibit 99.1 to our current report on Form 8-K, filed with the Securities and Exchange Commission on September 29, 2020. The risks referenced above are not the only risks facing our Company. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits
Exhibit Index

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2020	SUMMIT THERAPEUTICS INC.

	By:	/s/ Robert W. Duggan
	Name:	Robert W. Duggan
	Title	Chief Executive Officer; Executive Chairman

	By:	/s/ Michael Donaldson
	Name:	Michael Donaldson
	Title	Chief Financial Officer