Form 10-K
period 2020-12-31
Summit Therapeutics Inc.
filed 2021-03-31
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-36866

Summit Therapeutics Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware		37-1979717
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

One Broadway, 14th Floor
Cambridge,	MA	02142
(Address of Principal Executive Offices)		(Zip Code)
(617) 514-7149
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SMMT	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☒
The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on June 30, 2020, was $67.0 million. For purposes of this computation only, all executive officers and directors have been deemed affiliates.
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of March 24, 2021 was 82,916,189.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended December 31, 2020 are incorporated by reference into Part III of this report.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Report include, among other things, statements about:

•the timing and conduct of our clinical trials of ridinilazole (formerly SMT19969) for the treatment of patients with Clostridioides difficile infection (formerly known as Clostridium difficile infection), including statements regarding the timing of initiation and completion of the clinical trials and the period during which the results of the clinical trials will become available;
•the timing of and our ability to obtain marketing approval of ridinilazole, and the ability of ridinilazole to meet existing or future regulatory standards;
•the timing and conduct of clinical trials for any other product candidates;
•the potential benefits of our Discuva Platform to identify new bacterial targets for drug discovery and development;
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
•our competitive position;
•our ability to continue as a going concern; and
•the impact of the novel coronavirus pandemic (COVID-19) and the response to it.

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

SPECIAL NOTE REGARDING THE REDOMICILIATION

On September 18, 2020, Summit Therapeutics Inc., a Delaware corporation, or New Summit, became the successor issuer to Summit Therapeutics plc, a public limited company incorporated under the laws of England and Wales with the Registrar of Companies of England and Wales, United Kingdom, or Old Summit, for certain purposes under both the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such succession occurred pursuant to a scheme of arrangement under UK law, which resulted in New Summit becoming the holding company of Old Summit (the predecessor registrant and former holding company) and its subsidiaries, which we refer to as the Redomiciliation Transaction. On September 18, 2020, Old Summit was converted into a private limited company under the laws of England and Wales and renamed Summit Therapeutics Limited.

Unless the context requires otherwise, all references in this Report to "Summit," "the Summit Group," "the Company," "we," "ours," "us," or similar terms on or prior to September 18, 2020 (the effective date of the Redomiciliation Transaction), refer to our predecessor, Summit Therapeutics plc, together with its subsidiaries.
i

PART I

Item 1. Business
Overview
We are a biopharmaceutical company focused on the discovery, development, and commercialization of novel antibiotics for serious infectious diseases. We are conducting a Phase 3 clinical program focused on the infectious disease Clostridiodes difficile infection, also known as C. difficile infection, or CDI. We are also expanding our product candidate portfolio through the development of new mechanism, precision antibiotics using our proprietary Discuva Platform. Summit Therapeutics Inc. was incorporated under the laws of the state of Delaware in July 2020, prior to the completion of the Redomiciliation Transaction.

Ridinilazole for Clostridioides difficile Infection
Our lead CDI product candidate is ridinilazole (formerly SMT19969), an orally administered small molecule antibiotic. We dosed the first patient in our Phase 3 clinical trials of ridinilazole for CDI in February 2019. The pivotal Phase 3 clinical program consists of two Phase 3 clinical trials that are each designed to assess, as their primary endpoint, the superiority of ridinilazole compared to vancomycin in sustained clinical response, or SCR, which is defined as clinical cure based on the resolution of diarrhea at the end of treatment and no recurrence of CDI within 30 days after the end of treatment. Additional endpoints include safety and tolerability, analyses of the gut microbiome and metabolome, quality of life and health economic outcome measures.

Ridinilazole is designed to selectively target the bacterium Clostridioides difficile (previously known as Clostridium difficile), or C. difficile, bacteria while preserving the remainder of the gut microbiome, thus allowing more rapid restoration of the microbiome to a healthy state. A healthy, diverse microbiome is associated with decreased CDI recurrence rates. If the Phase 3 program confirms that ridinilazole is associated with decreased recurrence rates and higher SCR rates, these data would potentially have health economic value since CDI recurrence is associated with increased morbidity, mortality, and healthcare costs over weeks to months. The FDA has designated ridinilazole as a qualified infectious disease product, or QIDP, and the FDA granted ridinilazole fast track designation. In 2019, the Centers for Disease Control and Prevention of the U.S. Department of Health and Human Services, or CDC, published an update of its 2013 report reviewing antibiotic resistance threats to the United States. This updated report continued to highlight that CDI poses an immediate public health threat that requires urgent and aggressive action, and is one of four bacterial pathogens with this urgent threat status.

CDI is a bacterial infection of the colon that produces toxins causing inflammation of the colon and severe watery diarrhea, painful abdominal cramping, nausea, fever, and dehydration. CDI can also result in more serious disease complications, including bowel perforation, sepsis, and death. CDI typically develops following the use of antibiotics that can cause widespread damage to the microbiome, or the natural gut flora, and allow overgrowth of C. difficile bacteria. CDI represents a serious healthcare issue in hospitals, long-term care homes, and in the wider community.

In November 2015, we reported top-line results from our double blind, randomized, active controlled Phase 2 clinical trial that evaluated ridinilazole compared to the current standard of care, vancomycin, for the treatment of CDI. The Phase 2 clinical trial exceeded its primary endpoint of non-inferiority, with ridinilazole achieving statistical superiority over vancomycin in SCR. The statistical superiority was driven by a large numerical reduction in recurrent CDI compared with vancomycin. We subsequently reported that data from our Phase 2 clinical trial showed ridinilazole to be highly preserving of the gut microbiome compared to patients who received vancomycin and experienced substantial damage to their gut microbiome that for many patients persisted during the 30-day post-treatment period. Ridinilazole was well tolerated at all doses tested in the Phase 2 clinical trial.

We have been awarded a contract from Biomedical Advanced Research and Development Authority, or BARDA, an agency of the U.S. government's Department of Health and Human Services' Office of the Assistant Secretary for Preparedness and Response originally worth up to $62.0 million. In June 2019 and again in January 2020, BARDA increased the value of our contract such that it is now worth up to $72.5 million. As of December 31, 2020, an aggregate of $53.3 million of the total committed BARDA funding has been received. Our contract with BARDA will, in part, fund our ongoing Phase 3 clinical trials and potential regulatory applications for marketing approval for ridinilazole in the United States. We have also entered into a license and commercialization agreement with Eurofarma Laboratórios S.A., or Eurofarma, pursuant to which we granted to Eurofarma exclusive rights to commercialize ridinilazole in specified countries in South America, Central America and the Caribbean. We have retained commercial rights to ridinilazole for the treatment of CDI in the rest of the world.

Infectious Disease Pipeline
Our goal is to build a franchise in the field of infectious diseases through the discovery and development of new mechanism of action antibiotics focused on treating patients with serious bacterial infections, where there is a substantial unmet need and where we believe we have the ability to show meaningful advantages over current treatments. Our focus is on developing patient friendly antibiotics against pathogens that represent serious healthcare threats.

Discuva Platform
In December 2017, we expanded our activities in the field of infectious diseases with the acquisition of Discuva Limited, a privately held U.K.-based company. Through this acquisition, we obtained a bacterial genetics software based technology (our Discuva Platform), which facilitates the discovery and development of new mechanism antibiotics. Our Discuva Platform can be used to help elucidate new bacterial targets for drug discovery, understand the mechanism of action of antibiotics and optimize preclinical antibiotic candidates against the propensity to develop bacterial resistance. In addition to discovery project support, the deep biology and microbiology expertise of the Discuva group has been utilized over the past year to gain a better understanding of the mechanism of action of ridinilazole and to characterize the preclinical microbiology of ridinilazole in greater detail. The mechanism of action and microbiology studies will form part of the new drug application, or NDA, filing for ridinilazole.

Enterobacteriaceae program
We continue to advance our late lead optimization program targeting infections caused by Enterobacteriaceae. We have used our Discuva Platform to identify a novel bacterial target and chemotype for the potential treatment of Enterobacteriaceae infections. Enterobacteriaceae are a family of bacteria responsible for serious infections across a number of conditions including bloodstream infections, urinary tract infections and hospital-acquired pneumonias. Multidrug resistant Enterobacteriaceae are resistant to treatment by most or occasionally all existing antibiotics. The most difficult to treat among them are the Extended Spectrum Beta-Lactamase ("ESBL")-producing and the Carbapenem-Resistant Enterobacteriaceae which according to the CDC, have collectively caused an estimated 210,500 infections and 10,200 deaths in hospitalized patients in the United States in 2017. Our DDS-04 series continues to build on highly promising preclinical in vivo efficacy data with an immediate focus on a new antibiotic agent for the treatment of complex urinary tract infections and associated bacteremia.

Neisseria gonorrhoeae program
In July 2018, we were granted a sub-award of up to $4.5 million from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program, or CARB-X, to advance our small molecule antibiotic candidate targeting Neisseria gonorrhoeae (SMT-571). Based on toxicology data from preclinical studies, the SMT-571 chemotype was determined not to have suitable qualities for further development and therefore, we have ceased all work on the gonorrhea program.

Our Product Development Pipeline
The following table summarizes our product development pipeline. We are also developing an earlier stage pipeline of antibiotic compounds for serious bacterial infections.

*	We have granted Eurofarma an exclusive license to the commercial rights for ridinilazole in specified countries in South America, Central America and the Caribbean. We retain commercialization rights in the rest of the world.

Our Strategy
Our goal is to become a fully-integrated biopharmaceutical company focused on the discovery, development, and commercialization of novel mechanism of action antibiotics for the treatment of serious infectious diseases. Our most advanced program targets CDI, and we have an emerging pipeline of new mechanism antibiotics. The key elements of our strategy to achieve this goal are to:

Rapidly advance the development of our lead product candidate ridinilazole for the treatment of CDI.
We are focusing our resources and business efforts primarily on rapidly advancing the development of ridinilazole for the treatment of CDI. We are currently conducting two global Phase 3 clinical trials that are evaluating the benefits of ridinilazole compared to the current standard of care antibiotic, vancomycin, by testing for superiority in the endpoint of sustained clinical response.

Commercialize ridinilazole for CDI in the United States with our own sales team.
We hold exclusive commercialization rights for ridinilazole for all indications in the United States. If ridinilazole receives regulatory approval, we intend to commercialize it initially in the United States with our own focused, specialized sales force that we plan to establish. We will evaluate our options to maximize the commercial opportunity for ridinilazole in other key territories where we retain exclusive commercialization rights, including Europe and Asia. We have granted the exclusive right to commercialize ridinilazole in certain countries in South America, Central America, and the Caribbean to Eurofarma in exchange for an upfront payment and specified development, commercial, and sales milestones, as well as specified product supply transfer payments.

Expand our product portfolio of new mechanism antibiotics using our Discuva Platform.
We are focused on expanding our product portfolio through the identification of new mechanism antibiotics that target pathogens that are classified as posing serious or urgent healthcare threats by organizations such as the CDC and WHO. We are using our proprietary Discuva Platform that includes libraries of a wide range of bacteria to facilitate the discovery and development of our new mechanism antibiotic compounds. For example, we are developing a series of new mechanism antibiotics for the potential treatment of infections caused by highly-resistant Enterobacteriaceae.

Maintain and expand our leadership in the field of antibiotic research and development.
We are seeking to apply our existing knowledge and experience to position ourselves as a leader in antibiotic research and development and generate a pipeline of new mechanism antibiotics. We aim to design new mechanism, precision antibiotics that are targeted for a pathogen or infection. Precision antibiotics have the potential to preserve the healthy bacteria in the human microbiome that provide natural protection against infection and helps maintain general human health. We may expand our development capabilities or product pipeline through opportunistically in-licensing or acquiring the rights to complementary products, product candidates, or technologies that we believe will enhance our leadership in the field of antibiotic innovation. We believe our strategy will allow us to develop new antibiotics that are able to show meaningful advantages over existing standards of care, which will promote their use in patients and not have them held in reserve. We believe our strategy is aligned with the principles of good antibiotic stewardship.

Seek additional governmental and other third-party grants and support.
We have obtained development funding and other assistance from government entities, philanthropic, non-government, and not-for-profit organizations for our product candidates. For example, the Wellcome Trust Limited provided funding for ridinilazole up until the completion of our Phase 2 proof of concept clinical trial, and BARDA is providing funding to support our ongoing Phase 3 clinical trials and regulatory development of ridinilazole. We have also received funding from CARB-X and Innovate UK to support the development of previous early-stage programs. We plan to continue to encourage these types of organizations to provide additional funding and support for our development programs.

Antimicrobial Resistance
Overuse and misuse of antibiotics contribute to two serious public health issues: antimicrobial resistance, or AMR, and CDI. AMR is a natural process that has allowed microbes (bacteria, viruses, fungi and parasites) to survive in their environments for billions of years. As microbes are challenged with antimicrobial substances, some microbes will be able to survive and can pass their AMR genes to the next generation. The overuse and inappropriate use of antimicrobial medicines has increased the rate at which microbes are acquiring AMR, with serious consequences for the effective use of many clinical antibiotics.

Approximately 700,000 people die every year from antimicrobial resistant infections. According to the 2016 report, Tackling Drug-Resistant Infections Globally, chaired by Jim O’Neill, the number of deaths due to antimicrobial resistant infections is projected to rise to 10 million by 2050, a number that surpasses deaths due to cancer. The rise of AMR could render once easily treated infections untreatable and undermine the ability of physicians to perform surgeries and other routine medical procedures.

From the 1920s through the 1980s, new classes of antibiotics were discovered and approved for use in patients at a pace where AMR was not considered a clinical issue. However, since the 1990s, there has been a dramatic reduction in the number of antibiotics developed with very few new mechanism antibiotics reaching the patient. Consequently, AMR has emerged as an increasingly serious clinical issue.

Recently, approved antibiotics have generally been broad-spectrum analogues of older antibiotics already in use. These antibiotics are not necessarily the most appropriate drug for a given infection and resistance has generally developed quickly after their introduction to the clinic. The Pew Trust regularly publishes a pipeline of antibiotics currently in global clinical development, and in March 2021 (the most recent release), the Pew Trust's report showed that of the 41 antibiotics in clinical development, 13 antibiotics are in Phase 3 clinical trials, of which only three are a new class of antibiotic.

Antimicrobial Stewardship
The CDC defines antimicrobial stewardship as ensuring patients receive the right antibiotic at the right dose, at the right time and for the right duration with the goal of improving patient care, more effectively combating AMR and ultimately saving lives. Our strategy for the development of new antibiotics is closely aligned with good antibiotic stewardship. We believe we can design antibiotics for a specific pathogen or infection, allowing physicians to reserve broad-spectrum antibiotics for idiopathic infections. We believe this approach will serve to improve patient outcomes and reduce resistance development.

Clostridioides difficile Infection Overview
Clostridioides difficile, or C. difficile infection ("CDI") is a bacterial infection of the colon that produces toxins causing inflammation of the colon and severe watery diarrhea, painful abdominal cramping, nausea, fever and dehydration. CDI can also result in more serious disease complications, including bowel perforation, sepsis and death. CDI represents a serious healthcare issue in hospitals, long-term care homes and in the wider community. We estimate that there are approximately half a million cases of CDI each year across the United States based on a meta-analysis published in the Journal of Global Health in June 2019.
CDI originates from a bacterium known as Clostridioides difficile, Clostridium difficile or C. difficile. C. difficile sometimes can be a harmless resident of the gastrointestinal tract. The complex community of microorganisms that make up the gut microbiome usually moderates levels of C. difficile. The gut microbiome, which includes natural gut flora, is an essential part of the normal function of the gastrointestinal tract and also has wide implications in human health, such as the proper function of the immune system. CDI typically develops following the use of broad-spectrum antibiotic agents that can cause widespread damage to the gut microbiome and allow overgrowth of C. difficile. Hypervirulent C. difficile strains have also emerged and are frequently associated with more severe disease. A paper published in 2018 in the peer-reviewed journal, American Journal of Infection Control, reported that in the United States, the hypervirulent strain, ribotype 027, accounts for approximately one-fifth of all CDI cases.
The primary clinical issue with CDI is disease recurrence. This is in contrast to other bacterial threats for which drug resistance is the principal concern. According to an article published in 2012 in the peer reviewed journal Clinical Microbiology and Infection, up to 25% of patients with CDI suffer a second episode of the infection. The risk of further recurrence rises to 65% after a patient suffers a third episode of CDI. In addition, each episode of recurrent disease is associated with greater disease severity and higher mortality rates. Recurrent disease is associated with an increased burden on the healthcare system.
In 2013, the CDC highlighted CDI as one of three pathogens that pose an immediate public health threat and require urgent and aggressive action. In 2019, the CDC published an updated report that continued to highlight the threat posed by CDI, with this infection classified as one of four bacterial pathogens that poses an immediate public health threat and requires urgent and aggressive action. In 2012, the Generating Antibiotics Incentives Now Act provisions of the FDA Safety and Innovation Act, or GAIN, became law. The goal of GAIN is to encourage the development of new antibiotics that treat specific pathogens, including C. difficile, which cause serious and life-threatening infections.

Current CDI Treatments
Existing treatment options for CDI are limited. Currently, the most commonly used treatments for CDI are vancomycin or off label use of metronidazole, both of which are broad-spectrum antibiotics. Broad-spectrum antibiotics may not be the most appropriate treatment for CDI because although the antibiotics reduce levels of C. difficile, they cause significant collateral damage to the gut microbiome by also killing bacteria that contribute to a healthy microbiome. This collateral damage to the gut microbiome leaves patients vulnerable to recurrent CDI. According to the Infectious Disease Society of America, or IDSA, guidelines, the current standard of care for primary CDI is to treat with antibiotics, such as fidaxomicin or vancomycin. Both are recommended to treat primary CDI, and they do not have a label claim to reduce or prevent CDI recurrence. No antibiotic therapeutics are currently approved for treatment of recurrent CDI. In October 2016, the FDA approved bezlotoxumab, a monoclonal antibody, in conjunction with an antibiotic to reduce the recurrence of CDI in patients who have a high risk of recurrence. Bezlotoxumab binds to toxin B, one of the toxins produced by the C. difficile bacteria, to neutralize its effects. Bezlotoxumab does not treat CDI.

Ridinilazole for the Treatment of CDI
We are developing ridinilazole as an orally administered small molecule antibiotic for the treatment of CDI. Ridinilazole is designed to selectively target C. difficile bacteria while preserving the microbiome and thereby treat the initial infection and reduce CDI recurrence rates. Ridinilazole promotes good stewardship through its targeted spectrum of activity and potential to improve patient outcomes. The active ingredient in ridinilazole is a bis-benzimidazole tetrahydrate. We believe, based on preclinical studies conducted to date, that ridinilazole is part of a novel structural class of antibiotics that is distinct from the major classes of marketed antibiotics.
We are conducting a Phase 3 clinical program that is evaluating the benefits of ridinilazole compared to the current standard of care antibiotic, vancomycin, in patients with CDI. Our Phase 3 clinical program comprises two randomized, double blind, active controlled, multicenter Phase 3 clinical trials with the primary endpoint in both trials testing for superiority in sustained clinical response, or SCR, which is defined as clinical cure based on the resolution of diarrhea at the end of treatment and no recurrence of CDI within 30 days after the end of treatment. We refer to these two Phase 3 clinical trials as "Ri-CoDIFy 1" and "Ri-CoDIFy 2." We dosed the first patient in our Phase 3 clinical trials in February 2019. As of December 31, 2020, we had enrolled a total of 494 patients into our Phase 3 clinical trials, with a further 866 patients still to be enrolled. We continue to experience a delay in enrollment due to the global COVID-19 pandemic. Due to the uncertainties surrounding COVID-19, we have withdrawn the expected timing of completion for the clinical trials.
In November 2015, we reported top-line results from our double blind, randomized, active controlled Phase 2 clinical trial that evaluated ridinilazole compared to the current standard of care, vancomycin, for the treatment of CDI. The Phase 2 clinical trial exceeded its primary endpoint of non-inferiority, with ridinilazole achieving statistical superiority over vancomycin in SCR. The statistical superiority was driven by a large numerical reduction in recurrent CDI compared with vancomycin. We subsequently reported that data from our Phase 2 clinical trial also showed ridinilazole to be highly preserving of the gut microbiome compared to patients who received vancomycin and experienced substantial damage to the gut microbiome, which for many patients persisted during the 30-day post-treatment period. In September 2017, we reported top-line data from our exploratory, open label, active controlled Phase 2 clinical trial evaluating ridinilazole compared to fidaxomicin for the treatment of CDI. In the trial, ridinilazole preserved the gut microbiome of CDI patients to a greater extent than fidaxomicin, achieving a key secondary endpoint. Ridinilazole was well tolerated at all doses tested in our completed Phase 1 and Phase 2 clinical trials.
We were awarded in September 2017 a contract from BARDA originally worth up to $62.0 million. This contract was increased by BARDA in July 2019 and again in January 2020, and it is now worth up to $72.5 million. As of December 31, 2020, an aggregate of $53.3 million of the total committed BARDA funding has been received. The BARDA contract will, in part, fund our ongoing Phase 3 clinical trials of ridinilazole. We have also received $2.5 million upfront as part of our license and commercialization agreement with Eurofarma Laboratórios S.A., or Eurofarma, pursuant to which we granted to Eurofarma exclusive rights to commercialize ridinilazole in specified countries in South America, Central America and the Caribbean and are eligible to receive additional development milestones upon the achievement of staged patient enrollment targets in our ongoing Phase 3 clinical trials of ridinilazole. In February 2020, we achieved the first of these enrollment targets and triggered a milestone payment of $1.0 million from Eurofarma, and we are eligible to receive up to an additional $2.75 million in development milestones upon the achievement of additional enrollment targets. Under our license and commercialization agreement with Eurofarma, we are also eligible to receive up to $21.4 million in development, commercial and sales milestones when cumulative net sales equal or exceed $100.0 million in the licensed territory. Each subsequent achievement of an additional $100.0 million in cumulative net sales will result in us receiving additional milestone payments, which, when combined with anticipated product supply transfer payments from Eurofarma paid to us in connection with a commercial supply agreement to be entered into between the two parties, will provide payments estimated to range from a mid- to high-teens percentage of cumulative net sales in the licensed territory. We estimate such product supply transfer payments from

Eurofarma will range from a high single-digit to low double-digit percentage of cumulative net sales in the licensed territory. We have retained commercial rights to ridinilazole for the treatment of CDI in the rest of the world.
The FDA has designated ridinilazole as a qualified infectious disease product, or QIDP. The QIDP incentives are provided through GAIN. The QIDP designation provides for priority review by the FDA, eligibility for “fast track” designation and extension of statutory exclusivity periods in the United States for an additional five years upon FDA approval of the product for the treatment of CDI. The FDA granted fast track designation to ridinilazole in July 2015.

Ridinilazole Clinical Development
Phase 3 Clinical Trial Program
We are currently evaluating ridinilazole in two randomized, double blind, active-controlled, multicenter Phase 3 clinical trials in patients with CDI. We refer to these two Phase 3 clinical trials as "Ri-CoDIFy 1" and "Ri-CoDIFy 2." We are conducting the Phase 3 clinical trials at sites located in the United States, Europe, South America, Central America, Australia, New Zealand, South Korea and Israel. We expect to enroll approximately 680 patients into each of the Phase 3 clinical trials.

The first patient was enrolled in February 2019. As of December 31, 2020, we had enrolled a total of 494 patients into both Phase 3 clinical trials. Due to the uncertainties surrounding COVID-19, we are withdrawing the expected timing of completion for the clinical trials. We expect to report quarterly enrollment updates going forward. For further information regarding the uncertainties and impact of the COVID-19 pandemic, see Item 7 'Business Impact of COVID-19 Pandemic'.

Quarter	Number of Patients Enrolled	Cumulative Patients Enrolled
Q1 2019	9	9
Q2 2019	21	30
Q3 2019	43	73
Q4 2019	78	151
Q1 2020	101	252
Q2 2020	73	325
Q3 2020	64	389
Q4 2020	105	494
Q1 2021*	103*	597*

*Q1 2021 includes quarter-to-date enrollment through March 27, 2021

In the trials, we are randomizing patients in a one-to-one ratio to receive either a 200 mg dose of ridinilazole administered twice per day for ten days or a 125 mg dose of vancomycin administered four times per day for ten days. Due to the different treatment regimens, we have also developed dummy placebos that are administered to the patients in the Phase 3 clinical trials according to a schedule designed to maintain the blind within each trial. Enrolled patients must be 18 years of age or older, have a confirmed diagnosis of CDI as measured by the presence of toxin A and/or toxin B of C. difficile in the stool as confirmed by a positive free toxin test, and must not have had more than one prior episode of CDI in the previous three months, or more than three episodes in the prior 12 months.

Each study in the pivotal phase 3 program is designed to assess, as its primary endpoint, the superiority of ridinilazole compared to vancomycin in sustained clinical response, or SCR, which is defined as clinical cure based on the resolution of diarrhea at the end of treatment and no recurrence of CDI within 30 days after the end of treatment. Additional endpoints include safety and tolerability, analyses of the gut microbiome and metabolome, quality of life and health economic outcome measures.

Phase 2 Clinical Trial in Patients with CDI
In November 2015, we reported top-line results from our randomized, double blind, active controlled, multicenter, Phase 2 clinical trial of ridinilazole in patients with CDI, and we subsequently presented additional data. We referred to this as our Phase 2 proof of concept clinical trial and as the “CoDIFy’’ study.

We conducted this clinical trial at approximately 35 sites in the United States and Canada. The trial was conducted under an Investigational New Drug Application, or IND, that we submitted to the FDA in January 2014. We enrolled a total of 100 patients between 18 to 90 years of age. The trial randomized patients in a one-to-one ratio to receive either a 200 mg dose of ridinilazole administered twice per day for ten days or a 125 mg dose of vancomycin administered four times per day for ten days.
The primary objective of this clinical trial was to evaluate the efficacy of ten days of dosing with ridinilazole compared to treatment with vancomycin. The primary efficacy endpoint was non-inferiority on sustained clinical response, or SCR, which was defined as clinical cure based on the resolution of diarrhea at the test of cure, or TOC, visit on day 12 and no recurrence of CDI within 30 days after the end of treatment. The secondary efficacy endpoints were investigator assessed clinical response at the TOC visit and rate of recurrence of CDI within 30 days after the end of treatment. Secondary objectives of this clinical trial were the assessment of the safety and tolerability of ten days of dosing of ridinilazole compared to vancomycin, the plasma and fecal concentrations of ridinilazole in patients with CDI who received ridinilazole and the health status of CDI patients who received ten days of treatment of ridinilazole compared to patients who received ten days of treatment of vancomycin. We also assessed the impact of vancomycin or ridinilazole on the gut microbiome of patients in the clinical trial as one of a number of exploratory objectives.

Analysis of Results
We observed the following results in our Phase 2 proof of concept trial:
•Ridinilazole Demonstrated Statistical Superiority Over Vancomycin. Our Phase 2 proof of concept trial met its primary endpoint with ridinilazole achieving a SCR rate of 66.7% compared to 42.4% for vancomycin (non-inferiority margin of 15%, p=0.0004). This represented statistical superiority of ridinilazole over vancomycin using the pre-specified 90% confidence interval. The primary analysis was conducted on the modified intent-to-treat, or mITT, population (36 patients dosed with ridinilazole, 33 patients dosed with vancomycin) that comprised patients with CDI confirmed by the presence of free toxin in feces. The results of the mITT population were consistent with the intent-to-treat, or ITT, population (50 patients dosed with ridinilazole, 50 patients dosed with vancomycin) and the per protocol, or PP, population (31 patients dosed with ridinilazole, 25 patients dosed with vancomycin). We also observed a generally consistent trend of improved SCR with ridinilazole across subgroups at higher risk of recurrence, including the elderly, patients who were on concomitant antibiotics at the start of treatment and patients with a prior history of CDI.
•Ridinilazole Demonstrated a Large Reduction in Rates of Recurrence Compared to Vancomycin. We observed that the statistical superiority in SCR with ridinilazole compared to vancomycin was driven by a large numerical reduction in rates of disease recurrence. Clinical cure rates at the end of ten days of treatment were similar, with ridinilazole achieving a rate of 77.8% compared to 69.7% for vancomycin, but ridinilazole achieved a recurrence rate of 14.3% compared to 34.8% for vancomycin during the 30-day post-treatment period.

Ridinilazole markedly reduced recurrence rates leading to statistical superiority in Sustained Clinical Response

Δ8.3
90% CI: -9.3, 25.8*
Δ16.2
90% CI: -35.5, 3.0*
Δ21.2
90% CI: 3.1, 39.1*
p=0.0004†
77.8
69.7
14.3
34.8
66.7
42.4
Proportion of Patients (%)
0
10
20
30
40
50
60
70
80
90
Clinical Cure
Recurrence
Sustained Clinical Response
Ridinilazole
Vancomycin

•Ridinilazole had Minimal Impact on the Gut Microbiome. The microbiome primary analysis of the Phase 2 study was performed on fecal samples collected from CDI patients at baseline, and at end of therapy (EOT, Day 10). This analysis showed that ridinilazole had minimal impact on the gut microbiome diversity and composition compared to vancomycin indicating a smaller impact on microbiota health and preservation of resistance to infections. No or minimal loss in alpha-diversity was observed following 10 days treatment with ridinilazole, whereas a significant loss in diversity was observed with vancomycin. Ridinilazole also showed minimal impact on the gut microbiome composition with significant reductions in relative abundance limited to only a few taxa from the Firmicutes: 36-fold reduction of the Peptostreptococcaceae family that contains C. difficile, and 15-fold and 10-fold reductions of the Ruminococacceae and Clostridiaceae, respectively. In contrast, vancomycin resulted in significant reductions in the relative abundance of several families in the Firmicutes (e.g. >1000-fold for Lachnospiraceae and >500-fold for Ruminococcaceae), in the Bacteroidetes (>1000- fold) and in the Actinobacteria (5-fold) phyla. These reductions were associated with a >20-fold increase in the Proteobacteria and, in particular, a >200-fold increase in Enterobacteriaceae and >1000-fold increase in Klebsiella spp. This further gut dysbiosis with the expansion of Enterobacteriaceae pathogens may put patients at risk for subsequent infections, including multi-drug resistant pathogens such as the carbapenem-resistant K. pneumoniae.

Differential impact of ridinilazole and vancomycin on the gut microbiota
Changes in relative abundance of bacterial taxa in CDI patients after 10 day-treatment with ridinilazole or vancomycin
Red: lower abundance at the end of treatment Green: higher abundance at the end of treatment

•Ridinilazole Preserved the Gut Bile Acid Composition. Bile acids are metabolized by bacteria within the gut. These bile acids exist in different forms that can either favor or block the growth of C. difficile. As expected, in healthy controls, bile acids that can block C. difficile growth, i.e. the protective bile acids were predominant while in Phase 2 CDI patients bile acids that can promote C. difficile growth were predominant. Ridinilazole treatment preserved the gut bile acid composition and allowed a gradual normalization post-treatment. At 30 days post-EOT the bile acid composition of ridinilazole-treated patients trended towards that of healthy subjects showing a predominance of the protective bile acids. In contrast, vancomycin treatment resulted in further alteration of the bile acid composition and a significant decrease of the protective bile acids to < 1% of the total bile acids at EOT. At 30 days post-EOT their bile acid profile was similar to that observed in the CDI patients prior to therapy, potentially predisposing vancomycin-treated patients to recurrence of the infection.

Differential impact of ridinilazole and vancomycin on gut bile acids
Fecal bile acid composition in healthy control subjects,
ridinilazole- and vancomycin-treated subjects
BL: baseline; conj: conjugated; D10: Day 10, end-of-treatment; D25: Day 25; D40: Day 40 or 30 days post-EOT

•Ridinilazole was Retained in the Gastrointestinal Tract. Ridinilazole was restricted to the gastrointestinal tract, which is the site where CDI occurs in the body. Systemic exposure was close to or below the level of detection in patients with CDI, with plasma concentrations very similar to those observed in our Phase 1 clinical trial in healthy volunteers.
•Ridinilazole Reduced Biomarkers of Inflammation. We measured levels of two key markers of inflammation, calprotectin and lactoferrin, in feces collected from the 69 patients who comprised the mITT group. The samples analyzed were collected at the time of randomization (prior to initiation of treatment), at day five and at day ten. We observed that ridinilazole and vancomycin reduced concentrations of calprotectin and lactoferrin by similar levels when analyzing the results for all patients. We also observed that a subset of patients with severe CDI had a greater reduction in levels of calprotectin and lactoferrin when treated with ridinilazole compared to vancomycin. We believe these data indicate that ridinilazole is associated with a greater reduction in inflammatory markers compared to vancomycin in patients with severe CDI.
•Ridinilazole Significantly Improved Short- and Longer-Term Quality of Life Measures. Patients completed the EuroQol 5-Dimension questionnaire (three level version; EQ-5D-3L) at baseline, day 5, day 10, day 12 and day 40 to assess the impact of treatment with ridinilazole and vancomycin on five dimensions of physical and mental health: mobility, self-care, usual activities, pain/discomfort and anxiety/depression. As early as day 5, ridinilazole-treated patients reported improvements in index scores (p=0.008), a measure that combines scores from the five domains and visual analogue scale, or VAS, scores (p=0.01), which is a self-reported score of overall health. More specifically, by day 40, patients treated with ridinilazole had improved significantly more than patients treated with vancomycin in anxiety and depression measures. In addition, while both treatment arms showed significant improvements in pain and discomfort with treatment, by day 10, fewer patients treated with ridinilazole reported issues than did those treated with vancomycin. We believe these findings support the potential for the benefits of treatment with ridinilazole to extend beyond clinical benefits to the overall wellbeing of the patient.
•Ridinilazole was Well Tolerated. Ridinilazole was generally well tolerated. The overall rate of adverse events and serious adverse events reported in the ridinilazole and vancomycin treatment arms were comparable.

Phase 2 Exploratory Clinical Trial of Ridinilazole Compared to Fidaxomicin
In September 2017, we reported top-line data from our randomized, open label, active controlled, multicenter Phase 2 clinical trial evaluating ridinilazole compared to fidaxomicin for the treatment of CDI. This exploratory clinical trial was designed to generate data comparing ridinilazole to fidaxomicin, a CDI antibiotic launched in 2011, and the results of this clinical trial are expected to help to inform the commercial positioning of ridinilazole. We conducted this clinical trial at sites in the United Kingdom, Europe and the United States, enrolling 27 patients between 18 and 90 years of age. We randomized patients in a one-to-one ratio to receive either a 200 mg dose of ridinilazole administered twice per day for ten days or a 200 mg dose of fidaxomicin administered twice per day for ten days. The trial population was unbalanced with more patients randomized to ridinilazole having predisposing factors for recurrent CDI, and at a higher risk of poorer clinical outcomes as measured by ATLAS score, a tool for evaluating CDI in patients by age, temperature, leukocytes and albumin levels, and use of systemic antibiotics.

The primary efficacy objective of this clinical trial was to determine the safety and tolerability of ten days of dosing with 200 mg of ridinilazole compared to dosing with 200 mg of fidaxomicin. The secondary objectives of the clinical trial were to assess the following:
•the plasma pharmacokinetics of ridinilazole in patients with CDI;
•the qualitative and quantitative effect of ridinilazole and fidaxomicin on the gut microbiome;
•the plasma, urine and fecal concentrations of ridinilazole and its metabolites; and
•the efficacy of ten days of dosing with ridinilazole compared to fidaxomicin for the treatment of CDI.
The measurement of efficacy was based on investigator assessed clinical response at the test of cure, or TOC, visit, with clinical cure defined as resolution of diarrhea while on treatment and maintained at the TOC visit, and sustained clinical response, defined as clinical cure at the TOC visit and no recurrence of CDI within 30 days after the end of treatment.
We reported the following findings:
•Ridinilazole Preserved the Microbiome to a Greater Extent than Fidaxomicin. We observed that the ten days treatment with ridinilazole had markedly less of an impact on the gut microbiome of trial patients by measures of overall diversity and changes in key bacterial groups when compared to those trial patients dosed with fidaxomicin. We observed that while ridinilazole and fidaxomicin both reduced the abundance of C. difficile, fidaxomicin treated patients had reduced abundance of other bacterial families, including the Ruminococcaceae family from the Firmicutes, that are thought to have direct functional roles in protecting against CDI. We observed that for a number of these bacterial families, the difference between the two treatments reached statistical significance. We also reported alpha diversity, as measured by the Simpson's Diversity Index, as another measure of microbiome health. We observed a greater reduction in alpha-diversity during fidaxomicin treatment compared with ridinilazole treatment. These measures were a key secondary endpoint of the trial. We believe that these measures provide further evidence of ridinilazole's precision in killing C. difficile while preserving the gut microbiome.
•Ridinilazole was Well Tolerated. The primary endpoint of the trial was safety, as measured by the number of treatment emergent adverse events and serious adverse events. During the trial, no new or unexpected safety signals were identified and ridinilazole was well tolerated.
•Comparable Rates of Sustained Clinical Response. We observed that seven of the 14 ridinilazole-treated patients and six of the 13 fidaxomicin-treated patients were cured at the end of treatment and did not have a recurrence of CDI within the following 30 days to achieve a sustained clinical response. The trial was however not designed for efficacy comparisons due to the small number of patients enrolled, and so we believe no conclusions on efficacy should be made based solely on these data.

Phase 1 Clinical Trial in Healthy Volunteers
In 2013, we completed a randomized, partially blind, placebo controlled Phase 1 clinical trial of ridinilazole in healthy volunteers. We conducted this clinical trial at a single site in the United Kingdom under approval from the U.K. Medicines and Healthcare products Regulatory Agency, or MHRA, and the Ethics Review Committee. We enrolled 56 healthy male subjects in the clinical trial who were between 18 and 55 years of age. The primary objective of the clinical trial was to determine the safety and tolerability of single and multiple ascending oral doses of ridinilazole. The secondary objectives included determining the single and multiple oral dose pharmacokinetics of ridinilazole, assessing the effect of food on systemic exposure of ridinilazole and assessing the effect of multiple oral doses of ridinilazole on gut flora.
We conducted the clinical trial in two parts. Part 1 consisted of an ascending single dose study and a food effect evaluation study. In Part 1, we evaluated a total of 40 subjects, divided into the following six cohorts:
•four fasted subjects, randomized for three subjects to receive a single 2 mg dose of ridinilazole and one subject to receive placebo;
•four fasted subjects, randomized for three subjects to receive a single 20 mg dose of ridinilazole and one subject to receive placebo;
•eight fasted subjects, randomized for six subjects to receive a single 100 mg dose of ridinilazole and two subjects to receive placebo;
•eight fasted subjects, randomized for six subjects to receive a single 400 mg dose of ridinilazole and two subjects to receive placebo;

•eight fasted subjects, randomized for six subjects to receive a single 2,000 mg dose of ridinilazole and two subjects to receive placebo; and
•eight subjects, randomized for six subjects to receive a single 1,000 mg dose of ridinilazole under fasted conditions and a single 1,000 mg dose under fed conditions, and two subjects to receive two single doses of placebo on the same dosing schedule. The doses under fed and fasted conditions were separated by a minimum of six days.
Part 2 of the clinical trial consisted of a multiple dose study. In Part 2, we evaluated a total of 16 subjects, who were divided into the following two cohorts:
•eight subjects randomized for six subjects to receive 200 mg doses of ridinilazole twice per day for nine days with a single final dose on day ten and two subjects to receive placebo on the same dosing schedule; and
•eight subjects randomized for six subjects to receive 500 mg doses of ridinilazole twice per day for nine days with a single final dose on day ten and two subjects to receive placebo on the same dosing schedule.
Analysis of Trial Results
We observed the following results in this clinical trial:
•Ridinilazole was Well Tolerated. Ridinilazole was well tolerated at all doses tested in the clinical trial. The incidence of adverse events in the clinical trial was low for patients treated with ridinilazole and comparable to the incidence of adverse events for patients receiving placebo. The majority of the adverse events that were considered to be possibly related to ridinilazole were classified as gastrointestinal disorders and were mild in severity and resolved without intervention. One patient withdrew from the clinical trial after suffering from appendicitis on day one. The trial investigator determined this serious adverse event was unlikely to be related to treatment with ridinilazole.
•Ridinilazole was Retained in the Gastrointestinal Tract. Ridinilazole was targeted to the gastrointestinal tract, which is the site where CDI occurs in the body. Systemic exposure was close to or below the level of detection in both fed and fasted subjects.
•Ridinilazole was Highly Selective for Total Clostridia Bacteria with Minimal Impact on Other Natural Gut Flora. We measured levels of bacteria in fecal samples from Part 2 of the clinical trial for gut microbiome composition on the day prior to commencement of dosing and on days four and nine of the 10-day treatment. In both the 200 mg BID and 500 mg BID dose cohorts, median levels of key bacteria groups that comprise the natural gut microbiome remained relatively constant during this period and did not fluctuate substantially from baseline. The one exception was the total clostridia bacterial group which decreased from the baseline level to zero by day four of dosing and remained at zero on day nine of dosing. We did not detect any C. difficile viable cells or spores in the fecal samples of any of the healthy volunteer subjects at any point during the clinical trial. Thus, ridinilazole affected the count of clostridia other than C. difficile but not of any other bacteria groups that comprise the gut microbiome.

CDI Preclinical Data
In a range of preclinical studies, ridinilazole demonstrated an encouraging profile as a potential antibiotic for the treatment of initial CDI and reduction of CDI recurrence. The following is a summary of key observations from these studies:
•Potency against C. difficile. We screened the in vitro activity of ridinilazole and a range of different comparators including fidaxomicin, metronidazole and vancomycin against nearly 700 C. difficile clinical isolates. Clinical isolates have been collected in Europe, U.S. and Asia-Pacific and included a range of ribotypes including the hypervirulent ribotype RT 027 and most common ribotypes in Europe and U.S. In these studies, ridinilazole was highly potent against all C. difficile clinical isolates, either equally potent to, or more potent than, fidaxomicin and more potent than both vancomycin and metronidazole. Ridinilazole did not display evidence of cross resistance with other classes of key antibiotics in common use.
•Targeted Spectrum of Activity. We conducted in vitro testing of ridinilazole, vancomycin, metronidazole and fidaxomicin against a wide panel of bacteria that are commonly found in the gut microbiome and are necessary for normal function of the gastrointestinal tract and also have wide implications on human health, such as the proper function of the immune system. As illustrated in the figure below, in this study ridinilazole had minimal activity against these beneficial bacterial groups. Ridinilazole also displayed higher selectivity for C. difficile in this study as compared to vancomycin, metronidazole and fidaxomicin. In vitro potency is measured by determining the concentration of a drug (in micrograms per liter) needed to inhibit the growth of 90% of the bacterial strains being tested, referred to as a MIC90 measurement. A high number, typically higher than 256, indicates a weak antimicrobial effect, and a low number, typically less than eight, indicates a potent antimicrobial effect. We believe that the targeted spectrum of activity for ridinilazole seen in this study compared to the relatively broad-spectrum of activity of other antibiotics indicates the potential for ridinilazole to selectively target C. difficile bacteria while preserving the microbiome and thereby reduce CDI recurrence rates.
•Novel Mechansim of Action (MOA). Ridinilazole is believed to drive its bactericidal effect through a novel MOA that results in lethal perturbation of cell division. Through our Discuva Platform expertise, we are completing studies to confirm the exact MOA to be included in the NDA filing.

Profile of Selectivity of Ridinilazole vs. Other CDI Antibiotics

•Protection Against CDI Recurrence. In a hamster model, we infected one group of hamsters with a C. difficile strain from the hypervirulent ribotype 027 and a second group of hamsters with the C. difficile virulent reference strain 630, ribotype 012. Hamsters from each group were treated for 5 days with different doses of ridinilazole, vancomycin and fidaxomicin and recurrence of the infection was evaluated over the 21 days following treatment. In this hamster model, a hamster fatality within the first five days is a result of initial C. difficile infection, while a fatality from day six to day 25 is a result of recurrent disease. As illustrated in the figure below, the hamsters treated with two different doses of ridinilazole had survival rates of 90% to 100% against strain ribotype 027 and 80% to 100% against strain ribotype 012. These survival rates were higher than hamsters treated with vancomycin (0% to 10% survival rates) for both CDI strains, comparable to hamsters treated with two different doses of fidaxomicin against strain ribotype 027 (90% to 100% survival rates) and higher than hamsters treated with two different doses of fidaxomicin against strain ribotype 012 (0% to 40% survival rates). All infection control hamsters received placebo and died by the second day following infection.

•Ridinilazole arrests cell division. In in vitro studies, treatment of C. difficile bacteria prevented bacterial replication, eventually resulting in death of the bacterial cells. We have also observed significant increases in the length of C. difficile cells and an absence of division septum formation, suggesting replication is halted by prevention of bacterial division.
•Inhibition of sporulation. C. difficile can form spores – a dormant, protected form of the bacterium which contributes to infection recurrence, is highly resistant to standard cleaning practices and leads to environmental persistence and disease transmission. During in vitro studies, we found that treatment of C. difficile with ridinilazole at concentrations which prevent bacterial replication also prevents sporulation. We believe that inhibition of sporulation may help reduce the incidence of recurrent disease.

•Reduction in toxin levels in vitro. C. difficile produces toxins A and B to elicit an inflammatory response in the host, resulting in the symptoms of the disease including severe diarrhea. We found during in vitro studies that treatment of C. difficile with ridinilazole at concentrations which prevent bacterial replication reduce toxin A and B production.
•Low propensity for resistance. In vitro studies exposing C. difficile to ridinilazole have shown that the frequency of spontaneous resistance to ridinilazole is low. Resistant mutants that do arise, or are forcefully selected for by passaging in the presence of sub-inhibitory levels of ridinilazole, importantly showed no cross-resistance to other standard-of-care antibiotics.
•Concomitant Antibiotic Use. In an in vitro bacterial culture study, we exposed C. difficile to ridinilazole in combination with selected other antibiotics. In this study, concomitant use of antibiotics had neither a synergistic nor an antagonistic effect on the minimal inhibitory concentration of ridinilazole, with the exception of lincosamide antibiotics (clindamycin and lincomycin). For these compounds, an additive (nearly synergistic) interaction was observed. We believe these results indicate that concomitant use of other antibiotics will not diminish the potency of ridinilazole. This is an important finding because a significant portion of CDI patients receive antibiotic treatment for persistent or new infections.

Infectious Diseases Pipeline
We are seeking to build a pipeline of new, patient friendly antibiotics that focus on treating patients with serious bacterial infections where there remains a substantial unmet need. Our pipeline antibiotic programs are focused on new mechanisms to reset resistance and with microbiome sparing profiles where possible to minimize damage to the human microbiome. In December 2017, we expanded our activities in this field when we acquired Discuva Limited, a privately held U.K.-based company. Through this acquisition, we obtained a complementary bacterial genetics software based technology (the Discuva Platform) that facilitates the discovery and development of new mechanism, precision antibiotics. With this acquisition, we believe we are better placed to advance additional potential drug treatments for patients with serious bacterial infections. We are currently developing a program targeting infections caused by Enterobacteriaceae using our Discuva Platform and the wider antibiotic discovery expertise within the group.

Discuva Platform
Our Discuva Platform is a genetics-based technology that can be used throughout the stages of drug discovery from hit to lead through candidate selection. Our Discuva Platform aligns modified bacterial transposon mutagenesis with next generation sequencing and a proprietary end user interface.
The Discuva Platform uses pathogen specific transposons. Transposons are small segments of DNA that are capable of replicating and inserting copies of DNA at random sites in the same or a different chromosome. Our pathogen specific transposons have three different activating promoters to drive bacterial gene upregulation, to cause gene disruption, or cause the downregulation of bacterial gene expression. There is normally a single transposon insertion per genome. The density of transposon insertion at the different genomic loci is determined in the whole library with insertion rates potentially being as high as every two to three base pairs.
We believe that our Discuva Platform has three principal uses:
i) Identifying essential genes in bacteria. We are able to use our Discuva Platform to identify genes within bacteria that are essential for their survival and which we believe will allow us to identify new bacterial targets against which to develop new antibiotic drugs.
ii) Elucidating mechanism of action. We are able to use our Discuva Platform to elucidate the mechanism of action of a compound to be inferred by the genes that are upregulated during experiments when in the presence of a drug. We are able to rapidly identify the mechanism of action of a potential drug and this represents an important capability of our Discuva Platform. We have been able to validate the ability of our Discuva Platform to elucidate mechanisms of action by testing antibiotic compounds whose mechanisms of action are known.
iii) Understanding emergent mechanisms of resistance. We are able to use our Discuva Platform to test a compound’s susceptibility towards known mechanisms of antibiotic resistance to allow us to select potential drug candidates with what we believe will be much better resistance profiles. We believe the importance of understanding emergent mechanisms of resistance is that it will allow us to discover new antibiotics that have potential for longer use in patients prior to the development of widespread resistance.

Enterobacteriaceae program
We are developing our DDS-04 series of new mechanism antibiotics for the potential treatment of infections caused by the Enterobacteriaceae, a family of Gram-negative bacteria containing numerous human pathogens such as E. coli and Klebsiella species. Enterobacteriaceae are responsible for serious infections including bloodstream infections, urinary tract infections and hospital-acquired pneumonias. Multidrug resistant Enterobacteriaceae are resistant to treatment by most or occasionally all of existent antibiotics. The most difficult to treat among them are the ESBL-producing and the Carbapenem-resistant Enterobacteriaceae, which according to the CDC, have collectively caused an estimated 210,500 infections and 10,200 deaths in hospitalized patients in the United States in 2017.

We identified the novel DDS-04 series using our Discuva Platform and, like ridinilazole, the DDS-04 series has a targeted-spectrum of activity, in this case highly specific for Enterobacteriaceae. Compounds from the series act via a novel and clinically unexploited target, LolCDE, which is involved in the transport of lipoproteins from the inner to outer membrane in Gram-negative bacteria. The cell membrane is crucial for cell viability and the lol genes are essential in bacteria such as E.coli. In April 2019, we reported data that showed our DDS-04 series to be rapidly bactericidal and highly potent across globally diverse Enterobacteriaceae strains, including multi-drug resistant isolates. In July 2019, we reported initial, positive proof of concept data on our DDS-04 series from in vivo models of sepsis, urinary tract infection and pneumonia, with further data presented in September 2019. Our DDS-04 series has also shown a low propensity for resistance development and did not show cross resistance with existing classes of antibiotics in our research studies.

Over the past year we have continued to advance the series towards the selection of a preclinical candidate. This includes further in vivo data to demonstrate that selected compounds in the series have the required efficacy in translational urinary tract and sepsis infection models. We continue to believe that our DDS-04 series has the potential to overcome known resistance mechanisms to treat patients with life threatening Enterobacteriaceae infections.

Gonorrhoeae program
We identified the DDS-01 and DDS-03 series of new mechanism antibiotics targeting Neisseria gonorrhoeae, or N. gonorrhoeae, using our Discuva Platform. In September 2018, we nominated SMT-571 from the DDS-01 series as our preclinical candidate for progression into IND enabling studies. In December 2019, we announced that the focus of our gonorrhea program had moved from SMT-571 to other related compounds from the DDS-01 series as part of the ongoing preclinical studies as we looked to identify and advance an optimal candidate from the DDS-01 series into human clinical trials. IND enabling studies for the DDS-01 series continued in 2020, including preclinical toxicology studies which were performed ahead of downstream first in human studies. These studies did not indicate a satisfactory safety window to merit further development of either individual compounds or the series as a whole. Based on the data from the preclinical studies, both series of antibiotics were determined not to have suitable qualities for further development and therefore, we are ceasing work on the gonorrhea program.

In July 2018, we were granted a sub-award of up to $4.5 million from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program, or CARB-X. CARB-X is a public private partnership dedicated to accelerating antibacterial research and development to address the rising global threat of drug resistant bacteria. In February 2020, CARB-X increased the value of this award by up to $1.2 million, bringing the total value of the award worth up to $5.7 million. However, with our decision not to advance the DDS-01 series of antibiotics and to cease work on the gonorrhea program, we expect CARB-X will cover its remaining share of the work that has been funded under the award.

Roche Collaboration
Prior to our acquisition of Discuva Limited, in 2014 Roche and Discuva entered into a collaboration using the Discuva Platform for the discovery and development of new antibiotic compounds. The joint research element of the collaboration concluded in early 2018, and Roche is solely responsible for continuing development of any compound that was identified under the collaboration. We are eligible to receive from Roche milestones and royalty payments based on the successful development and commercialization of any such compound.

Our Collaborations and Funding Arrangements
BARDA
In September 2017, we were awarded a contract from the Biomedical Advanced Research and Development Authority, or BARDA, to fund, in part, the clinical and regulatory development of ridinilazole for the treatment of infections caused by C. difficile. The contract includes a base period with federal government funding of approximately $32 million. In addition, there are three option work segments that, if exercised in full by BARDA, would increase the total federal government funding under the contract to approximately $62 million. In August 2018, BARDA exercised one of the option work segments worth $12 million. In June 2019, BARDA increased the total value of the funding contract to up to $63.7 million and also exercised a second option work segment worth $9.6 million. In January 2020, BARDA increased the contract by a further $8.8 million. This increased the total value of the funding contract to up to $72.5 million and brought the total amount of committed BARDA funding to $62.4 million. As of December 31, 2020, an aggregate of $53.3 million of the total committed BARDA funding has been received and the Company has recognized $46.2 million of cumulative income since contract inception. The contract provides for a cost-sharing arrangement under which BARDA funds a specified portion of estimated costs for the continued clinical and regulatory development of ridinilazole for CDI. Under this cost sharing arrangement, we are responsible for a portion of the costs associated with each segment of work, including any costs in excess of the estimated amounts.
During the base period of the contract, BARDA agreed to fund, in part, activities for our two Phase 3 clinical trials of ridinilazole, which included obtaining requisite regulatory approvals for the opening of trial sites, arranging for the manufacture of clinical supply of ridinilazole and engaging third-party contract research organizations to conduct the clinical trials including initial patient enrollment and treatment. Under the original terms of the award, the three option work segments, if exercised in full, provided for up to an additional $30 million of funding from BARDA to support the development of ridinilazole through to potential submission of applications for marketing approval. As described above, the award was amended twice, bringing the total of additional funding available beyond the base period to $40.5 million. In August 2018, one of the three option work segments was exercised by BARDA with the $12 million in funding to be drawn down to specifically support drug manufacturing activities required for the submission of marketing approval applications and other regulatory activities. In June 2019, a second of the three option work segments was exercised by BARDA with the $9.6 million in funding to be drawn down to support patient enrollment and dosing in the ongoing Phase 3 clinical trials of ridinilazole. In January 2020, BARDA increased its award by $8.8 million, with this additional funding to support a new clinical trial in adolescent patients. Activities to be covered by the remaining option work segment include the preparation, submission and review of applications for marketing approvals of ridinilazole for CDI in the United States.

The remaining option work segment is an independent, discrete work segment that is eligible to be exercised, in BARDA’s sole discretion, upon the completion of agreed-upon milestones and deliverables. If this option work segment is exercised by BARDA, the contract would run into 2022, unless extended by us and BARDA.
The contract specifies the plan of activities to be conducted under the contract. In addition to our obligations to conduct the activities provided for by the plan, we are obligated to satisfy various federal reporting requirements, addressing clinical progress, technical issues, and intellectual property and financial matters. Payments to us under the contract are expected to be made monthly after we invoice BARDA for allowable costs that have been incurred.
BARDA may terminate this agreement upon our uncured default in our performance of the agreement or at any time if the contracting officer determines that it is in the U.S. government’s interest to terminate the agreement.
Under standard U.S. government contracting terms, the U.S. government receives only limited rights for government use of certain of our pre-existing data and certain data produced with non-federal funding, to the extent such data are required for delivery to BARDA under the contract. The U.S. government receives unlimited rights to use and disclose new data first produced under the contract with BARDA. Except for commercialization rights to ridinilazole in South America, Central America and the Caribbean, we currently have exclusive worldwide commercialization rights to ridinilazole and retain these rights under the BARDA contract. However, the U.S. government is entitled to a nonexclusive, nontransferable, worldwide, royalty-free license to practice or have practiced any patent on an invention that is conceived or first reduced to practice under the contract, which is referred to as a subject invention.
In addition, the U.S. government may obtain additional rights if we do not elect to retain ownership of a subject invention or if we do not satisfy certain disclosure and patent prosecution obligations with respect to a subject invention. Furthermore, the government is entitled to march-in rights under our contract with BARDA. March-in rights permit the U.S. government to require that we grant a license to a subject invention to a third party if we have not taken effective steps to achieve practical application of the invention within a reasonable time; if such action is necessary to meet health and safety needs and/or requirements for public use that we are not meeting; or if we have not obtained from any exclusive licensee the required agreement for manufacturing such invention substantially in the United States or a waiver of this requirement.

Wellcome Trust
In October 2012, we entered into a translation award funding agreement with the Wellcome Trust Limited, as trustee of the Wellcome Trust, in order to support a Phase 1 and a Phase 2 clinical trial of ridinilazole for the treatment of CDI. We refer to the translation award funding agreement as the translation award agreement. Under the translation award agreement, we were eligible to receive up to $6.3 million from the Wellcome Trust, of which we received the entire $6.3 million. The translation award agreement followed a funding agreement we and the Wellcome Trust entered in October 2009, which we refer to as the discovery award agreement, under which we received $3.7 million for preclinical development of CDI antibiotics. We refer to any compound or product that is covered by intellectual property rights created under the discovery award agreement or the translation award agreement, or that is covered by intellectual property rights that we created or to which we had rights prior to October 2009 and that relate to the activities under the discovery award agreement or the translation award agreement, as the award products. We agreed to use commercially reasonable efforts to achieve certain development milestones by specified dates.
We would be required to make a full or partial repayment to the Wellcome Trust of the funding we received under the translation award agreement, plus accrued interest, under specified conditions, including our unauthorized use of the award amount, our fraudulent or willful misconduct, our knowingly withholding material information from the Wellcome Trust, or an acquisition by certain third parties of all or a material part of our business or assets or of a majority of our equity. Upon such a full repayment, our obligation to share a portion of net revenue with the Wellcome Trust would terminate.
Termination
Unless earlier terminated by the Wellcome Trust, the translation award agreement will terminate on the earlier of our full repayment of the award amount, plus accrued interest, to the Wellcome Trust following its request for repayment, or the expiration of all payment obligations under the translation award agreement and the revenue sharing agreement. The Wellcome Trust may terminate the translation award agreement for specified reasons, including our material breach or insolvency related events or the Wellcome Trust’s determination that the clinical trials should be terminated due to a serious failure in the progress, management or conduct of the clinical trials, if we do not remedy such condition within a specified period after receiving notice.
Assignment
We may not, without the Wellcome Trust’s prior consent, assign, transfer or declare a trust over the translation award agreement or otherwise dispose of any of our rights or obligations under the translation award agreement, with such consent not being unreasonably withheld, delayed or conditioned, other than an assignment to our affiliates.
Revenue Sharing Agreement
The terms of the translation award agreement required us to enter into a revenue sharing agreement with the Wellcome Trust prior to the further development (beyond the Phase 2 trial supported by the 2012 translational award agreement) and commercialization, which together we refer to as the "Exploitation" of any compound or product that is covered by the intellectual property rights created under the translational award agreement or the discovery award agreement, or that is covered by background intellectual property rights. Under such revenue sharing agreement, the Wellcome Trust would be entitled to a share of the net revenue that we, our affiliates, licensees or third-party collaborators receive under the Exploitation of the award products or any intellectual property associated with such Exploitation.
In October 2017, we entered into a revenue sharing agreement with the Wellcome Trust. Under the terms of the revenue sharing agreement: (i) if we commercialize ridinilazole, the Wellcome Trust is eligible to receive a low-single digit percentage of net revenue (as defined in the translation award agreement), and a one-time milestone payment of a specified amount if cumulative net revenues exceed a specified amount; (ii) if a third party commercializes ridinilazole, the Wellcome Trust is eligible to receive a mid-single digit percentage of the net revenues we receive from commercial sales by such third party, and a one-time milestone payment of a specified amount if cumulative net revenues we receive exceed a specified amount. In addition, following the first commercial sale by such third party, the Wellcome Trust is eligible to receive a one-time milestone payment equal to a low-single digit percentage of the aggregate amount of any pre-commercial payments we receive from third-party licensees prior to such commercial sale; and (iii) in the event of an assignment or sale of the assets or intellectual property pertaining to ridinilazole, the net proceeds we receive from such assignment or sale would be treated as net revenue under the revenue sharing agreement.
Under the revenue sharing agreement, it was agreed that any development funding or grant funding we receive from BARDA or other third parties, including licensees, would not be classified as net revenue or as a pre-commercial payment. In addition, under the revenue sharing agreement, the Wellcome Trust agreed to terminate all of its rights under the translation award agreement to develop or commercialize the award products or the related intellectual property in specified markets and in specified indications, in the event that we were not developing or commercializing the award products or such intellectual property for such markets or in such indications.
Unless earlier terminated, the revenue sharing agreement will expire upon the later of the expiration of the last patent or patent application covering ridinilazole; the expiration of any agreement or payment obligations entered into by ourselves with a third party relating to the Exploitation of ridinilazole; or the expiration of any payment obligations owed to the Wellcome Trust relating to the Exploitation of ridinilazole. In addition, each party has the right to terminate the revenue sharing agreement if the other party materially breaches the agreement, and the breach remains uncured for a specified period or the breach is uncurable, or if the other party experiences specified insolvency related events.

Discuva Limited Acquisition
Share Purchase Agreement
In December 2017, we entered into a share purchase agreement with the shareholders of Discuva, a private limited company organized under the laws of England and Wales pursuant to which we acquired all of the outstanding share capital of Discuva. Discuva was a discovery-stage company with a bacterial genetics-based platform that facilitates the discovery and development of new mechanism antibiotics.
Under the terms of the share purchase agreement, we paid the Discuva shareholders a total upfront consideration comprised of (A) $6.7 million in cash plus an amount equal to the cash and cash equivalents of Discuva minus (i) indebtedness, (ii) any other liabilities of Discuva at the closing of the transaction that had arisen outside of the ordinary course of business and (iii) funds to be held in escrow and (B) $6.7 million of shares of common stock, satisfied by the issue of 586,685 of our fully-paid shares of common stock at a price per share of $11.41. We made payment of the amount held in escrow, and an additional balancing amount in respect of the closing cash position was made to the Discuva shareholders in December 2018.
In addition, the Discuva shareholders will be entitled to receive contingent payments from us based on (i) the receipt of potential research and development tax credits to which Discuva may be entitled for the period from April 1, 2015, to the date of the share purchase agreement and (ii) approximately one-half of the economic benefit from any amounts received in connection with certain payments made to us under an existing collaboration agreement between Discuva and F. Hoffman - La Roche Limited, or Roche. We made two contingent payments to the Discuva shareholders in December 2018 and May 2019 totaling $1.0 million in respect of research and development tax credits for the period from April 2015 to December 2017 (when the acquisition occurred). Separately, certain employees, former employees and former directors of Discuva are eligible for further payments from Discuva of up to $10.6 million based on specified development and clinical milestones related to proprietary product candidates developed under the platform.

Under the terms of the share purchase agreement, the Discuva shareholders agreed, subject to certain limited exceptions, to a lock-up period during which they would not sell, transfer or otherwise dispose of, or create any encumbrance over any of, the ordinary shares received as consideration; this lock-up period expired in September 2018. Following the lock-up period, each of the Discuva shareholders agreed for a period of twelve months to only dispose of their ordinary shares in accordance with certain orderly market undertaking provisions specified in the share purchase agreement, which, among other things, limited the number of ordinary shares each seller was permitted to dispose of during such twelve-month period. This orderly market undertaking expired in September 2019.
The share purchase agreement also prohibits the selling Discuva shareholders from engaging in certain business activities which are competitive with the business of Discuva at the time of the transaction and from soliciting customers or hiring employees of Discuva, subject to certain limited exceptions as set forth in the agreement, for a period of two years following the date of the agreement. This prohibition expired in December 2019.
The share purchase agreement contained customary representations and warranties that we and the selling Discuva shareholders made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the share purchase agreement and may be subject to important qualifications and limitations agreed to by us and the Discuva shareholders in connection with negotiating its terms. Moreover, the representations and warranties may be subject to a contractual standard of materiality that may be different from what may be viewed as material to shareholders or may have been used for the purpose of allocating risk between us and the Discuva shareholders rather than establishing matters as facts. For the foregoing reasons, no person should rely on such representations and warranties as statements of factual information at the time they were made or otherwise.

Eurofarma Laboratórios S.A.
In December 2017, we entered into an exclusive license and commercialization agreement with Eurofarma, pursuant to which we granted Eurofarma the exclusive right to commercialize ridinilazole in Argentina, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Paraguay, Peru, Suriname, Dominican Republic, Uruguay and Venezuela, which we refer to as the licensed territory. We have retained commercialization rights in the rest of the world.
Financial terms
Under the terms of the license agreement, we received an upfront payment of $2.5 million and are entitled to receive additional development milestones upon the achievement of staged patient enrollment targets in the licensed territory in one of our two ongoing Phase 3 clinical trials of ridinilazole. In February 2020, we achieved the first of these patient enrollment targets to trigger a milestone payment of $1.0 million, and we are eligible to receive up to an additional $2.75 million in development milestones upon the achievement of additional staged enrollment targets. We are also eligible to receive up to $21.4 million in development, commercial and sales milestones when cumulative net sales equal or exceed $100.0 million in the licensed territory. Each subsequent achievement of an additional $100.0 million in cumulative net sales will result in us receiving additional milestone payments, which, when combined with anticipated product supply transfer payments from Eurofarma paid to us in connection with a commercial supply agreement to be entered into between the two parties, will provide payments estimated to range from a mid- to high-teens percentage of cumulative net sales in the licensed territory. We estimate such product supply transfer payments from Eurofarma will range from a high single-digit to low double-digit percentage of cumulative net sales in the licensed territory.
Regulatory and Commercial
Under the license agreement, Eurofarma is responsible for all costs related to obtaining regulatory approval of ridinilazole in the licensed territory and is obligated to use commercially reasonable efforts to file applications for regulatory approval in specified countries in the licensed territory within a specified time period after we have filed an application for regulatory approval, or obtained regulatory approval, for ridinilazole in a jurisdiction where we retain commercial rights. To assist Eurofarma in obtaining regulatory approvals in the licensed territory, we are responsible, at our expense, to conduct such additional chemistry, manufacturing and control studies as may be required by regulatory authorities in countries within the licensed territory. We retain sole responsibility for the clinical development of ridinilazole in all countries and are responsible for all costs related to obtaining regulatory approval for ridinilazole outside of the licensed territory.
We are obligated to use commercially reasonable efforts to supply or cause to be supplied to Eurofarma sufficient commercial supply of ridinilazole, and Eurofarma has agreed to purchase its supply of ridinilazole exclusively from us. If we are unable to supply Eurofarma with commercial supply of ridinilazole during the term of the agreement, we are obligated to transfer to Eurofarma or its third-party suppliers’ know-how that would be needed for Eurofarma or its third-party suppliers to manufacture the product for commercial sale in the licensed territory.
Termination
Unless earlier terminated, the license and commercialization agreement will expire upon the latest of (i) the earliest date on which there are no longer any valid patent claims covering ridinilazole in the licensed territory, (ii) the earliest date on which there is no longer regulatory exclusivity for ridinilazole in the licensed territory or (iii) ten years from the date of the first commercial sale of ridinilazole in the licensed territory. The license agreement may be terminated by Eurofarma in its entirety upon six months’ prior written notice any time after Eurofarma has paid to us the specified development milestones related to our ongoing Phase 3 clinical trials of ridinilazole. Either party may, subject to a cure period, terminate the license agreement in the event of the other party’s uncured material breach. Eurofarma may also terminate the license agreement under specified circumstances relating to the safety, efficacy or regulatory approvability of ridinilazole or under specified circumstances if Eurofarma determines certain commercialization plans are no longer economically viable.
Each of the parties has granted to the other a right of reference to copy and use all information included in any regulatory filing in connection with such other party’s development, manufacture and commercialization, as applicable, of ridinilazole in the territories where such other party retains such rights. In addition, during the term of the license agreement, except in certain limited circumstances, Eurofarma has agreed not to commercialize any competing antibiotic treatments actively marketed for the treatment of CDI in the licensed territory or our territory without our prior written consent. Similarly, we have agreed not to commercialize any antibiotic treatments competing with the licensed products which would be actively marketed for the treatment of CDI in the licensed territory.

CARB-X
In July 2018, we were granted a sub-award of up to $4.5 million from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program, or CARB-X to fund, in part, the development of new mechanism antibiotics for the potential treatment of infections caused by gonorrhea. Under our CARB-X award, we received an initial $2.0 million in funding from CARB-X in July 2018. In February 2020, CARB-X increased the value of the initial funding by $1.2 million. The remaining $2.5 million was split into two option segments. In the third quarter of 2020, we made the decision not to advance the DDS-01 series of antibiotics and to cease work on the gonorrhea program based on toxicology data from preclinical studies. We expect CARB-X will cover its remaining share of the work that has been funded under the award.
Sarepta Therapeutics, Inc.
In October 2016, we entered into an exclusive license and collaboration agreement with Sarepta, pursuant to which we granted Sarepta the exclusive right to commercialize products in our utrophin modulator pipeline for the treatment of Duchenne muscular dystrophy in certain specified territories in exchange for upfront, development, regulatory and sales milestones, as well as future royalties on product sales.
In June 2018, we announced the discontinuation of the development of ezutromid after its Phase 2 clinical trial called PhaseOut DMD did not meet its primary or secondary endpoints. Effective as of August 2019, the agreement with Sarepta was terminated with no material ongoing obligations for either party.
University College London
On March 23, 2010, we entered into a collaborative research agreement with the School of Pharmacy, University of London which was later novated on November 28, 2011, by the School of Pharmacy to University College London. As part of this agreement, and in consideration of their role in the development of the initial compound series from which ridinilazole was later identified, we agreed to pay the School of Pharmacy (now University College London) a low single-digit share of all revenue received by us in respect of ridinilazole, including any pre-commercial licensing revenue, up to a maximum of £1.0 million. To date, we have paid £0.1 million under this agreement.

Competition
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience, and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, government agencies, and private and public research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.
Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain marketing approvals for their products more rapidly than we obtain approval for ours. In addition, our ability to compete may be affected because in some cases insurers or other third-party payors seek to encourage the use of generic products. This may have the effect of making branded products less attractive, from a cost perspective, to buyers.
The key competitive factors affecting the success of our product candidates are likely to be their efficacy, safety, convenience, price and the availability of coverage, and reimbursement from government and other third-party payors.
The competition for ridinilazole includes the following:
Several pharmaceutical and biotechnology companies have established themselves in the market for the treatment of CDI, and several additional companies are developing products for the treatment of CDI. We expect that these products will compete with ridinilazole.

Antibiotics. Currently, the most commonly used treatments for CDI are the broad-spectrum antibiotics vancomycin and metronidazole, both of which are available in generic form in the United States. Generic antibiotic therapies typically are sold at lower prices than branded antibiotics and generally are preferred by managed care providers of health services. The antibiotic fidaxomicin (Dificid™ in the United States, Dificlir™ in Europe) is approved for the treatment of CDI in the United States, Japan and the European Union. Fidaxomicin was originally developed by Optimer Pharmaceuticals, Inc., which was later acquired by Cubist Pharmaceuticals, Inc., or Cubist. Cubist was subsequently acquired by Merck & Co., Inc., or Merck.
MGB Biopharma Limited is developing MGB-BP-3, a novel antibiotic. In May 2020, top-line results were announced that MGB-BP-3 met endpoints of safety, efficacy and dose selection in an open label, exploratory Phase 2a clinical trial.

Other CDI approaches. A number of other approaches for the reduction of recurrence of or prevention of CDI are recently approved or in development. One product, bezlotoxumab, has been approved with the indication of reduction of recurrence of CDI. Merck received FDA approval for the monoclonal antibody bezlotoxumab (Zinplava™) in October 2016 and EMA approval in January 2017. Bezlotoxumab is an antibody that neutralizes certain toxins that are produced by C. difficile bacteria and is indicated to reduce recurrence of CDI in patients who are receiving CDI drug treatment and are at high risk of CDI recurrence. An alternative approach to reduce the rate of CDI recurrence is fecal biotherapy, in which products aim to recolonize the bacteria that comprise the natural gut microbiome. These products would be adjunctive therapy to antibiotics used to treat the episode of CDI. Fecal biotherapy approaches in development include SER-109 and SER-262, which are being developed by Seres Therapeutics Inc., formerly Seres Health, Inc., RBX2660, which was originally being developed by Rebiotix Inc., prior to Rebiotix being acquired by Ferring Pharmaceuticals in April 2018, and CP101, which is being developed by Finch Therapeutics. Seres reported top-line results from a Phase 3 clinical trial of SER-109 in August 2020. The trial met its primary endpoint and Seres expects to meet with the FDA to discuss a potential filing for regulatory approval based on the Phase 3 data. Seres reported results from a Phase 1b clinical trial of SER-262 in patients with CDI in August 2018 and indicated these findings will inform the future development of SER-262. In May 2020, Rebiotix reported positive preliminary results on the primary efficacy measure from one of its two scheduled Phase 3 clinical trials of RBX2660; its second Phase 3 trial is currently enrolling patients. Finch Therapeutics announced positive top-line data from its Phase 2 clinical trial of CP101 related to the reduction of recurrent episodes of CDI.
Several organizations are exploring compounds for the prevention of CDI. Pfizer is developing a vaccine, PF-06425090, that aims to induce a functional antibody response to neutralize the C. difficile bacterial toxins. Pfizer reported positive top-line Phase 2 results in January 2017. Pfizer commenced enrollment into a Phase 3 trial in March 2017; the trial has completed enrollment with results pending. Synthetic Biologics, Inc., is developing ribaxamase, an oral enzyme designed to degrade certain IV beta-lactam antibiotics within the GI tract to preserve the natural balance of the microbiome and reduce the risk of colonization by bacteria, including C. difficile, in order to prevent CDI. In January 2017, it was reported that ribaxamase met its primary endpoint in a Phase 2b clinical trial. Da Volterra is developing DAV132, a colon-targeted adsorbent designed to protect the gut microbiome of patients against antibiotic-induced disruption, thus seeking to prevent CDI. DAV132 met its primary endpoint related to safety of DAV132 in a Phase 2 clinical trial, announced in February 2020. In November 2020 Destiny Pharma acquired global rights to NTCD-M3, a naturally occurring, non-toxigenic strain of C. difficile bacteria, which lacks the genes that can express C. difficile toxins, for the prevention of recurring CDI. Phase 3 studies are planned to start in 2022.

Manufacturing
We do not own or operate, and currently have no plans to establish, manufacturing facilities for the production of clinical or commercial quantities of ridinilazole or for the other compounds that we are evaluating in our infectious disease programs. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop.
We currently engage a third-party manufacturer to provide clinical material of the API of ridinilazole with a different supplier responsible for drug product manufacturing services to supply the final drug product for use in the ongoing Phase 3 clinical trials. We believe these suppliers are suitable for commercial manufacture. We are using a different third-party supplier for clinical packaging, labeling and distribution of the finalized ridinilazole drug product. We obtain the supplies of our API and drug products from these manufacturers pursuant to agreements that include specific supply timelines and volume expectations.
We obtain the supplies of our product candidates from these manufacturers under master services contracts and specific work orders. However, we do not have long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply or a second source for API for ridinilazole. If any of our current manufacturers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might incur some delay in identifying and qualifying such replacements.

All of our product candidates are organic compounds of low molecular weight and are referred to as small molecules. We have selected these compounds based on their potential efficacy and safety, although they are also associated with reasonable cost of goods, ready availability of starting materials and ease of synthesis. We believe that the chemistry for ridinilazole is amenable to scale-up. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

Intellectual Property
Our success depends in large part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. We strive to protect the proprietary technology that we believe is important to our business by, among other methods, seeking and maintaining patents, where available, that are intended to cover our product candidates, compositions and formulations, their methods of use and processes for their manufacture and any other inventions that are commercially important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary and competitive position.
As of December 31, 2020, we owned or exclusively licensed a total of six U.S. patents, two U.S. patent application, five European patents and two European patent application, including original filings, continuations and divisional applications, as well as numerous other foreign counterparts to these U.S. and European patents and patent applications.
Our CDI patent portfolio includes the following granted patents and patent applications that we own or exclusively license:
•a granted U.S. patent covering the use of ridinilazole in the treatment of CDI, which is scheduled to expire in 2029;
•a corresponding granted European patent covering the use of ridinilazole in the treatment of CDI, which is scheduled to expire in 2029;
•a granted U.S. patent covering hydrates of ridinilazole, which is scheduled to expire in 2029;
•a granted European divisional patent covering hydrates of ridinilazole and pharmaceutical compositions comprising ridinilazole;
•a further granted U.S. patent covering the use of ridinilazole in the treatment of CDI, which is scheduled to expire in 2029;
•two granted U.S. patents, a granted European patent and a pending, allowed, European divisional application covering second generation agents for the treatment of CDI, which are scheduled to expire in 2031; and
•a pending International patent application (PCT application) covering polymorphs of ridinilazole and processes for producing ridinilazole.
While patent protection is not available for composition of matter claims that only recite the API for ridinilazole, protection may be available for the pharmaceutical compositions comprising ridinilazole as well as other forms thereof such as hydrates (and indeed claims have been secured for the latter in both Europe and the United States).
As of December 31, 2020, we owned a total of one U.S. patent and one European patent and a number of pending patent applications, including original filings and continuations, as well as numerous other foreign counterparts to these U.S. and European patents and patent applications, covering the genetics-based technology platform acquired in connection with the Discuva acquisition. We also have a pending patent family covering potential antibiotic and antibacterial compounds identified and developed using our Discuva Platform. This family contains multiple pending national/regional applications in territories including the United States and Europe.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the filing date of a non-provisional patent application. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or the USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent.
The term of a U.S. patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval, or PMA, may also be eligible for patent term extension when FDA approval is granted, provided that certain statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug may be extended. Similar provisions are available in Europe such as a supplementary protection certificate, or SPC, an additional form of protection linked to the patent and coming into force after the patent’s expiry. Certain other foreign jurisdictions including Australia, Israel, Japan, Korea, Singapore and Taiwan also have provisions to extend the term of a patent that covers an approved drug, provided that statutory and regulatory requirements are met. Thus, in the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors. The expiration dates of our patents and patent applications referred to above are without regard to potential patent term extension or other market exclusivity that may be available to us.
In addition to patents, we may rely, in some circumstances, on trade secrets to protect our technology and maintain our competitive position. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, corporate and scientific collaborators, consultants, scientific advisors, contractors and other third parties. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Clinical Affairs
We have robust engagements with nationally and internationally recognized key opinions leaders in research and clinical management of CDI. These KOLs are important in professional societies, peer education, and research and evidence generation, and are assisting us with educational initiatives and clinical development plans. We have a strong publication track record and anticipate multiple presentations at scientific conferences this year to continue to establish ourselves as leaders in C. difficile and the gut microbiome.

Sales, Marketing and Market Access
We expect to commercialize ridinilazole in the United States with our own key commercial functions and a focused, specialty sales force targeting both hospital and community CDI treatment prescribers. We currently have resources focused on global commercial launch readiness planning. We are actively engaging with thought leadership on disease state awareness within the provider, payer, policy and patient advocacy communities. Under the terms of our exclusive license and commercialization agreement with Eurofarma, we have granted Eurofarma the exclusive right to commercialize ridinilazole in certain countries in South America, Central America and the Caribbean. We have retained exclusive commercialization rights in all other territories, including in the United States, Asia and Europe.
We will continue to evaluate our options for maximizing the commercial opportunity for ridinilazole outside the United States. We intend to evaluate the relative merits of retaining commercialization rights for ourselves or entering into collaboration arrangements with third parties depending on factors such as the anticipated development costs required to achieve marketing approval, the resources required (human and financial) in each territory in which we receive approval, the relative size of the market opportunity in such territory, the particular expertise of the third party and the proposed financial terms of the arrangement.
We plan to build the remainder of our commercial capabilities staged to the progress of our Phase 3 trials. The responsibilities of the current Marketing function includes developing educational initiatives addressing unmet needs within our areas of focus. The Market Access function is assuring federal, state and commercial payer administrative readiness including partnering with Supply Chain on our US distribution and state licensing plan.

Government Regulation
As a biopharmaceutical company focused on the discovery, development, and commercialization of novel antibiotics for serious infectious diseases, we are subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act and its implementing regulations, as well as other regulatory bodies in the United States and Europe. Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, record keeping, labeling, pricing, reimbursement, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The failure to comply with the FDCA and applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice, or DOJ, or other federal and state governmental entities.
An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•submission to the FDA of an IND, which must take effect before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;
•preparation and submission to the FDA of a new drug application, or NDA;
•review of the product candidate by an FDA advisory committee, where appropriate or if applicable;
•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•payment of user fees and securing FDA approval of the NDA; and
•compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, where applicable, and any post-approval studies required by the FDA.

Preclinical Studies
Before an applicant begins testing a compound with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the active pharmaceutical ingredient, or API, and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.
Companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the investigational product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the candidate product and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the candidate product does not undergo unacceptable deterioration over its shelf life.

The IND and IRB Processes
An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.
Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls, or CMC. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with good clinical practice, or GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.
In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.
Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.
Information about clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website. Similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries, as well.

Expanded Access to an Investigational Drug for Treatment Use
Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere with initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.
On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.
In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

Human Clinical Trials in Support of an NDA
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.
Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:
Phase 1. The investigational drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.
Phase 2. The investigational drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
Phase 3. The investigational drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product. These clinical trials are commonly referred to as “pivotal” studies, which denotes a study that presents the data that the FDA or other relevant regulatory agency will use to determine the primary basis of whether or not to approve a product candidate.
Progress reports of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.
Under the Pediatric Research Equity Act ("PREA") of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.
For drugs intended to treat a serious or life-threatening disease or condition, FDA is to provide sponsors with its best judgment on whether pediatric studies would be required and whether their submission would be deferred until after approval. This input is to be given by the FDA at the end-of-phase 1 meeting, for drugs for life-threatening diseases, and at the end-of-phase 2 meeting, for other drugs. A sponsor must submit an initial pediatric study plan, if required under PREA, no later than either 60 calendar days after the date of the end-of-phase 2 meeting or such other time as agreed upon between FDA and the sponsor.
The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.
The FDA Reauthorization Act of 2017 established new requirements to govern certain molecularly targeted cancer indications. Any company that submits an NDA three years after the date of enactment of that statute must submit pediatric assessments with the NDA if the drug is intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer. The investigation must be designed to yield clinically meaningful pediatric study data regarding the dosing, safety and preliminary efficacy to inform pediatric labeling for the product.
Submission of an NDA to the FDA
Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2020 is $2,942,965 for an application requiring clinical data. The sponsor of the approved NDA is also subject to an annual program fee, which for the fiscal year 2020 is $325,424. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
Following submission of an application, the FDA conducts a filing review of an NDA within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review.
The FDA has agreed to certain performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of new molecular entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date that FDA receives the application. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections cover all facilities associated with an NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.
In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.
The FDA may refer an application for a drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation.
Specifically, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA, and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.
Second, a product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.
Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case- by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Finally, with passage of the 21st Century Cures Act, or Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of antibacterial products via the limited-population antibacterial drug (LPAD) pathway. The LPAD pathway provides a unique mechanism for the Food and Drug Administration to review and approve new antibacterial drugs that address unmet medical needs for specific, limited populations of patients - those with serious and life-threatening bacterial infections that are resistant to current treatments. This targeted approach would make antibiotic development more feasible by allowing for smaller clinical development programs that are focused on the limited, high-risk populations that would use these new antibiotics, instead of on more general populations that can be treated with existing medicines. LPAD would also make antibiotic development more feasible by enabling FDA to assess these drugs based on the unique balance of benefits they offer vs. risks they present to the limited number of patients they are intended to treat - specifically, patients who have few or no other treatment options. Drug candidates that qualify for LPAD review may simultaneously qualify for one or more of FDA’s expedited review programs.
Accelerated Approval Pathway
The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.
For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.
The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. For example, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large clinical trials to demonstrate a clinical or survival benefit.
The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.
Limited Population Antibacterial Drug Pathway
With passage of the Cures Act, Congress authorized the FDA to approve an antibacterial or antifungal drug, alone or in combination with one or more other drugs, as a “limited population drug.” To qualify for this approval pathway, the drug must be intended to treat a serious or life-threatening infection in a limited population of patients with unmet needs; the standards for approval of drugs and biologics under the FDCA and the Public Health Service Act, or PHSA, must be satisfied; and the FDA must receive a written request from the sponsor to approve the drug as a limited population drug pursuant to this provision. The FDA’s determination of safety and effectiveness for such a product must reflect the benefit-risk profile of such drug in the intended limited population, taking into account the severity, rarity, or prevalence of the infection the drug is intended to treat and the availability or lack of alternative treatment in such a limited population.
Any drug or biologic approved under this pathway must be labeled with the statement “Limited Population” in a prominent manner and adjacent to the proprietary name of the drug or biological product. The prescribing information must also state that the drug is indicated for use in a limited and specific population of patients and copies of all promotional materials relating to the drug must be submitted to the FDA at least 30 days prior to dissemination of the materials. If the FDA subsequently approves the drug for a broader indication, the agency may remove any post-marketing conditions, including requirements with respect to labeling and review of promotional materials applicable to the product. Nothing in this pathway to approval of a limited population drug prevents sponsors of such products from seeking designation or approval under other provisions of the FDCA, such as accelerated approval.
The FDA’s Decision on an NDA
On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
Post-Approval Requirements
Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record keeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data.
The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.
In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•restrictions on the marketing or manufacturing of the product, suspension of the approval, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. Regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.
If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCSA, which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.
Pediatric Exclusivity
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.
GAIN Exclusivity for Antibiotics
The FDA has designated ridinilazole as a qualified infectious disease product, or QIDP, under the Generating Antibiotic Incentives Now Act, or GAIN Act. Congress passed this legislation to encourage the development of antibacterial and antifungal drug products that treat pathogens that cause serious and life-threatening infections. To that end, the GAIN Act grants an additional five years of exclusivity upon the approval of an NDA for a drug product designated by the FDA as a QIDP. Thus, for a QIDP, the periods of five-year new chemical entity exclusivity, three-year new clinical investigation exclusivity and seven-year orphan drug exclusivity, would become ten years, eight years and 12 years, respectively.
A QIDP is defined in the GAIN Act to mean “an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by: (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens;” or (2) certain “qualifying pathogens.” A “qualifying pathogen” is a pathogen that has the potential to pose a serious threat to public health (such as resistant Gram-positive pathogens, multi-drug resistant Gram-negative bacteria, multi-drug resistant tuberculosis and Clostridioides difficile) and that is included in a list established and maintained by the FDA. A drug sponsor may request the FDA to designate its product as a QIDP any time before the submission of an NDA. The FDA must make a QIDP determination within 60 days of the designation request. A product designated as a QIDP will be granted priority review by FDA and can qualify for “fast track” status.
The additional five years of exclusivity under the GAIN Act for drug products designated by the FDA as QIDPs applies only to a drug that is first approved on or after July 9, 2012. Additionally, the five year exclusivity extension does not apply to: a supplement to an application under FDCA Section 505(b) for any QIDP for which an extension is in effect or has expired; a subsequent application filed with respect to a product approved by the FDA for a change that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength; or a product that does not meet the definition of a QIDP under Section 505(g) based upon its approved uses.

Patent Term Restoration and Extension
The term of a U.S. patent that covers a drug, biological product or medical device approved pursuant to a PMA may also be eligible for patent term extension when FDA approval is granted, provided that certain statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug may be extended. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug, provided that statutory and regulatory requirements are met. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Regulation Outside the United States
In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Regulation and Marketing Authorization in the European Union
Clinical Trial Approval
The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on Good Clinical Practice, or GCP, and the related national implementing provisions of the individual E.U. Member States govern the system for the approval of clinical trials in the European Union. Under this system, an applicant must obtain prior approval from the competent national authority of the E.U. Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual E.U. Member States and further detailed in applicable guidance documents.
In April 2014, the new Clinical Trials Regulation, (E.U.) No 536/2014 (Clinical Trials Regulation) was adopted. The Regulation was published on June 16, 2014, but has not yet become effective. The Clinical Trials Regulation will be directly applicable in all the E.U. Member States, repealing the current Clinical Trials Directive 2001/20/EC and replacing any national legislation that was put in place to implement the Directive. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.
The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “E.U. Portal and Database;” a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all E.U. Member States in which an application for authorization of a clinical trial has been submitted (Concerned Member States). Part II is assessed separately by each Concerned Member State. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Concerned Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

As of January 1, 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation ("CTR") was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020. The European Medicines Agency has announced that the implementation date of the EU Regulation governing CTR and the go-live of the centralized portal is scheduled for December 2021.
As in the United States, similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries.
PRIME Designation in the European Union
In March 2016, the European Medicines Agency, or EMA, launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products ('CHMP') or Committee for Advanced Therapies ('CAT') are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
Marketing Authorization
To obtain a marketing authorization for a product under E.U. regulatory systems, an applicant must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the E.U. Member States (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the E.U. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.
The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (i.e. the European Union as well as Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, ATMPs and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may at the request of the applicant also be used in certain other cases. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.
Under the centralized procedure, the CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of E.U. law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product the European Commission must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the E.U. Member States and chaired by a non-voting European Commission representative. The European Parliament also has a related “droit de regard.” The European Parliament's role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.

The European Commission may grant a so-called “marketing authorization under exceptional circumstances.” Such authorization is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:
•the applicant must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit/risk profile;
•the medicinal product in question may be supplied on medical prescription only and may in certain cases be administered only under strict medical supervision, possibly in a hospital and in the case of a radiopharmaceutical, by an authorized person; and
•the package leaflet and any medical information must draw the attention of the medical practitioner to the fact that the particulars available concerning the medicinal product in question are as yet inadequate in certain specified respects.
A marketing authorization under exceptional circumstances is subject to annual review to reassess the risk-benefit balance in an annual reassessment procedure. Continuation of the authorization is linked to the annual reassessment and a negative assessment could potentially result in the marketing authorization being suspended or revoked. The renewal of a marketing authorization of a medicinal product under exceptional circumstances, however, follows the same rules as a “normal” marketing authorization. Thus, a marketing authorization under exceptional circumstances is granted for an initial five years, after which the authorization will become valid indefinitely, unless the EMA decides that safety grounds merit one additional five-year renewal.
The European Commission may also grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.
The E.U. medicines rules expressly permit the E.U. Member States to adopt national legislation prohibiting or restricting the sale, supply or use of any medicinal product containing, consisting of or derived from a specific type of human or animal cell, such as embryonic stem cells. While the products we have in development do not make use of embryonic stem cells, it is possible that the national laws in certain E.U. Member States may prohibit or restrict us from commercializing our products, even if they have been granted an E.U. marketing authorization.
Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the competent authorities of each E.U. Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The referenced E.U. Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned E.U. Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned E.U. Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all E.U. Member States.
The mutual recognition procedure similarly is based on the acceptance by the competent authorities of the E.U. Member States of the marketing authorization of a medicinal product by the competent authorities of other E.U. Member States. The holder of a national marketing authorization may submit an application to the competent authority of an E.U. Member State requesting that this authority recognize the marketing authorization delivered by the competent authority of another E.U. Member State.

Regulatory Data Protection in the European Union
In the European Union, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance to the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the E.U. market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
Periods of Authorization and Renewals
A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the E.U. Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the E.U. Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five-year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the E.U. market (in case of centralized procedure) or on the market of the authorizing E.U. Member State within three years after authorization ceases to be valid (the so-called sunset clause).
Pediatric Studies
Prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate, such as for diseases that only affect the elderly population.
Before a marketing authorization application can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.
Regulatory Requirements after a Marketing Authorization has been Obtained
In case an authorization for a medicinal product in the European Union is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:
•Compliance with the European Union’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
•The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable E.U. laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with E.U. cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union.

•The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union notably under Directive 2001/83EC, as amended, and E.U. Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the European Union.
Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom withdrew from the European Union on January 31, 2020. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, European Union rules have ceased to apply following the transition period which ended December 31, 2020. However, in December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement that will apply provisionally after the end of the transition period until it is ratified by the parties to the agreement. The United Kingdom has passed legislation giving effect to the trade and cooperation agreement, with the E.U. expected to formally adopt the agreement in early 2021. The trade and cooperation agreement provides a general framework for the post-withdrawal relationship between the United Kingdom and the European Union. We expect to be subject to additional and potentially duplicative regulatory requirements due to the withdrawal of the United Kingdom from the European Union, including requirements relevant to receiving marketing approval for ridinilazole. However there remains substantial uncertainty related to the implementation of the trade and cooperation agreement and the application of its terms.

General Data Protection Regulation
The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the E.U. General Data Protection Regulation (GDPR), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.
Pricing Decisions for Approved Products
In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Patent Term Extension
In order to compensate the patentee for delays in obtaining a marketing authorization for a patented product, a supplementary certificate, or SPC, may be granted extending the exclusivity period for that specific product by up to five years. Applications for SPCs must be made to the relevant patent office in each E.U. member state and the granted certificates are valid only in the member state of grant. An application has to be made by the patent owner within six months of the first marketing authorization being granted in the European Union (assuming the patent in question has not expired, lapsed or been revoked) or within six months of the grant of the patent (if the marketing authorization is granted first). In the context of SPCs, the term “product” means the active ingredient or combination of active ingredients for a medicinal product and the term “patent” means a patent protecting such a product or a new manufacturing process or application for it. The duration of an SPC is calculated as the difference between the patent’s filing date and the date of the first marketing authorization, minus five years, subject to a maximum term of five years.
A six month pediatric extension of an SPC may be obtained where the patentee has carried out an agreed pediatric investigation plan, the authorized product information includes information on the results of the studies and the product is authorized in all member states of the European Union.

Healthcare Law and Regulation
Health care providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
•the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to be made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to health care matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
•the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-government third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Pharmaceutical Insurance Coverage and Health Care Reform
In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.
In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.
The containment of health care costs also has become a priority of federal, state and foreign governments and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. In March 2010, the United States Congress enacted the Affordable Care Act, or ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Among the provisions of the ACA of importance to our potential product candidates are:
•an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
•addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•expanded the types of entities eligible for the 340B drug discount program;

•established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% (and 70% as of January 1, 2019) point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” We are using this new rate in our gross-to-net forecasts. Should the new Administration seek to expand the scope of the ACA, we expect that new eligible beneficiaries will be subject to significant cost-sharing in return for coverage. We are active in proposing to HHS and CMS that QIDP drugs FDA approved for CDC Urgent Threats be supported for use by waiving patient out-of-pocket (OOP) requirements.

With the recent change in US Presidency, the status of Executive Actions and drug price lowering proposals from the prior Administration are unknown. For example, on May 11, 2018, the prior Administration issued a plan to lower drug prices. Under this blueprint for action, the prior Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending and drug price increases. In addition, on December 23, 2019, the prior Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products). The future status of these actions is uncertain but are not dismissed from our planning since reducing drug prices has bipartisan support.

All Orders not in their final stages of implementation are expected to be put on hold until the new Administration organizes its plan. Most notable are the Most Favored Nation pricing for Medicare Part B Top 50 Drugs proposal (since it may set precedent for Part D drugs) and the New Safe Harbor Protections for Rebates and Pharmacy Benefit Manager Service Fees. The latter will have access strategy and gross-to-net implications on any products we commercialize.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures. The demand for our products is predicated on our clinical trial strategy of attempting to achieve superiority against the standard of care.

Employees

Our success starts and ends with having the best talent, and, as a result, we are focused on attracting, developing, and engaging our employees. During 2020, Summit has notably strengthened the team by successfully attracting a number of leading senior employees into the Company. These new employees have successful track records, are acknowledged leaders in their field and a number have strong connections with prestigious medical institutions. Our ability to recruit this caliber of individuals provides a strong endorsement of the Company.

As of December 31, 2020, we had 79 full-time employees and 81 total employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

The 2020 fiscal year brought challenging demands on our employees and once again they have responded with dedication and enthusiasm. Summit sets visible and clear objectives and key results targets through a simple but robust process to help us focus, communicate, measure and achieve these. This enables the Company to link diverse operations, lending purpose and unity to the entire company. They provide the clarity of purpose to empower employees to make decisions on operational strategies and establishes a high-performance culture by instituting transparency, a focus on results and increased accountability. Specifically, we have human capital objectives including immediate and future resource planning, retention of our employees, effective deployment of our talent and the development of our employees with the Company.

We are committed to embedding a culture of diversity and inclusion across our Company. This includes ensuring opportunity for all and embraces the positive effect that our diverse workforce brings. We do not tolerate any form of discrimination and our human capital policies focus on ensuring that our employment processes are free from discrimination on any grounds.

We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to competitive compensation, we provide generous benefits including employer contributions to pension and 401(k) plans, insurance benefits, healthcare programs, stock option awards and vacation entitlement.

We are committed to the health and safety of all of our people and during 2020, as a result of the COVID-19 pandemic, we implemented additional safety procedures to protect our employees, including protocols regarding social distancing, daily onsite health checks and working remotely. Our experienced teams adapted quickly to the changes and have managed our business successfully during this challenging time.

Our Corporate Information

On September 18, 2020, pursuant to a scheme of arrangement under UK law, we became the parent company of the Summit Therapeutics plc group of companies, including Summit Therapeutics plc, a public limited company incorporated under the laws of England and Wales with the Registrar of Companies of England and Wales. Pursuant to the scheme of arrangement, all outstanding ordinary shares of Summit Therapeutics plc were exchanged for shares of our common stock on a five for one basis.

In connection with the scheme of arrangement, Summit changed its corporate domicile from the United Kingdom to Delaware. Our principal executive offices are located at One Broadway, 14th Floor, Cambridge, MA States 02142, and our telephone number is +1 617 514 7149. Our website address is www.summittxinc.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any reference to our website address is intended to be an inactive textual reference only.

We own or have rights to trademarks, service marks, and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. Other trademarks, service marks, and trade names appearing in this Report are the property of their respective owners. Solely for convenience, some of the trademarks, service marks, and trade names referred to in this Report are listed without the ® and ™ symbols.

Available Information

We are the successor to Summit Therapeutics plc for various purposes under the Exchange Act and, through the filing of a Current Report on Form 8-K filed pursuant to Rule 12g-3 under the Exchange Act, have assumed Summit Therapeutics plc's Commission file number (001-36866). We began filing reports under the Exchange Act with the filing of that Current Report on Form 8-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act will be posted on our website as soon as reasonably practicable after electronic filing with or furnishing to the Securities and Exchange Commission and the Annual Reports on Form 20-F and Reports on Form 6-K filed by Summit Therapeutics plc prior to the completion of the Redomiciliation Transaction are available on our website. All such postings on our website can be accessed free of charge.

Item 1A. Risk Factors
Our business has significant risks. You should consider carefully the risks described below, together with the other information contained in this Report, including our financial statements and the related notes. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks we face can be found in this Item 1A, beginning under the heading “Risk Related to our Financial Position and Need for Additional Capital”. Such risks should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

•We have incurred significant losses since our inception and we expect to incur losses for the foreseeable future.
•We will require substantial additional capital to fund our operations and if we fail to obtain necessary financing we will not be able to complete the development and commercialization of our product candidates.
•We depend heavily on the success of our lead product candidate, ridinilazole, which we are developing for the treatment of CDI. If we are unable to commercialize ridinilazole, or experience significant delays in doing so, our business will be materially harmed.
•Our reliance on government funding for ridinilazole adds uncertainty to our research and commercialization efforts, and may impose requirements that increase the costs of commercialization and production of product candidates developed with the support of government-funded programs in which we participate.
•The novel coronavirus pandemic (COVID-19) and the response to it have led to many clinical trial sites slowing or stopping enrollment into our Phase 3 clinical trials, which have delayed our efforts to obtain approval for ridinilazole and consequently may delay our receipt of necessary marketing approvals.
•We face substantial competition, which may result in others discovering, developing or commercializing products before us or more successfully than we do.
•Our ability to commercialize any of our product candidates is subject to substantial regulatory and legislative uncertainty, including as to pricing, reimbursement practices or other healthcare initiatives which could harm our business.
•We can provide no assurance that our clinical product candidates will obtain regulatory approval or that the results of clinical studies will be favorable.
•Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure.
•We depend on our senior management and key personnel for our success, and if we fail to retain such personnel we may experience substantial harm to our business.
•We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.
•We depend on collaborations with third parties for the development and commercialization of some of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
•We may face costly legal claims, in particular related to product liability and intellectual property infringement.
•Our Chief Executive Officer owns more than a majority of the voting power of the outstanding shares of our common stock, and as a result investors may have limited ability to affect either the corporate governance of the Company or the taking of certain major decisions.
•Substantial future sales of our shares of common stock in the public market, or the perception that these sales could occur, could cause the price of the shares to decline significantly, even if our business is doing well.
•The prices of our shares of common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.
•We are subject to certain U.S., U.K. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations. We can face serious consequences for violations.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was approximately $52.7 million for the fiscal year ended December 31, 2020, our net loss was approximately $29.1 million for the eleven months ended December 31, 2019, and our net income was approximately $10.9 million for the year ended January 31, 2019. As of December 31, 2020, we had an accumulated deficit of $210.9 million. The net income recorded for the year ended January 31, 2019, was due to the recognition of all remaining deferred revenue related to our license and collaboration agreement with Sarepta Therapeutics, Inc., or Sarepta, following our decision to discontinue the development of ezutromid in June 2018. This recognition of deferred revenues did not impact our cash flows. To date, we have financed our operations primarily through issuances of our common stock, and, prior to the domestication, issuances of Summit Therapeutics plc’s ordinary shares and American Depositary Shares, or ADSs, payments to us under our now-terminated license and collaboration agreement with Sarepta, payments to us under our license and commercialization agreement with Eurofarma Laboratórios SA, or Eurofarma, and development funding and other assistance from government entities, philanthropic, non-government and not for profit organizations and patient advocacy groups for our product candidates. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any drugs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially in connection with conducting clinical trials for our lead product candidate, ridinilazole (formerly SMT19969), for the treatment of patients with Clostridioides difficile infection (formerly known as Clostridium difficile infection), or CDI, and seeking marketing approval for ridinilazole in the United States, as well as other geographies. In addition, if we obtain marketing approval of ridinilazole in the United States or other jurisdictions where we retain commercial rights, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses.

In addition, our expenses will increase if and as we:

•continue the research and development of ridinilazole, as well as our early-stage programs targeting infections caused by Enterobacteriaceae;
•seek to identify and develop additional product candidates, including through our bacterial genetics-based discovery and development platform, which we refer to as our Discuva Platform, for discovering and developing new mechanism antibiotics;
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

Our ability to generate income from operations and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue. Based on our current plans, we do not expect to generate significant product sales revenue unless and until we obtain marketing approval for, and commercialize, ridinilazole for the treatment of CDI or any other product candidates we develop. This will require us to be successful in a range of challenging activities, including:

•successfully initiating and completing clinical trials of ridinilazole for the treatment of CDI and any other product candidates we develop;
•obtaining approval to market ridinilazole for the treatment of CDI and any other product candidates we develop;
•protecting our rights to our intellectual property portfolio related to ridinilazole and any other product candidates we develop;
•contracting for the manufacture of clinical and commercial quantities of ridinilazole and any other product candidates we develop;
•negotiating and securing adequate reimbursement from third-party payors for ridinilazole and any other product candidates we develop; and
•establishing sales, marketing and distribution capabilities to effectively market and sell ridinilazole and any other product candidates we develop in the United States, as well as other geographies.

We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to generate income from operations. Even if we do generate income from operations, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to generate income from operations and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been limited to organizing and staffing our company, developing and securing our technology, raising capital and undertaking preclinical studies and clinical trials of our product candidates. We have not yet demonstrated our ability to successfully complete development of any product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Assuming we obtain marketing approval for any of our product candidates, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays and may not be successful in such a transition.

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we initiate and continue clinical trials of ridinilazole for the treatment of CDI, continue our research activities and initiate preclinical programs for other product candidates. In addition, if we obtain marketing approval for ridinilazole where we retain commercial rights or any other product candidates we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that the proceeds of $55.0 million received in March 2021 from Mr. Robert W. Duggan, our Executive Chairman and Chief Executive Officer and primary stockholder in exchange for the issuance of an unsecured promissory note combined with our existing cash resources, funding agreements and research and development tax credits receivable, will be sufficient to enable us to fund our current operating plans until the second quarter of 2022. While these capital resources have allowed us to conduct our two Phase 3 clinical trials of ridinilazole, we do not expect to be able to complete all activities associated with these trials without additional capital. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

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
•the number and development requirements of other product candidates that we pursue;
•the costs, timing and outcome of regulatory review of ridinilazole and other product candidates we develop;
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
•our contract with BARDA and whether BARDA elects to pursue its final designated option;
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

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we are not planning to have commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. Additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our investors, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not for profit organizations and patient advocacy groups, debt financings, and marketing, distribution or licensing arrangements. We do not have any committed external source of funds other than the amounts we are entitled to receive from BARDA under our contract with them to fund, in part, the clinical and regulatory development of ridinilazole and from Eurofarma under our license and commercialization agreement with them. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as an equity holder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions.

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

Risks Related to the Development and Commercialization of our Product Candidates

We depend heavily on the success of our lead product candidate, ridinilazole, which we are developing for the treatment of CDI. All of our other programs are still in the preclinical or discovery stage. If we are unable to commercialize ridinilazole, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of ridinilazole for CDI, which is still in clinical development. Our ability to generate product revenues, which may not occur for several years, if ever, will depend heavily on the successful development and commercialization of ridinilazole. The success of this product candidate will depend on a number of factors, including the following:

•successful completion of clinical development;
•receipt of marketing approvals from applicable regulatory authorities;
•establishing commercial manufacturing arrangements with third-party manufacturers;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
•protecting our rights in our intellectual property portfolio;
•establishing sales, marketing and distribution capabilities;
•launching commercial sales of ridinilazole, if and when approved, whether alone or in collaboration with others;
•acceptance of ridinilazole, if and when approved, by patients, the medical community and third-party payors;
•effectively competing with other therapies; and
•maintaining a continued acceptable safety profile of ridinilazole, following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize ridinilazole, which would materially harm our business.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration, or the FDA, or the European Medicines Agency, or the EMA, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of ridinilazole or any other product candidate.

In connection with obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, due to the small number of patients in our early clinical trials, results from such trials may not be predictive of the outcome of later clinical trials. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

For example, in June 2018, we announced that our Phase 2 clinical trial of ezutromid, our then-lead utrophin modulator for the treatment of the neuromuscular disease Duchenne muscular dystrophy, or DMD, which we referred to as PhaseOut DMD, failed to meet its primary and secondary endpoints. PhaseOut DMD was a 48-week open label clinical trial conducted at trial sites in the United States and the United Kingdom. PhaseOut DMD enrolled a total of 40 ambulatory boys between their fifth and tenth birthday, inclusive, who had a genetically confirmed diagnosis of DMD. The primary objective of PhaseOut DMD was to investigate changes in magnetic resonance parameters from baseline in leg muscle health. The secondary objectives of PhaseOut DMD investigated changes in utrophin expression in muscle and muscle fiber regeneration through the examination of muscle fiber biopsies taken from patients at baseline and after 24 weeks or 48 weeks of treatment with ezutromid. We reported interim 24-week data from PhaseOut DMD in January 2018, with further findings reported in February 2018, and while these data showed positive changes in some of the primary and secondary endpoint measurements after 24 weeks of treatment, we did not see these effects after 48 weeks of treatment. We announced the discontinuation of the development of ezutromid in June 2018, and we have now completed all the activities related to the close-out of the PhaseOut DMD clinical trial. Similarly, in September 2020, we discontinued our gonorrhea program based on data from preclinical studies that showed the series of antibiotics we were evaluating did not have suitable qualities for further development.

If we are required to conduct additional clinical trials or other testing of ridinilazole or any other product candidate that we develop beyond those that we contemplate, if we are unable to successfully complete our clinical trials or other testing, if the results of these clinical trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
•be delayed in obtaining marketing approval for our product candidates;
•not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as we intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
•be subject to additional post-marketing testing requirements or restrictions; or
•have the product removed from the market after obtaining marketing approval.

If we experience any number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval for or commercialize our product candidates, including:
•clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate for various reasons, including due to contagious diseases or illnesses, such as the novel coronavirus, as described below;
•we may be unable to enroll a sufficient number of patients in our clinical trials to ensure adequate statistical power to detect any statistically significant treatment effects;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•regulators, institutional review boards or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
•regulators, institutional review boards or independent ethics committees may require that we or our investigators materially modify the terms of our clinical research in order to meet additional requirements for receiving marketing approval, including by requiring that we enlarge our trials, broaden the scope of our research, or perform studies in addition to those we currently anticipate, which may delay our ability to obtain marketing approval or impose additional costs;
•regulators, institutional review boards or independent ethics committees may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•the cost of clinical trials of our product candidates may be greater than we anticipate;

•the supply or quality of our product candidates, comparator drugs or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate, which may occur if, for example, enrollment for our Phase 3 clinical trials were delayed and the clinical supply of ridinilazole or vancomycin manufactured for such trials was not utilized prior to its expiration and needed to be replaced, or if there were disruptions in our supply chain due to weather conditions, natural disasters or contagious diseases or illnesses, such as the novel coronavirus; and
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, institutional review boards or independent ethics committees to suspend or terminate the clinical trials.

Due to the novel coronavirus pandemic (COVID-19) and the response to it, we have experienced, and expect to continue to experience, patient enrollment at a slower pace at certain of our clinical trial sites than expected. As a result, we expect the results from our clinical trials to be delayed and have withdrawn our expectations regarding the timing of completion for the clinical trials.

Our product development costs will increase as we experience delays in testing or marketing approvals. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

The novel coronavirus pandemic (COVID-19) and the response to it have led to many clinical trial sites slowing or stopping enrollment into our Phase 3 clinical trials, and as a result we expect the results from our clinical trials to be delayed, and we expect these circumstances, and potentially other, related circumstances that are unpredictable at this time, to have a material adverse effect on our business, operations and financial condition.

In December 2019, an outbreak of respiratory illness caused by a novel coronavirus, commonly referred to as COVID-19, began in Wuhan, China and has now spread worldwide. The World Health Organization has declared the outbreak a pandemic and a global public health emergency. In addition to those who have been directly affected, millions more have been affected by government efforts in the United States, the United Kingdom, the European Union and around the world to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny and other measures. The pandemic and measures taken in response by governments, private industry, individuals and others have also had significant direct and indirect adverse impacts on businesses and commerce as supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services has spiked, while demand for other goods and services has decreased significantly.

The future progression of the pandemic and its effects on our business and operations are highly uncertain. We have experienced, and expect to continue to experience, patient enrollment at a slower pace at certain of our clinical trial sites than expected. In addition, certain of our clinical trial sites have suspended enrollment due to facility closures, quarantine, travel restrictions and other governmental restrictions. Further we are currently unable to undertake certain activities directly including clinical trial site visits and investigator meetings, with such activities being done remotely where possible. As a result, we expect the results from our clinical trials to be delayed, which we expect will have a material adverse impact on our clinical trial plans and timelines. Additionally, as a result of the slower pace of enrollment, our clinical supplies of ridinilazole and vancomycin manufactured for such trials may not be utilized prior to their expiration and may need to be replaced. While we do not currently anticipate significant interruptions in our clinical supply chain, quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture and deliver additional clinical supplies, which could cause the results from our clinical trials to be delayed even further. For more information regarding the risks related to our clinical trials, see “If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.”

The coronavirus pandemic continues to evolve. There may be other material adverse impacts on our business, operations and financial condition that are unpredictable at this time, including delays in the development and regulatory approval of other product candidates and difficulties in retaining qualified personnel during the pandemic and once it subsides. The extent to which the pandemic may impact our business will depend on future developments, such as the duration of the pandemic, quarantines, travel restrictions and other measures in the United States, the United Kingdom, the European Union and around the world, business closures or business disruptions, the effectiveness of vaccination efforts and other actions taken to contain the pandemic.

If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials. CDI is an acute infection that requires rapid diagnosis. For our Phase 3 clinical trials of ridinilazole, we need to identify potential patients, test them for CDI and enroll them within three days and prior to patients receiving other antibiotic treatments that may be active against CDI for greater than a 24-hour period. In addition, our competitors in CDI have ongoing clinical trials for product candidates that could be competitive with our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates or choose not to enroll in any clinical trials for various reasons, including due to fears of contagious diseases or illnesses, such as the novel coronavirus.

Patient enrollment is affected by other factors, including:
•severity of the disease under investigation;
•eligibility criteria for the clinical trial in question;
•perceived risks and benefits of the product candidate under study;
•competition for patients, time and resources at clinical trials sites from other investigational therapies in clinical trials that target the same patient population;
•approval of other therapies to treat the indication that is being investigated in the clinical trial;
•efforts to facilitate timely enrollment in clinical trials;
•patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment; and
•proximity and availability of clinical trial sites for prospective patients.

Due to the novel coronavirus pandemic (COVID-19) and the response to it, we have experienced, and expect to continue to experience, patient enrollment at a slower pace at certain of our clinical trial sites than expected. As a result, we expect the results from our clinical trials to be delayed and have withdrawn our expectations regarding the timing of completion for the clinical trials.

Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients in our ongoing clinical trials of ridinilazole or any other planned clinical trials would result in significant delays, may generate a limited data set from which no meaningful conclusions could be made, or may require us to abandon one or more clinical trials altogether.

If serious adverse or inappropriate side effects are identified during the development of ridinilazole or any other product candidate, we may need to abandon or limit our development of that product candidate.

All of our product candidates are in clinical or early-stage development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

Although ridinilazole has generally been well tolerated at all doses tested, patients who typically are diagnosed with CDI have a number of underlying illnesses, which means it is more likely that we will see adverse events and serious adverse events being reported even if these events are later deemed to be unrelated to treatment with ridinilazole. For example, in our Phase 2 proof of concept clinical trial of ridinilazole, a total of 180 adverse events were reported for ridinilazole, although the majority of these were considered unlikely to be related to treatment with ridinilazole, and the number of ridinilazole reported adverse events was similar to patients treated with vancomycin, the comparator drug used in this clinical trial, where a total of 183 adverse events were reported. Most of the adverse events occurred in the gastrointestinal system organ class with nausea, abdominal pain, abdominal distention and vomiting the most commonly reported events for both treatment groups. Often, it is not possible to determine conclusively whether or not the product candidate being studied caused a particular adverse event. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test ridinilazole in a larger clinical program, illnesses, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by clinical trial patients.

Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects or other safety issues that prevented further development of the compound. If we elect or are forced to suspend or terminate any clinical trial of our product candidates, the commercial prospects of such product candidate will be harmed and our ability to generate product revenues from such product candidate will be delayed or eliminated. Any of these occurrences could materially harm our business.

Even if ridinilazole or any other product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If ridinilazole or any of our other product candidates receive marketing approval, such products may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or revenue from collaboration agreements, including our license and commercialization agreement with Eurofarma, or any income from operations. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy and potential advantages compared to alternative treatments or competitive products;
•the prevalence and severity of any side effects;
•the ability to offer our product candidates for sale at competitive prices, including in the case of ridinilazole, which we expect, if approved, will compete with the antibiotics vancomycin and metronidazole, both of which are available in generic form at low prices, and fidaxomicin, and potentially other approaches to be used as an adjunctive therapy to antibiotics, such as the monoclonal antibody bezlotoxumab, vaccines or fecal biotherapy;
•convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support;
•the availability of third-party coverage and adequate reimbursement;
•the timing of any such marketing approval in relation to other product approvals;
•support from patient advocacy groups; and
•any restrictions on concomitant use of other medications.

Our ability to negotiate, secure and maintain third-party coverage and reimbursement may be affected by political, economic and regulatory developments in the United States, the European Union and other jurisdictions.

Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of ridinilazole or any of our other product candidates that receive marketing approval.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be successful in commercializing ridinilazole or any other product candidate if and when such product candidates are approved.

We do not have a sales or marketing infrastructure and have no experience as a company in the sale or marketing of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. If ridinilazole receives marketing approval, we intend to commercialize it in the United States with our own specialized sales force. We will rely on Eurofarma to commercialize ridinilazole in Argentina, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Paraguay, Peru, Suriname, Dominican Republic, Uruguay and Venezuela, pursuant to the license and commercialization agreement we entered into with Eurofarma in December 2017. We are also currently exploring options to develop and commercialize this antibiotic candidate in other territories. There are risks involved with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:
•our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any future products;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales and marketing services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We face substantial competition, which may result in others discovering, developing or commercializing products before us or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.

Several pharmaceutical and biotechnology companies have established themselves in the market for the treatment of CDI, and several additional companies are developing products for the treatment of CDI. Currently, the most commonly used treatments for CDI are the broad-spectrum antibiotics vancomycin and metronidazole, both of which are available in generic form in the United States. Generic antibiotic therapies typically are sold at lower prices than branded antibiotics and generally are preferred by managed care providers of health services. The antibiotic fidaxomicin (Dificid™ in the United States and Dificlir™ in Europe), which is marketed in the United States by Cubist Pharmaceuticals, Inc., or Cubist, a wholly owned subsidiary of Merck & Co., Inc., or Merck, and in Europe by Tillotts Pharma AG, is approved for treatment of CDI in the United States and the European Union. Merck received approval from the FDA and EMA for bezlotoxumab (Zinplava™), a monoclonal antibody for the treatment of patients, in combination with an antibiotic, who have a high risk of disease recurrence. Other approaches in development for the treatment of CDI include vaccines and fecal biotherapy. For more information, see “Business—Competition” in this Report.

Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are approved for broader indications or patient populations, or are more convenient or less expensive than any products that we develop and commercialize. Our competitors may also obtain marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

We believe that many competitors are attempting to develop therapeutics for the target indications of our product candidates, including academic institutions, government agencies, public and private research organizations, large pharmaceutical companies and smaller more focused companies.

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining approvals from regulatory authorities and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to or necessary for our programs.

Even if we are able to commercialize ridinilazole or any other product candidate that we develop, the product may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize ridinilazole or any other product candidate successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. and E.U. healthcare industries and elsewhere is cost containment.

Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products.

For example, under Medicare, hospitals are reimbursed under an inpatient prospective payment system. This pricing methodology provides a single payment amount to hospitals based on a given diagnosis-related group. As a result, with respect to Medicare reimbursement for services in the hospital inpatient setting, hospitals could have a financial incentive to use the least expensive drugs for the treatment of CDI, generic antibiotics, which may significantly impact our ability to charge a premium for ridinilazole. We cannot be sure that coverage and reimbursement will be available for ridinilazole or any other product that we commercialize and, if coverage and reimbursement are available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the applicable regulatory authority. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. In the European Union, reference pricing systems and other measures may lead to cost containment and reduced prices. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly the member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•reduced resources of our management to pursue our business strategy;
•decreased demand for any product candidates or products that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;

•significant costs to defend the related litigation;
•substantial monetary awards to clinical trial participants or patients;
•loss of revenue;
•increased insurance costs; and
•the inability to commercialize any products that we may develop.

We have separate product liability insurance policies that cover our product candidates and each of our clinical trials. These policies each provide coverage of up to $26.4 million in the aggregate for clinical trials, or portions thereof, conducted worldwide. The insurance policies covering our clinical trials are subject to a per claim deductible. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage when and if we begin commercializing ridinilazole or any other product candidate that receives marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes.

Our operations currently, and may in the future, involve the use of hazardous and flammable materials, including chemicals and medical and biological materials, and produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and wastes, we cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials or disposal of hazardous wastes, we could be held liable for any resulting damages, and any liability could exceed our resources.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We also maintain liability insurance for some of these risks, but our policy has a coverage limit of $13.2 million per occurrence.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates. As a result, we may forego or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates may not yield any commercially viable products.

For example, in June 2018, we announced that our PhaseOut DMD clinical trial of ezutromid for DMD failed to meet its primary and secondary endpoints. We had reported interim 24-week data from PhaseOut DMD in January 2018, with further findings reported in February 2018, and while these showed positive changes in some of the primary and secondary endpoint measurements after 24 weeks of treatment, we did not see these effects after 48 weeks of treatment. We announced the discontinuation of the development of ezutromid in June 2018 and have also discontinued the development of our future generation utrophin modulators, despite our significant investment of resources into the development of our utrophin modulators for the treatment of DMD over a number of years. In addition, in September 2020, following the review of data from preclinical studies, we determined to cease work on our gonorrhea program.

We have based our research and development efforts for CDI on the antibiotic ridinilazole. Notwithstanding our large investment to date and anticipated future expenditures in proprietary technologies that we use in the discovery of product candidates for CDI and other infectious diseases, we have not yet developed, and may never successfully develop, any marketed drugs. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

The anticipated benefits of any acquisition that we consummate may not be fully realized, may take longer to realize than expected or may not be realized at all.

Any acquisition we consummate will involve the integration of the operations, product candidates and technology of the acquired business with our existing operations and programs, and there are uncertainties inherent in any such integration. Unexpected difficulties in the integration process for an acquisition or the failure to retain key management personnel from an acquired business could adversely affect our business, financial results and financial condition. In addition, any acquisitions are likely to require significant resources and management attention, including the resources and attention required to further the development of any acquired product candidates or other development programs, or the commercialization of any acquired product, and we may not realize the anticipated benefits from such an acquisition within the time period we expect, or at all. In addition, in any acquisition, the due diligence process may not identify all factors that could produce unintended or unexpected consequences for us. Undiscovered factors could cause us to incur potentially material financial liabilities and prevent us from achieving the expected benefits from the acquisition within our desired timeframe, or at all. In December 2017, we obtained a bacterial genetics-based platform, which we refer to as our Discuva Platform, for the discovery and development of new mechanism antibiotic compounds through our acquisition of Discuva Limited, or Discuva. While we expect to use the Discuva Platform to facilitate our discovery and development of new mechanism antibiotics, we may fail to do so. As a result, we may not obtain any value from our acquisition of Discuva.

The United Kingdom’s withdrawal from the European Union could lead to increased market volatility and make it more difficult for us to do business in Europe, which could adversely impact the market price of our common stock.

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom withdrew from the European Union on January 31, 2020. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, European Union rules have ceased to apply following the transition period which ended December 31, 2020. However, in December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement that will apply provisionally after the end of the transition period until it is ratified by the parties to the agreement. The United Kingdom has passed legislation giving effect to the trade and cooperation agreement, with the E.U. expected to formally adopt the agreement in early 2021. The trade and cooperation agreement provides a general framework for the post-withdrawal relationship between the United Kingdom and the European Union. However there remains substantial uncertainty related to the implementation of the trade and cooperation agreement and the application of its terms.

As a result of the United Kingdom’s withdrawal from the European Union, we may also face new regulatory costs and challenges that could have a material adverse effect on our operations. Lack of clarity about future U.K. laws and regulations as the United Kingdom determines which E.U.-derived laws and regulations to replace or replicate as part of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could further increase costs and depress economic activity. In addition, currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have been and may continue to be adversely affected by the future trade relationship negotiations and their outcome. In the near term, there is a risk of disrupted import and export processes due to a lack of administrative processing capacity by the respective U.K. and E.U. customs agencies that may delay time-sensitive shipments and may negatively impact our clinical trial supply chain, which includes locations in both the United Kingdom and the European Union.

Recent and potential future changes to U.S. and non-U.S. tax laws could materially adversely affect our company and holders of our shares of common stock.

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, or the TCJA, which significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the TCJA. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act.

Future changes in tax laws, regulations and treaties, or the interpretation thereof, in addition to initiatives related to the Base Erosion and Profit Shifting, or BEPS, Project of the Organisation for Economic Co-Operation and Development, or OECD; the European Commission’s “state aid” investigations; and other developments could have an adverse effect on the taxation of international businesses, including our own. Furthermore, countries where we are subject to taxes, including the United States, evaluate their tax policies and rules on a regular basis, and we may see significant changes in legislation and regulations concerning taxation.

We are unable to predict what tax changes may be enacted in the future or what effect such changes would have on our business, but such changes could affect our effective tax rates in countries where we have operations and could have an adverse effect on our overall tax position in the future, along with increasing the complexity, burden and cost of tax compliance.

Our computer systems, or those of any collaborators or contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our computer systems and those of third parties with whom we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our product development programs and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liabilities and the further development of our product candidates may be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

While we have not experienced any material losses relating to cyber-attacks, we have been the subject of cyber-attacks. We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information in order to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.

We are increasingly dependent upon technology systems and data to operate our business. In particular, the COVID-19 pandemic has caused us to modify our business practices, including the requirement that our office-based employees work from home. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the European Union’s General Data Protection Regulation 2016/679, or GDPR, and as enacted in the U.K. through the Data Protection Act 2018, imposes strict obligations on the processing of personal data, including personal health data, and the free movement of such data. The GDPR applies to any company established in the European Union as well as any company outside the European Union that processes personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; implementing safeguards to protect the security and confidentiality of personal data; and transferring personal data to countries outside the European Union, including the United States. The GDPR imposes additional obligations and risks upon our business and substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR’s requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices or lead to government enforcement actions, private litigation or significant fines and penalties against us, reputational harm and could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to our Dependence on Third Parties

Our reliance on government funding for ridinilazole adds uncertainty to our research and commercialization efforts with respect to ridinilazole.

We expect that a significant portion of the funding for the development of ridinilazole will come from our contract with BARDA. BARDA is entitled to terminate our BARDA contract for convenience at any time, in whole or in part, and there can be no assurance that our BARDA contract will not be terminated. Changes in government budgets and research priorities may result in a decreased and de-prioritized emphasis on supporting the development of antibacterial product candidates such as ridinilazole. If our BARDA contract is terminated or BARDA declines to exercise the final option for the research program, or if there is any reduction or delay in funding under our BARDA contract, we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us, or at all. If alternative sources of funding are not available, we may suspend or terminate development activities related to ridinilazole.

BARDA could decide to delay certain of our activities, and we may elect to move forward with certain activities at our own risk and without BARDA reimbursement.

Under our BARDA contract, BARDA will regularly review our ridinilazole development efforts and clinical activities. Under certain circumstances, BARDA may direct us to delay certain activities and invest additional time and resources before proceeding. If we follow such BARDA direction, we may incur delays and additional costs for which we had not planned. In addition, even if BARDA does not direct us to delay certain activities, BARDA’s review of our progress may take longer than we expect, which may result in overall program delays. Also, the costs associated with following BARDA’s direction to delay certain activities may or may not be reimbursed by BARDA under our contract. Finally, if we decide not to follow the direction provided by BARDA and instead pursue activities that we believe are in the best interest of the development of ridinilazole, we might forgo reimbursement under our BARDA contract, and BARDA could assert that we are in default of our contractual commitments, potentially leading to the termination of our contract, and possibly suspension, debarment, or exclusion from eligibility for other U.S. government contracts, funding programs and regulatory approvals.

BARDA may elect not to pursue the remaining designated option beyond the base period.

Even if BARDA does not terminate the contract, the BARDA contract does not require BARDA to provide funding beyond the amount currently obligated under the base period and three options packages of the existing contract. Our BARDA contract initially included a base period providing for reimbursement of up to $32 million and three options that, if exercised in full by

BARDA, would extend the contract until the year 2022 and increase the total potential reimbursement to $62 million. In August 2018, BARDA exercised the first of these three options with the $12 million in funding to be drawn down to specifically support drug manufacturing activities required for the submission of marketing approval applications and other regulatory activities related to ridinilazole. In June 2019, BARDA increased the total value of the funding contract to up to $63.7 million; at this time, BARDA also exercised a second option work segment worth $9.6 million. In January 2020, BARDA expanded the award by a further $8.8 million through a new option package to support a new clinical trial in adolescent patients. This increased the total value of the funding contract to up to $72.5 million and brought the total amount of committed BARDA funding to $62.4 million. However, BARDA will decide at its sole discretion whether to pursue the remaining option under the contract, and there can be no assurance that BARDA will elect to pursue the option. Changes in government budgets and research priorities may result in a decreased and de-prioritized emphasis on supporting the development of antibacterial product candidates such as ridinilazole. In such event, BARDA would have no obligation to exercise its remaining option or extend our existing contract. Any such decision by BARDA to end its support for our ridinilazole research program could materially adversely affect our business.

Our reliance on government funding for the clinical and regulatory development of ridinilazole may impose requirements that increase the costs of commercialization and production of product candidates developed with the support of these government-funded programs.

Aspects of our development programs are currently being supported, in part, with funding from BARDA. Contracts and grants awarded by the U.S. government, its agencies and its partners, including our award from BARDA, include provisions that implement the U.S. government’s rights and remedies, many of which are not typically found in commercial contracts, including, for example, powers of the government to:
•terminate agreements, in whole or in part, at any time, for any reason or no reason;
•unilaterally modify the parties’ obligations under such contracts, subject to government-determined equitable price adjustments;
•decline to exercise any option for work beyond the initial base period under multi-year contracts;
•suspend contract performance if Congressionally appropriated funding becomes unavailable;
•obtain rights to inventions and technical data made or first produced in the performance of such contracts;
•audit contract-related costs and fees, including allocated indirect costs;
•suspend or debar the contractor from receiving new contracts pending resolution of alleged violations of procurement laws or regulations in the event of wrongdoing by us;
•take actions that result in a longer development timeline than expected;
•direct the course of a development program in a manner not chosen by the government contractor;
•impose U.S. manufacturing requirements for products that embody or that are produced through the use of inventions conceived or first reduced to practice under such contracts;
•assert qualified march-in rights to grant licenses to third parties to practice contractor-owned inventions that are conceived or first reduced to practice under such contracts;
•pursue criminal or civil remedies under the False Claims Act, False Statements Act and similar remedy provisions specific to government agreements; and
•limit the government’s financial liability to amounts appropriated by the U.S. Congress on a fiscal-year basis, thereby leaving some uncertainty about the future availability of funding for a program even after it has been funded for an initial period.

We may not have the right to prohibit the U.S. government from using certain inventions and technical data funded by the government and developed by us, and we may not be able to prohibit third-party companies, including our competitors, from using those inventions and technical data in providing products and services to the U.S. government. The U.S. government generally takes the position that it has the right to royalty-free use of inventions and technical data that are developed under U.S. government contracts. While we do not believe the intellectual property rights that we have granted to the U.S. government under the BARDA agreement will impact our rights to commercialize ridinilazole, the government’s non-exclusive license to intellectual property developed under the agreement and the government’s march-in to inventions made under the agreement may allow the government, or a third party on its behalf, to more easily and/or quickly develop a product that could compete with ridinilazole.

In addition, U.S. government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:
•specialized accounting systems unique to government contracts;
•potential liability for price adjustments or recoupment of government funds after such funds have been spent;

•mandatory disclosure of credible evidence of certain contractual or statutory violations occurring in connection with the contract;
•public disclosures of certain contract information, which may enable competitors to gain insights into our research program; and
•mandatory socioeconomic compliance requirements, including labor standards, non-discrimination and affirmative action programs and environmental compliance requirements.

As an organization, we are relatively new to government contracting and the associated regulatory compliance obligations. If we fail to maintain compliance with those obligations, we may be subject to potential civil and/or criminal liability, termination of our BARDA contract, and/or suspension, debarment, or exclusion from eligibility for other U.S. government contracts, funding programs and regulatory approvals. As a U.S. government contractor, we are subject to financial audits and other reviews by the U.S. government of our costs and performance under our BARDA contract, as well as our accounting and general business practices related to our BARDA contract. Based on the results of its audits, the U.S. government may adjust our contract-related costs and fees, including allocated indirect costs.

Laws and regulations affecting government contracts, including our BARDA contract, make it more costly and difficult for us to successfully conduct our business. Failure to comply with these laws and regulations could result in significant civil and criminal penalties and adversely affect our business.

We must comply with numerous laws and regulations relating to the administration and performance of our government contracts, including our BARDA contract. Among the most significant government contracting regulations are:
•the Federal Acquisition Regulation, or FAR, and agency-specific regulations supplemental to the FAR, which comprehensively regulate the procurement, formation, administration and performance of government contracts;
•extensive U.S. government regulation of government-funded clinical research activities, including, for example, compliance requirements relating to protection of human and animal research subjects, restrictions on uses of human research materials, and conditions on dissemination of research results;
•business ethics and public integrity obligations, which govern areas such as conflicts of interest, the recruitment and hiring of former government employees, bribes and gratuities, and limitations on and mandatory disclosure of lobbying activities, pursuant to laws such as the Anti-Kickback Act, the Procurement Integrity Act, the False Claims Act and the Foreign Corrupt Practices Act; and
•export control and import laws and regulations.

In addition, U.S. government agencies such as the Department of Health and Human Services and the Defense Contract Audit Agency routinely audit and investigate government contractors for compliance with applicable laws and standards. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

These agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be unreasonable, unallowable under applicable reimbursement policies, or improperly allocated to a specific contract will not be paid, while such costs already paid must be refunded. Claims for costs that are expressly unallowable under applicable reimbursement policies may also be subject to administrative penalties. If we are audited and such audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:
•termination of any government contracts, including our BARDA contract;
•suspension of payments;
•administrative sanctions, such as long-term monitoring arrangements;
•fines; and
•suspension, debarment, or exclusion from eligibility for U.S. government contracts, funding programs and regulatory approvals.
In addition, we could suffer serious reputational harm if allegations of impropriety were made against us, which could jeopardize our other research programs, deter research institutions from engaging with us, and cause our stock price to decrease.

We depend on collaborations with third parties for the development and commercialization of some of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We have entered into a license and commercialization agreement with Eurofarma pursuant to which we granted Eurofarma rights to commercialize ridinilazole in specified countries in South America, Central America and the Caribbean. We may also enter into additional third-party collaborations for the development and commercialization of ridinilazole in other jurisdictions. Moreover, we may seek third-party collaborators for development and commercialization of any other product candidates.

Our likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Under our license and commercialization agreement with Eurofarma we have, and under any such arrangements we enter into with any third parties in the future we will likely have, limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Our current collaborations pose, and any future collaboration likely will pose, numerous risks to us, including the following:
•collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;
•collaborators may deemphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product relative to other products;
•collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•disputes may arise between the collaborator and us as to the ownership of intellectual property arising during the collaboration;
•we may grant exclusive rights to our collaborators, which would prevent us from collaborating with others;
•disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

For example, in 2009, we assigned certain technology relating to our historical DMD program to BioMarin. BioMarin conducted a Phase 1 clinical trial of an early formulation of ezutromid in 48 healthy adult volunteers. In this clinical trial, subjects achieved low systemic exposure of the drug and there was variability of systemic exposure across subjects. Following this clinical trial of an early formulation of ezutromid, BioMarin elected not to continue development of our assigned technology, citing pharmaceutical and pharmacokinetic challenges. In public statements, BioMarin indicated that it had concluded that the likelihood of achieving a therapeutic effect in DMD patients was highly unlikely. In 2010, BioMarin transferred the assets, and all commercialization rights, back to us, and in June 2018, we announced the discontinuation of the development of ezutromid.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

Use of third parties to manufacture our product candidates may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for the production of clinical or commercial supplies of our product candidates. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on third parties for supply of the active pharmaceutical ingredients, or API, in our product candidates. Our strategy is to outsource all manufacturing of our product candidates and products to third parties.

We do not currently have any agreements with third-party manufacturers for the long-term clinical or commercial supply of any of our product candidates. We are engaged with a third-party manufacturer to provide clinical material of the API of ridinilazole with a different supplier responsible for fill and finish services to supply the final drug product for use in the Phase 3 clinical trials. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms.

Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•reliance on the third party for regulatory compliance and quality assurance;
•the possible breach of the manufacturing agreement by the third party;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
Third-party manufacturers may not be able to comply with current good manufacturing practice, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

In addition, in order to conduct late-stage clinical trials of our product candidates, we will need to have them manufactured in large quantities. Our third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all.

The third-party manufacturer responsible for the fill and finish services to supply the final drug product for our Phase 3 clinical trials of ridinilazole experienced challenges in the fill and finish process used to manufacture test batches of the clinical supply of ridinilazole, specifically the manufacture of ridinilazole in tablet form, which is also the form expected to be used commercially, and which is a change from the capsule form used in our completed clinical trials of ridinilazole. Because of these challenges, we were not able to obtain sufficient quantities of ridinilazole to commence our Phase 3 clinical trials in the first half of 2018 as originally planned and delayed the commencement of those trials until February 2019. If our third-party manufacturer experiences these challenges again or is otherwise unable to manufacture sufficient quantity of the tablet form of ridinilazole, our Phase 3 clinical trials may be further delayed. Moreover, if our third-party manufacturers are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained, which could significantly harm our business.

If the third parties that we engage to manufacture product for our preclinical tests and clinical trials should cease to continue to do so for any reason, including due to the novel coronavirus or another outbreak, we likely would experience delays in advancing these clinical trials while we identify and qualify replacement suppliers, and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively. Any inability to obtain adequate supplies of ridinilazole for clinical trials may also impact Eurofarma’s ability to commercialize ridinilazole, if marketing approval is obtained, in the jurisdictions where Eurofarma holds commercialization rights. Under our license and commercialization agreement with Eurofarma, we have agreed to use commercially reasonable efforts to supply or cause to be supplied to Eurofarma sufficient commercial supply of ridinilazole.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability, and the ability of Eurofarma and any other future collaborator, to develop product candidates and commercialize any products that receive marketing approval on a timely and competitive basis.

We rely on third parties to conduct our clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such clinical trials.

We do not independently conduct clinical trials for our product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to perform this function. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities.

Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practice, or GCP, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity of data and confidentiality of clinical trial participants are protected. The EMA imposes similar requirements on us for products that are the subject of clinical trials in the European Union, including the United Kingdom.

We also are required to register ongoing clinical trials and post the results of completed clinical trials on a U.S. government-sponsored database, www.ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. In September 2016, the U.S. Department of Health and Human Services through the U.S. National Institutes of Health issued new regulations that expand the legal requirements for submitting registration and results information for clinical trials involving FDA-regulated drugs, biologics and medical devices. The new rules require sponsors, among other things, to post results of clinical trials for unapproved products, including unfavorable results in clinical trials for unapproved uses of approved products. The EMA has also adopted transparency requirements that apply to clinical trials conducted in the European Union (EMA Policy/0070 on the publication of clinical data for medicinal products for human use, effective as of January 1, 2015). The EMA will implement this policy on the publication of clinical data in two phases. Phase 1 concerns the publication of clinical reports submitted to the EMA as part of a marketing authorization application and through the centralized procedure. It entered into force on January 1, 2015, but publication by the EMA is currently suspended until further notice due to the relocation of the EMA to Amsterdam. Phase 2 concerns the publication of individual patient data. The EMA will implement this phase at a later stage. This publication requirement for clinical reports may force us to disclose know-how relating to the design of clinical trials for our product candidates, which may harm our interests by disclosing valuable know-how to our competitors, which may be used to develop competing products to our product candidates.

Furthermore, third parties that we rely on for our clinical development activities may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Our product development costs will increase if we experience delays in testing or obtaining marketing approvals.

We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

If we are not able to establish additional collaborations, we may have to alter our development and commercialization plans.

Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate further with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators and changes to the strategies of the combined company.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

If we fail to comply with our obligations in our funding arrangements with third parties, we could be required to repay the grant funding we have received or grant to these third parties rights under certain of our intellectual property.

We have received grant funding for some of our development programs from philanthropic, non-government and not for profit organizations and patient advocacy groups pursuant to agreements that impose development and commercialization diligence obligations on us. If we fail to comply with these obligations, in certain instances the applicable organization could require us to repay the grant funding we have received with interest or grant to the organization rights under certain of our intellectual property, which could materially adversely affect the value to us of product candidates covered by that intellectual property even if we are entitled to a share of any consideration received by such organization in connection with any subsequent development or commercialization of the product candidates.

Risks Related to our Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products, including our Discuva Platform. We seek to protect our proprietary position by filing patent applications in the United States, in Europe and in certain additional foreign jurisdictions related to our novel technologies and product candidates that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, if we license technology or product candidates from third parties in the future, these license agreements may not permit us to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering the licensed technology or product candidates. These agreements could also give our licensors the right to enforce the licensed patents without our involvement, or to decide not to enforce the patents at all. Therefore, in these circumstances, these patents and applications may not be prosecuted or enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents, narrow the scope of our patent protection or make enforcement more difficult or uncertain.

The laws of foreign countries may not protect our patent rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. In addition, for the foregoing reasons, we may not pursue or obtain patent protection in all major markets or may not obtain protection that enables us to prevent the entry of third parties into the market.

Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our U.S. patents or pending U.S. patent applications, or that we were the first to file for patent protection of such inventions outside the United States or, since March 16, 2013, within the United States.

Moreover, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or the USPTO, or become involved in opposition, derivation, reexamination, reissue, inter partes review, post grant review, interference proceedings or other patent office proceedings, court litigation or International Trade Commission proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation concerning our patent rights could reduce the scope of or prevent the enforceability of, or invalidate, our patent rights, allowing third parties to commercialize our technology or products, or equivalent or similar technology or products, and so to compete directly with us, without payment to us, or, where such proceedings involve third-party patents, result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened or narrowed by operation of any of the foregoing, such an event could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with adequate protection to prevent competitors from competing with us or otherwise to provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar, improved or alternative technologies or products in a non-infringing manner.

For example, although ridinilazole is protected by a U.S. composition of matter patent that recites hydrated forms of ridinilazole, and a method of treatment patent for Clostridioides difficile associated disease, patent protection is not available for composition-of-matter claims that only recite the active pharmaceutical ingredient for ridinilazole without limitation to its use. Because ridinilazole lacks composition-of-matter protection for its active pharmaceutical ingredient, competitors will, subject to obtaining marketing approval, be able to offer and sell products with the same active pharmaceutical ingredient so long as these competitors do not infringe any other issued patents that would otherwise cover the drug’s usage, methods of treatment using the drug, drug formulations, drug dosage forms and the like. Moreover, method-of-treatment patent claims are more difficult to enforce than composition-of-matter claims for reasons including off-label sale, potential divided infringement issues and use of the subject compound in non-infringing manners. Physicians are permitted to prescribe an approved product for uses that are not described in the product’s labeling. Although off-label prescriptions may infringe our method-of-treatment patents, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. Off-label sales would limit our ability to generate revenue from the sale of our product candidates, if approved for commercial sale. In addition, if a third party were able to design around our dosage-form and formulation patents and create a different formulation and dosage form that is not covered by our patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing its product.

In addition, other companies may attempt to circumvent any regulatory data protection or market exclusivity, such as orphan drug exclusivity in the United States, which we obtain under applicable legislation, which may require us to allocate significant resources to preventing such circumvention. Legal and regulatory developments in the European Union and elsewhere may also result in clinical trial data submitted as part of a marketing authorization application becoming publicly available. Such developments could enable other companies to use our clinical trial data to assist in their own product development and to obtain marketing authorizations in the European Union and in other jurisdictions. Such developments may also require us to allocate significant resources to prevent other companies from circumventing or violating our intellectual property rights. Our attempts to prevent third parties from circumventing our intellectual property and other rights may ultimately be unsuccessful. We may also fail to take the required actions or pay the necessary fees to maintain our patents.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Future changes in U.S. statutory or case law beyond our control could affect some or all of the foregoing possibilities. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. This could be the case even after giving effect to patent term extensions and data exclusivity provisions preventing third parties from relying on clinical trial data filed by us for regulatory approval in support of their own applications for such approval. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may become involved in lawsuits or other enforcement proceedings to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and potentially unsuccessful.

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property or that our patent and other intellectual property rights are invalid or unenforceable, including for anti-trust reasons. As a result, in a patent infringement proceeding, a court or administrative body may decide that a patent of ours is invalid or unenforceable, in whole or in part, or may construe the patent’s claims narrowly and so refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the competitor technology in question. Even if we are successful in a patent infringement action, the unsuccessful party may subsequently raise antitrust issues and bring a follow-on action thereon. Antitrust issues may also provide a bar to settlement or constrain the permissible settlement terms. Further, settlement agreements in the pharmaceutical sector are the subject of ongoing review by the antitrust authorities in the European Union.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies, including our Discuva Platform, without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, inter partes review, reexamination, reissue or post-grant review proceedings before the USPTO. The risks of being involved in such litigation and office proceedings may also increase as our product candidates approach commercialization, and as we gain greater visibility as a publicly traded company in the United States. Third parties may assert infringement claims against us based on existing or future intellectual property rights and so restrict our freedom to operate. Third parties may also seek injunctive relief against us, whereby they would attempt to prevent us from practicing our technologies altogether pending outcome of any litigation against us. We may not be aware of all such intellectual property rights potentially relating to our product candidates prior to their assertion against us. For example, while we have completed an in-depth freedom-to-operate search for ridinilazole, any freedom-to-operate search conducted may not have uncovered all relevant patents and pending patent applications, and there may be pending or future patent applications that, if issued, would block us from commercializing ridinilazole. Thus, we do not know with certainty whether ridinilazole or any other product candidate or our commercialization thereof, does not and will not infringe any third party’s intellectual property.

If we are found to infringe a third party’s intellectual property rights, or in order to avoid or settle litigation, we could be required to obtain a license to enable us to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies as are licensed to us, and could require us to make substantial payments. Absent a license, we could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties, or claims that we derived our inventions from another, could have a similar negative impact on our business.

We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary or otherwise confidential information or know-how of others in their work for us, we may be subject to claims that we or these employees have without authorization used or disclosed intellectual property, including trade secrets or other proprietary or confidential information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

In addition, while we typically require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us and agreeing to cooperate and assist us with securing and defending our intellectual property, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property litigation could cause us to spend substantial resources and could distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our shares of common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, costs and lost management time, as well as uncertainties resulting from the initiation and continuation of patent litigation or other proceedings, could have a material adverse effect on our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary and confidential information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. However, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets or that the agreements we have executed will provide adequate protection. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary or confidential information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets, particularly unpatented know-how, were to be obtained or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Regulatory Approval and Marketing of our Product Candidates

Even if we complete the necessary clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates, including ridinilazole, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us or our collaborators from commercializing the product candidate. We have not received approval to market ridinilazole or any other product candidate from regulatory authorities in any jurisdiction.

We have only limited experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates and expect to rely on third-party contract research organizations to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that ridinilazole or any of our other product candidates are not effective or only moderately effective, or have undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use.

The process of obtaining marketing approvals is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

Our failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed in these other jurisdictions, and any approval we are granted for our product candidates in the United States and Europe would not assure approval of our product candidates in other jurisdictions.

In order to market and sell ridinilazole and our other product candidates in foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements in those jurisdictions. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA or EMA approval. The regulatory approval process outside the United States and Europe generally includes all of the risks associated with obtaining FDA and EMA approval. In addition, some countries outside the United States and Europe require approval of the sales price of a drug before it can be marketed. In many countries, separate procedures must be followed to obtain reimbursement. We may not obtain marketing, pricing or reimbursement approvals outside the United States and Europe on a timely basis, if at all. Approval by the FDA or the EMA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States and Europe does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA or the EMA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. Marketing approvals in countries outside the United States and Europe do not ensure pricing approvals in those countries or in any other countries, and marketing approvals and pricing approvals do not ensure that reimbursement will be obtained.

Our ability to obtain and maintain conditional marketing authorizations in the European Union is limited to specific circumstances and subject to several conditions and obligations. A failure to renew any conditional approval that we obtain prior to full approval for the applicable indication would prevent us from continuing to market our products.

Conditional marketing authorizations based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under E.U. law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions. Even if we, or a third-party collaborator, obtain conditional approval for ridinilazole for the treatment of CDI, or any other product candidate, we or they may not be able to renew such conditional approval.

Even if we obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.

Even if marketing approval of a product candidate is granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation, including the requirement to implement a risk evaluation and mitigation strategy or to conduct costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. We and our collaborators must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, neither we nor our collaborators will be able to promote any products we develop for indications or uses for which they are not approved. In addition, manufacturers of approved products and those manufacturers’ facilities are required to ensure that quality control and manufacturing procedures conform to cGMP, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMP.

Accordingly, assuming we receive marketing approval for one or more of our product candidates, we and our contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Thus, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any product candidate for which we obtain marketing approval will be subject to strict enforcement of post-marketing requirements and we could be subject to substantial penalties, including withdrawal of our product from the market, if we fail to comply with all regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping.

The FDA and other federal and state agencies, including the Department of Justice, or DOJ, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of such requirements may lead to investigations alleging violations of the Food, Drug and Cosmetic Act and other statutes, including the False Claims Act and other federal and state health care fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:
•litigation involving patients taking our products;
•restrictions on such products, manufacturers or manufacturing processes;
•restrictions on the labeling or marketing of a product;
•restrictions on product distribution or use;
•requirements to conduct post-marketing studies or clinical trials;
•warning or untitled letters;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•damage to relationships with any potential collaborators;
•unfavorable press coverage and damage to our reputation;
•refusal to permit the import or export of our products;
•product seizure; or
•injunctions or the imposition of civil or criminal penalties.

Non-compliance by us or any future collaborator with regulatory requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with regulatory requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Non-compliance with E.U. requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

If a drug is intended for the treatment of a serious or life threatening condition and the drug demonstrates the potential to address unmet medical need for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has granted fast track designation for ridinilazole. However, a fast track designation does not ensure that ridinilazole will receive marketing approval or that approval will be granted within any particular timeframe. We may also seek fast track designation for other product candidates. Even if the FDA grants fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Priority review designation by the FDA may not lead to a faster regulatory review or approval process and, in any event, does not assure FDA approval of our product candidates.

If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. Because the FDA designated ridinilazole as a qualified infectious disease product, or QIDP, ridinilazole will receive priority review. We may also request priority review for other product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or thereafter.

Our relationships with customers, healthcare providers and professionals and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates, including ridinilazole, for which we obtain marketing approval. Our future arrangements with customers, healthcare providers and professionals and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, and are not limited to, the following:
•The federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federally funded healthcare programs such as Medicare and Medicaid. This statute has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others. Several other countries, including the United Kingdom, have enacted similar anti-kickback, fraud and abuse, and healthcare laws and regulations.
•The federal False Claims Act imposes civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The government and qui tam relators have brought False Claims Act actions against pharmaceutical companies on the theory that their practices have caused false claims to be submitted to the government. There is also a separate false claims provision imposing criminal penalties.
•The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
•HIPAA also imposes criminal liability for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.
•The federal Physician Sunshine Act requirements under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, referred to together as the Affordable Care Act, require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians and teaching hospitals, and physician ownership and investment interests in such manufacturers. Payments made to physicians and research institutions for clinical trials are included within the ambit of this law.
•Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Exclusion, suspension and debarment from government funded healthcare programs would significantly impact our ability to commercialize, sell or distribute any drug. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:
•an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% as of January 1, 2019) point-of-sale discounts off negotiated prices;
•extension of manufacturers’ Medicaid rebate liability;
•expansion of eligibility criteria for Medicaid programs;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•new requirements to report certain financial arrangements with physicians and teaching hospitals;
•a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2029 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to revise or replace elements of the ACA during the next Congressional session, whether in response to pending high court decisions or at its own initiative to amend or supplement the ACA. It is unclear how ongoing litigation and other efforts to amend the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

The costs of prescription pharmaceuticals has also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, the Trump administration’s budget proposal for fiscal year 2021 had included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. It remains unclear the extent which the Biden administration and the new session of Congress will seek new legislative and/or administrative measures to control drug costs.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent product labeling and post-marketing testing and other requirements.

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs.

We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act 2010, or Bribery Act, and other anti-corruption laws that apply in countries where we do business and may do business in the future. The FCPA, Bribery Act and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA or Bribery Act violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA, Bribery Act or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States and the United Kingdom, and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws.

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA, the Bribery Act or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA, the Bribery Act and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, the Bribery Act, other anti-corruption laws or Trade Control laws by U.S., U.K. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the principal members of our executive and scientific teams, including Robert W. Duggan, our Chief Executive Officer, Michael Donaldson, our Chief Financial Officer, and Dr. Mahkam Zanganeh, our Chief Operating Officer. Although we have formal employment agreements with some of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance on any of our executive officers. The unplanned loss of the services of any of these persons could materially impact the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel, including in the United States where we plan to continue to expand our physical presence, will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous biotechnology and pharmaceutical companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our employees may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA or Office of Inspector General regulations or similar regulations of comparable non-U.S. regulatory authorities, provide accurate information to the FDA or comparable non-U.S. regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Similar employee fraud or misconduct could occur with respect to reimbursement requests and other reports we are required to submit to BARDA. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation, or a request for the reimbursement of expenses that were not incurred, which could cause BARDA to terminate our contract with them. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Risks Related to Ownership of Our Common Stock

The prices of our shares of common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

The market prices of our shares of common stock on the Nasdaq Global Market may be volatile and fluctuate substantially. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, stockholders may not be able to sell their shares of common stock at or above the price at which they were purchased.

The market price for our shares of common stock may be influenced by many factors, including:
•the success of competitive products or technologies;
•results of clinical trials of ridinilazole and any other product candidate that we develop;
•results of clinical trials of product candidates of our competitors;
•changes or developments in laws or regulations applicable to ridinilazole and any other product candidates that we develop;
•our entry into, and the success of, any collaboration agreements with third parties;
•the operation of our contract with BARDA, and whether BARDA elects to pursue its remaining option work segment beyond the base period;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to any of our product candidates or clinical development programs;
•the results of our efforts to discover, develop, acquire or in-license additional product candidates, products or technologies;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in the structure of healthcare payment systems;
•market conditions in the biotechnology and pharmaceutical sectors;
•regulatory or legal developments in the United States and other countries;
•the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic, and government efforts to slow their spread;
•general economic, industry and market conditions;
•the trading volume of the shares on the Nasdaq Global Market; and
•the other factors described in this “Risk Factors” section.

Our shares of common stock do not trade on any exchange outside of the United States.

Our shares of common stock are listed only in the United States on The Nasdaq Global Market, and we have no plans to list our shares in any other jurisdiction. As a result, a holder of our shares of common stock outside of the United States may not be able to effect transactions in our shares as readily as the holder may if our shares were listed on an exchange in that holder’s home jurisdiction.

Substantial future sales of our shares of common stock in the public market, or the perception that these sales could occur, could cause the price of the shares to decline significantly, even if our business is doing well.

Sales of a substantial number of our shares of common stock in the public market could occur at any time. These sales, or the perception in the market that these sales could occur, could cause the market price of the shares to decline. Following the domestication, all of our outstanding shares of common stock were freely tradeable in the public market without restriction, unless held by our affiliates. Our principal stockholder and chief executive officer, Mr. Robert W. Duggan, holds a substantial number of shares. Mr. Duggan’s shares have been registered for resale pursuant to an effective registration statement on Form S-3. If he sells, or indicates an intention to sell, substantial amounts of shares in the public market, the trading price of our shares could decline.

Our principal stockholder and chief executive officer maintains the ability to control or significantly influence all matters submitted to stockholders for approval.

As of December 31, 2020, Mr. Duggan beneficially owned, in the aggregate, shares of common stock representing approximately 69.6% of our outstanding capital stock. Mr. Duggan is able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Mr. Duggan is able to control or influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. As a member of the board of directors, Mr. Duggan will adhere to the corporate governance standards adopted by the company.

As a “controlled company” under the listing requirements of the Nasdaq Stock Market, we have an exemption from certain corporate governance requirements, which could adversely affect our stockholders by denying them certain rights and protections.

Mr. Duggan owns more than a majority of the voting power of our outstanding shares of common stock. Under the Nasdaq Stock Market listing requirements, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company.” We have in the past, and we expect in the future, to rely on the “controlled company” exemptions under the Nasdaq Stock Market listing requirements. For example, in the past, a majority of the members of our board of directors were not independent directors, and our compensation and nominating and corporate governance committees did not consist entirely of independent directors. Accordingly, during the period we remain a controlled company and during any transition period following a time when we are no longer a controlled company, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Stock Market.

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our shares of common stock less attractive to investors.

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to be a smaller reporting company if we have a public float in excess of $250 million or have annual revenues in excess of $100 million and a public float in excess of $700 million, determined on an annual basis.

We expect to continue to take advantage of some or all of the exemptions available to us as a smaller reporting company. We cannot predict whether investors will find our shares of common stock less attractive if we rely on these exemptions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for the shares and the market price of the shares may be more volatile.

We incur increased costs as a result of operating as a company with shares of common stock that are publicly traded in the United States, and our management is required to devote substantial time to compliance initiatives.

As a company with shares of common stock that are publicly traded in the United States, and particularly after we are no longer a “smaller reporting company,” we have incurred and will continue to incur significant legal, accounting and other expenses that we did not previously incur. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

However, for as long as we remain a smaller reporting company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies as described in the preceding risk factor.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our shares of common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, as and when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares of common stock.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. As we are no longer an “emerging growth company” as of January 1, 2021, to achieve compliance with Section 404, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Our restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers and employees.

Our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to our company or our stockholders;
•any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or
•any action asserting a claim arising pursuant to any provision of our certificate of incorporation or bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine.

These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claims arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees. If a court were to find the either exclusive forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could materially adversely affect our business, financial condition and operating results.

Because we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for our stockholders.

We have never declared or paid cash dividends on our shares of common stock or on Summit Therapeutics plc’s ordinary shares. We currently intend to retain all of our future earnings to fund the development and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors. As a result, capital appreciation of our shares of common stock, if any, will be the sole source of gain for our stockholders for the foreseeable future.

If equity research analysts stop publishing research or reports about our business or if they issue unfavorable commentary or downgrade our shares of common stock, the price of the shares could decline.

The trading market for our shares of common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our shares of common stock could decline if one or more equity research analysts downgrades such securities or if analysts issue other unfavorable commentary about us or our business. In addition, if one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading prices and trading volumes of our shares of common stock to decline.

We are exposed to risks related to currency exchange rates.

We conduct a significant portion of our operations in the United Kingdom. Because our financial statements are presented in U.S. dollars, changes in currency exchange rates have had and could have a significant effect on our operating results when our operating results are translated into pounds sterling. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including the following: weakening of the U.S. dollar may increase the U.S. dollar cost of overseas research and development expenses and the cost of sourced product components outside the United Kingdom; strengthening of the U.S. dollar may decrease the value of our revenues denominated in other currencies; the exchange rates on non-dollar transactions and cash deposits can distort our financial results; and commercial pricing and profit margins are affected by currency fluctuations.

We have broad discretion in the use of our cash and cash equivalents and may not use them effectively.

Our management has broad discretion in the use of our cash and cash equivalents and could spend our cash in ways that do not improve our results of operations or enhance the value of our shares of common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the market price of our shares of common stock to decline and delay the development of our product candidates.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

On March 26, 2021, Summit Therapeutics Sub Inc. entered into a Sublease with MZA for premises consisting of 4,500 feet of space at 2882 Sand Hill Road, Menlo Park, CA (the “Sublease”). The Sublease runs until September 2022, with monthly rent payments to MZA of $57,960 in the first six months and $59,670 for the remainder of the term of the Sublease. The rent payable under the terms of the Sublease is equivalent to the proportionate share of the rent payable by MZA to the third party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied.

We maintain the following leased properties:

Type/Uses	Location	Size	Lease Expiry
Executive office	Oxfordshire, United Kingdom	6,781 square feet	February 2027
Executive office	Cambridge, Massachusetts	996 square feet	Rolling
Laboratory and office	Cambridge, United Kingdom	8,834 square feet	December 2021
Executive office	Menlo Park, California	4,500 square feet	September 2022

We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “SMMT” since September 21, 2020. Prior to that date, there was no public market for our common stock. Prior to the closing of the Redomiciliation Transaction, pursuant to which Summit Therapeutics plc became our wholly-owned subsidiary, Summit Therapeutics plc's American Depositary Shares, or ADSs, had traded on the Nasdaq Global Market under the symbol "SMMT" since March 2015. Each ADS represented five ordinary shares of Summit Therapeutics plc. In the Redomiciliation Transaction, five ordinary shares of Summit Therapeutics plc were exchanged for one share of our common stock. The ordinary shares of Summit Therapeutics plc previously traded on AIM, a market operated by the London Stock Exchange plc, or AIM, under the symbol “SUMM.” We canceled the admission of the ordinary shares to trading on AIM on February 24, 2020.

Holders of Record

As of March 24, 2021, there were approximately 361 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid cash dividends on our common stock or ordinary shares. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

On July 17, 2020, in connection with our incorporation, we issued an aggregate of 100 shares of our common stock to a nominee stockholder for $1.00. The shares were offered and issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the "Securities Act".

On September 18, 2020, we issued an aggregate of 67,231,903 shares of our common stock in exchange for the entire issued share capital of Summit Therapeutics plc in a transaction exempt from registration pursuant to Section 3(a)(10) of the Securities Act. No cash was paid for these shares.

On November 6, 2020, in connection with the closing of a private placement for an aggregate purchase price of $50 million in cash, we issued an aggregate of 14,970,060 shares of our common stock to three investors: our Chief Executive Officer Robert W. Duggan, the Mahkam Zanganeh Revocable Trust and Polar Capital Funds plc - Biotechnology Fund. The shares were sold to each of the foregoing investors at a price of $3.34 per share of common stock. The common stock was offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On March 24, 2021, Mr. Duggan entered into a Note Purchase Agreement pursuant to which he loaned the Company $55.0 million in exchange for the issuance by the Company of an unsecured promissory note (the “Note”) in the amount of $55.0 million. The Note accrues interest at a rate per annum equal to 150% of the applicable 10 Year US Treasury rate, as adjusted monthly. The rate is initially estimated to be approximately 2.4%. The Company may prepay any portion of the Note at its option without penalty. The Note will mature and become due upon the earlier of (i) the consummation of a registered public offering with net proceeds of no less than $55.0 million, or (ii) 13 months from the date of issuance of the Note. The Note was issued to Mr. Duggan in a private placement in reliance Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Company Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel antibiotics for serious infectious diseases. We are conducting a Phase 3 clinical program focused on the infectious disease C. difficile infection, or CDI. We are also seeking to expand our product candidate portfolio through the development of new mechanism, precision antibiotics using our proprietary Discuva Platform. Our lead CDI product candidate is ridinilazole (formerly SMT19969), an orally administered small molecule antibiotic.

To date, we have financed our operations primarily through issuances of our common stock (and before the Redomiciliation Transaction issuances of Summit Therapeutics plc’s ordinary shares and American Depositary Shares, or ADSs), payments to us under our license and commercialization agreement with Eurofarma Laboratórios SA, or Eurofarma, payments to us under our now-terminated license and collaboration agreement with Sarepta, and development funding and other assistance from government entities, philanthropic, non-government and not for profit organizations and patient advocacy groups for our product candidates. In particular, we have received funding from BARDA, CARB-X, Innovate UK, Wellcome Trust and a number of not for profit organizations.

We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed the development of any drugs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, due to the nature and timing of our research and development activities. We anticipate that our expenses will increase substantially in connection with conducting clinical trials for our lead product candidate, ridinilazole (formerly SMT19969), for the treatment of patients with CDI and seeking marketing approval for ridinilazole in the United States, as well as other geographies. In addition, if we obtain marketing approval of ridinilazole in the United States or other jurisdictions where we retain commercial rights, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses.

Key Components of our Results of Operations
Revenue

Revenue consists of amounts received from the license and commercialization agreement with Eurofarma. Prior periods also include amounts received from the license and collaboration agreement with Sarepta, which was terminated in August 2019, and a research collaboration agreement with F. Hoffmann-La Roche Ltd, which ended in February 2018. We have not generated any revenue from product sales.

Under the terms of the agreement with Eurofarma, we received an upfront payment of $2.5 million in December 2017. We are eligible to receive additional development milestones upon the achievement of staged patient enrollment targets in our ongoing Phase 3 clinical trials of ridinilazole. In February 2020, we achieved the first of these enrollment targets and triggered a milestone payment of $1.0 million from Eurofarma, and we are eligible to receive up to an additional $2.75 million in development milestones upon the achievement of additional enrollment targets. We are also eligible to receive up to an additional $21.4 million through other development milestones, commercial milestones, and one-time sales milestones based on cumulative net sales up to $100.0 million in the territory where Eurofarma has commercialization rights. Further, the agreement provides for product supply transfer payments expected to provide a return equivalent of a high single digit to low double-digit percentage of net sales. For each incremental $100.0 million in cumulative net sales achieved, we are entitled to a further milestone payment which, when combined with the aforementioned product supply transfer payments, is expected to provide a return equivalent to a mid- to high-teens percentage of net sales in the territories where we have granted Eurofarma commercialization rights.

Under the terms of the agreement with Sarepta, we received an upfront payment of $40.0 million and a development milestone payment of $22.0 million, which was payable after the first dosing of the last patient in PhaseOut DMD, our Phase 2 clinical trial of ezutromid. We also agreed to collaborate with Sarepta on the research and development of our utrophin modulators, or the licensed products, pursuant to a joint development plan. Until December 31, 2017, we were solely responsible for all research and development costs for the licensed products in the licensed territory, and thereafter we were responsible for 55.0% and Sarepta was responsible for 45.0% of such costs.

In June 2018, we announced the discontinuation of the development of ezutromid after PhaseOut DMD did not meet its primary or secondary endpoints. As a result, we updated the development period over which the revenues were recognized and deemed it to have concluded in June 2018 in line with when the development of ezutromid was discontinued. This resulted in all revenues relating to the Sarepta agreement that were previously deferred in the balance sheet being recognized in full. We continued to receive cost share income for wind-down activities in relation to PhaseOut DMD and our earlier-stage utrophin modulation development activities up until the agreement was terminated in August 2019.

Other Operating Income

Other operating income includes income received and recognized from grants and clinical trial support from government entities, philanthropic, non-government and not for profit organizations and patient advocacy groups. Specifically, the BARDA contract provides for a cost-sharing arrangement under which BARDA funds a specified portion of estimated costs for specified activities related to the continued clinical and regulatory development of ridinilazole for the treatment of CDI. We also have received grant income from a funding arrangement with CARB-X for our gonorrhea program, however, work on this program has since ceased as the series of antibiotics was determined not to have suitable qualities for further development.

Other operating income also includes benefit from two U.K. research and development tax credit cash rebate regimes: Small and Medium Enterprise, or SME, Program and the Research and Development Expenditure Credit, or RDEC, Program. Qualifying expenditures largely comprise employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which we do not receive commercial or other funding income. Under both schemes, the Company receives cash rebate payments ranging from 9.7% to 33.4% of eligible research and development expenditure, these payments are not dependent on the Company’s pre-tax net income levels.

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
•laboratory and vendor expenses incurred in relation to our preclinical and non-clinical studies;
•costs incurred in supply chain development and scale up activities to support product registration;
•employee related expenses, which include salary, benefits and stock-based compensation, for our research and development staff; and
•facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

We utilize our employee and infrastructure resources across multiple research projects. We track expenses related to our clinical programs and certain preclinical programs on a per project basis. We expect our research and development expenses to continue to increase as compared to prior periods as we continue to enroll our Phase 3 clinical trials of ridinilazole for the treatment of CDI, continue our early-stage research programs for the treatment of Enterobacteriaceae infections, and continue our activities and initiate preclinical programs for future product candidates, including under our Discuva Platform. The timing and amount of these expenses will depend upon the outcome of our clinical trials and the associated costs. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.

The table below summarizes our research and development expenses by category. Our CDI program expenses, antibiotic pipeline development activities and DMD program expenses include costs paid to contract research organizations, manufacturing costs for our clinical trials and laboratory testing costs and research related expenses. Other research and development costs include staff and travel costs (including those of our internal CDI, antibiotic development and DMD teams), research and development related legal costs, patent registration fees, an allocation of facility-related costs and other non-core program related expenses.

	Year ended	Eleven months ended	Year ended
	December 31,	December 31,	January 31,
	2020	2019	2019
CDI program	$37,485	$26,731	$23,784
Antibiotic pipeline research and development costs	1,765	3,213	2,546
DMD program	11	320	12,631
Other research and development costs	14,013	9,545	13,042
Total	$53,274	$39,809	$52,003

From inception to December 31, 2020, our total CDI program expenses were $118.5 million, our total antibiotic pipeline research and development expenses were $7.5 million and our total DMD program expenses were $69.8 million. We no longer expect to incur future costs related to the DMD program with the close-out activities related to ezutromid complete and the research collaboration with the University of Oxford terminated.

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

A change in the outcome of any of these variables with respect to the development of ridinilazole or any other product candidate that we may develop could result in a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or another regulatory authority were to require us to conduct clinical trials or other testing beyond those that we currently contemplate for the completion of clinical development of ridinilazole or any other product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional resources and time on the completion of clinical development of that product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits related to our executive, finance, business development, human resources and other support functions. Other general and administrative expenses include stock-based compensation expenses, market research costs, facility-related costs, consulting costs and expenses associated with the requirements of being a publicly traded company in the United States, including insurance, legal, audit and taxation services fees.

We anticipate that our general and administrative expenses will continue to increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates. We also anticipate continued accounting, audit, regulatory, compliance, insurance and investor and public relations expenses associated with being a publicly traded company in the United States. Prior to the Redomiciliation Transaction, our American Depositary Shares, or ADSs, had traded on the Nasdaq Global Market and, until we canceled the admission on February 24, 2020, our ordinary shares had traded on AIM in the United Kingdom. Our common stock is currently traded on the Nasdaq Global Market, and therefore, we only anticipate incurring future expenses associated with being a listed public company in the United States.

Taxation

As a U.S. tax resident trading entity we are subject to U.S. corporate taxation. Prior to the Redomiciliation Transaction we were a U.K. resident trading entity and were subject to U.K. corporate taxation on group-wide taxable income. Our U.K. resident trading subsidiaries are still individually subject to U.K. corporate taxation. Due to the nature of our business, we have generated losses since inception. We have recorded a full valuation allowance against the deferred tax assets with respect to these tax losses in excess of our deferred tax liabilities because we do not consider it probable that there will be suitable taxable profits in the foreseeable future based on the evidence available against which to offset these losses.

Jumpstart Our Business Startups Act of 2012

As of January 1, 2021, we are no longer an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act. Formerly, as an emerging growth company, we were able to take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•an exemption from compliance with the auditor attestation requirement on the effectiveness of our internal controls over financial reporting;
•an exemption from compliance with any requirement that the Public Company Accounting Oversight Board may adopt regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•reduced disclosure about our executive compensation arrangements; and
•exemptions from the requirements to obtain a non-binding advisory vote on executive compensation or a shareholder approval of any golden parachute arrangements.

The last day of the fiscal year following the fifth anniversary of our initial public offering in March 2015 was December 31, 2020, hence we have ceased to be an emerging growth company. Accordingly, from January 1, 2021, we will no longer benefit from the above provisions.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We had irrevocably elected not to avail ourselves of delayed adoption of new or revised accounting standards and, therefore, we will continue to be subject to the same requirements to adopt new or revised accounting standards as other public companies that are not emerging growth companies.

Business Impact of COVID-19 Pandemic

In December 2019, an outbreak of respiratory illness caused by a novel coronavirus, commonly referred to as COVID-19, began in Wuhan, China and has now spread worldwide. On March 11, 2020, the World Health Organization declared the outbreak a global pandemic and public health emergency, and on March 13, 2020, the President of the United States declared the virus as a national emergency. In addition to those who have been directly affected, millions more have been affected by government efforts in the United States, the United Kingdom, the European Union and around the world to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny and other measures. The pandemic and measures taken in response by governments, private industry, individuals and others have also had significant direct and indirect adverse impacts on businesses and commerce as supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services has spiked, while demand for other goods and services has decreased significantly.

The COVID-19 pandemic and measures taken to contain it have affected our business and operations in several ways. These include, but are not limited to, the following:

•A substantial portion of our employees are remote working and expect to continue working remotely for the foreseeable future. We have been unable to undertake certain activities directly at the same level as prior to the pandemic, including clinical trial visits and investigator meetings, with such activities being done remotely where possible. We have been relying on remote means of working and communication both internally and externally. We are continuing to monitor and support the health and well-being of our employees and their productivity as remote working continues.

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

•As a result of the slower pace of patient enrollment, our clinical supplies of ridinilazole and vancomycin manufactured for our Phase 3 clinical trials may not be utilized prior to their expiration and may need to be replaced. While we do not currently anticipate significant interruptions in our clinical supply chain, quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture and deliver additional clinical supplies, which could cause the results from our clinical trials to be delayed even further and may increase the costs of our clinical trials.

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

Results of Operations

Comparison of the Year Ended December 31, 2020, to the Eleven Months Ended December 31, 2019

Following the change in the Company's fiscal year end from January 31 to December 31, effective December 31, 2019, the following table summarizes the results of our operations for the year ended December 31, 2020, and the eleven months ended December 31, 2019, together with the changes to those items:

	Period ended		Change 2020 vs. 2019
	December 31, 2020	December 31, 2019	Increase/(Decrease)
	(in thousands, except percentages)
Revenue	$860	$743	$117	15.7%
Operating expenses:
Research and development	53,274	39,809	13,465	(33.8)
General and administrative	19,232	11,279	7,953	(70.5)
Impairment of goodwill and intangible assets	859	—	859	100.0
Total operating expenses	73,365	51,088	22,277	43.6
Other operating income	19,312	22,872	(3,560)	(15.6)
Loss from operations	(53,193)	(27,473)	(25,720)	93.6
Other income (expense), net	283	(1,618)	1,901	117.5
Loss before income tax	(52,910)	(29,091)	(23,819)	81.9
Benefit (charge) from income taxes	213	(36)	249	(691.7)
Net loss	$(52,697)	$(29,127)	$(23,570)	80.9%

Revenue
Revenue was $0.9 million for the year ended December 31, 2020, compared to $0.7 million for the eleven months ended December 31, 2019.

The Company recognized revenue of $0.9 million during the year ended December 31, 2020 and $0.6 million during the eleven months ended December 31, 2019, relating to the receipt of a $2.5 million upfront payment and a $1.0 million enrollment milestone payment in respect of the license and commercialization agreement signed with Eurofarma in December 2017.

Revenues in the period ended December 31, 2019, also included $0.1 million relating to the Company’s license and collaboration agreement with Sarepta which was terminated, effective August 2019, following the Company’s decision to discontinue development of ezutromid in June 2018 and has no material ongoing obligations for either party.

Other Operating Income
Other operating income was $19.3 million for the year ended December 31, 2020, as compared to $22.9 million for the eleven months ended December 31, 2019. Other operating income for these periods primarily related to the Company's funding contract with BARDA for the development of ridinilazole for the treatment of CDI. Specifically, the Company recognized other operating income of $9.5 million during the year ended December 31, 2020, as compared to $16.6 million during the eleven months ended December 31, 2019, from the BARDA contract. This decrease of $7.1 million is due to reaching the funding limit on certain work segments of the contract. This decrease is partially offset by an increase in U.K. Research and Development Expenditure Credits as research and development expenses not funded by third parties may be eligible for these credits, see below for details.

The Company also recognized other operating income of $0.5 million during the year ended December 31, 2020, as compared to $0.8 million during the eleven months ended December 31, 2019, related to the Company's funding arrangements with CARB-X for its gonorrhea program. With the Company's decision not to advance the DDS-01 series of antibiotics and to cease work on the gonorrhea program, it is expected CARB-X will cover its remaining share of the work that has been funded under the award.

In addition, $9.4 million was recognized in respect of U.K. Research and Development Expenditure Credits for the year ended December 31, 2020 as compared to $5.5 million for the eleven months ended December 31, 2019. This increase of $3.9 million is due primarily to additional research and development expenses incurred during the year ended December 31, 2020 that were not funded by third parties.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $13.5 million to $53.3 million for the year ended December 31, 2020 from $39.8 million for the eleven months ended December 31, 2019. There was increased expenditure related to the Company's CDI program and the research and development related staffing and facilities costs, offset by decreased expenditure related to antibiotic pipeline research and development activities and the discontinued DMD program. This net increase is also due, in part, to the comparison of a twelve month period to an eleven month period. When comparing these results with the year ended December 31, 2019 rather than the eleven month period, research and development costs would have increased by $10.0 million.

Expenses in connection with the CDI program increased by $10.8 million to $37.5 million for the year ended December 31, 2020, from $26.7 million for the eleven months ended December 31, 2019. This increase primarily related to clinical and manufacturing activities related to the Phase 3 clinical trials of ridinilazole that commenced in February 2019.

Investment in the Company's antibiotic pipeline development activities decreased by $1.4 million to $1.8 million for the year ended December 31, 2020, compared to $3.2 million for the eleven months ended December 31, 2019. This decrease primarily related to the decision not to advance the DDS-01 series of antibiotics and to cease work on the gonorrhea program.

Expenses related to the DMD program decreased by $0.3 million to $nil for the year ended December 31, 2020, from $0.3 million for the eleven months ended December 31, 2019. This was driven by the decision to discontinue development of ezutromid in June 2018 as well as ending all the next and future generation utrophin modulation research activities.

Other research and development expenses increased by $4.4 million to $14.0 million during the year ended December 31, 2020, as compared to $9.6 million during the eleven months ended December 31, 2019. This was primarily due to an increase in supporting staff and facilities costs related to the CDI program.

General and Administrative Expenses
General and administrative expenses increased by $7.9 million to $19.2 million for the year ended December 31, 2020, from $11.3 million for the eleven months ended December 31, 2019. This increase is primarily due to additional legal and professional fees incurred in connection with the Redomiciliation Transaction, increased support staff related costs and commercial preparatory activities, such as market research. This net increase is also due, in part, to the comparison of a twelve month period to an eleven month period. When comparing these results with the year ended December 31, 2019 rather than the eleven month period, general and administrative would have increased by $7.1 million.

Impairment of Intangible Assets
During the year ended December 31, 2020, the Company identified an impairment related to our option over non-financial asset pursuant to an Evaluation and Option Agreement with a collaboration partner. The partner is no longer conducting antibiotic candidate programs over which the Company had the option, management therefore determined that the fair value of our option to acquire the assignment of the proprietary rights for antibiotic candidates is $nil. Accordingly, the asset was written off in its entirety resulting in an impairment charge of $0.9 million.

Other income (expense), net

Other income, net was $0.3 million for the year ended December 31, 2020, compared to other expense, net of $1.6 million for the eleven months ended December 31, 2019. This net movement was primarily due to a net positive movement in foreign currency gains (losses) of $1.4 million and a gain of $0.5 million for a revaluation recorded during the year ended December 31, 2020 in relation to the assumed contingent liabilities for potential payments to certain employees, former employees and former directors of Discuva Limited, based on specified development and clinical milestones related to proprietary product candidates developed under the Discuva Platform. Other interest expense remained consistent.

Benefit (charge) from income tax

The income tax benefit for the year ended December 31, 2020, was $0.2 million as compared to a charge of $0.04 million for the eleven months ended December 31, 2019. These amounts relate to the Company's U.S. corporate taxation due in relation to the U.S. tax resident trading entity. The Company has recorded a full valuation allowance against the deferred tax assets in excess of our deferred tax liabilities, as the deferred tax liability represents future reversals of existing taxable temporary differences.

Comparison of Eleven Months Ended December 31, 2019 and Year Ended January 31, 2019
The following table summarizes the results of our operations for the eleven months ended December 31, 2019 and year ended January 31, 2019, together with the changes to those items:

	Period ended		Change December 2019 vs. January 2019
	December 31, 2019	January 31, 2019	Increase/(Decrease)
	(in thousands, except percentages)
Revenue	$743	$57,088	$(56,345)	(98.7)%
Operating expenses:
Research and development	39,809	52,003	(12,194)	23.4%
General and administrative	11,279	17,014	(5,735)	33.7%
Impairment of goodwill and intangible assets	—	5,290	(5,290)	100.0%
Total operating expenses	51,088	74,307	(23,219)	(31.2)%
Other operating income	22,872	22,608	264	1.2%
(Loss) income from operations	(27,473)	5,389	(79,300)	1,471.5%
Other (expense) income, net	(1,618)	3,694	(5,312)	143.8%
(Loss) income before income tax	(29,091)	9,083	(84,612)	931.5%
(Charge) benefit from income taxes	(36)	1,786	(1,822)	(102.0)%
Net (loss) income	$(29,127)	$10,869	$(86,434)	795.2%

Revenue

Revenue was $0.7 million for the eleven months ended December 31, 2019, compared to $57.1 million for the year ended January 31, 2019.
The Company recognized $0.6 million of revenue during the eleven months ended December 31, 2019, relating to the receipt of a $2.5 million upfront payment in respect of the license and commercialization agreement signed with Eurofarma in December 2017.

Revenues in the period ended January 31, 2019, related primarily to the Company’s license and collaboration agreement with Sarepta following the recognition of all remaining deferred revenue related to the Sarepta agreement following the Company’s decision to discontinue development of ezutromid in June 2018. This recognition of deferred revenues did not impact the Company's cash flows. The agreement with Sarepta was terminated, effective August 2019, with no material ongoing obligations for either party.

Other Operating Income

Other operating income was $22.9 million for the eleven months ended December 31, 2019, as compared to $22.6 million for the year ended January 31, 2019. Other operating income for these periods primarily was related to the Company's funding contract with BARDA for the development of ridinilazole for the treatment of CDI. Specifically, the Company recognized other operating income of $16.6 million during the eleven months ended December 31, 2019, as compared to $17.4 million during the year ended January 31, 2019, from the BARDA contract.

The Company also recognized other operating income of $0.8 million during the eleven months ended December 31, 2019, related to the Company's funding arrangements with CARB-X for its gonorrhea program.

In addition, $5.5 million was recognized in respect of U.K. Research and Development Expenditure Credits for the eleven months ended December 31, 2019 as compared to $2.9 million for the year ended January 31, 2019. This increase of $2.6 million is due to the use of some of the R&D tax credit for the year ended January 31, 2019 to offset taxable income.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $12.2 million to $39.8 million for the eleven months ended December 31, 2019, from $52.0 million for the year ended January 31, 2019. This decrease was primarily caused by the discontinuation of the

DMD program and related research and development staffing and facilities costs. This decrease is also due to the comparison of an eleven month period to a twelve month period. When comparing the year ended December 31, 2019 rather than the eleven month period, research and development costs would have decreased by $10.0 million.

Expenses related to the DMD program decreased by $12.3 million to $0.3 million for the eleven months ended December 31, 2019, from $12.6 million for the year ended January 31, 2019. This was driven by the decision to discontinue development of ezutromid in June 2018 as well as ending all the next and future generation utrophin modulation research activities.

Investment in expenses in connection with the CDI program increased by $2.9 million to $26.7 million for the eleven months ended December 31, 2019, from $23.8 million for the year ended January 31, 2019. This increase primarily related to clinical and manufacturing activities related to the Phase 3 clinical trials of ridinilazole that commenced in February 2019.

Investment in the Company's antibiotic pipeline development activities was $3.2 million for the eleven months ended December 31, 2019, compared to $2.5 million for the year ended January 31, 2019. This increase primarily related to research activities in relation to the DDS-01 and DDS-04 programs for gonorrhea and Enterobacteriaceae infections.

Other research and development expenses decreased by $3.5 million to $9.5 million during the eleven months ended December 31, 2019, as compared to $13.0 million during the year ended January 31, 2019. This was due to a decrease in staff and facilities costs related to the DMD program, a non-cash charge related to the acceleration of stock-based payment expenses resulting from the surrender of share option awards and a non-cash charge for amortization of our proprietary Discuva Platform in the prior period.

General and Administrative Expenses

General and administrative expenses decreased by $3.8 million to $12.6 million for the eleven months ended December 31, 2019, from $16.4 million for the year ended January 31, 2019. The higher expenses in the year ended January 31, 2019 were primarily due to a non-cash charge for the acceleration of stock-based payment expenses resulting from the surrender of share option awards and a loss on recognition of contingent consideration payable relating to the acquisition of Discuva Limited.

Impairment of Goodwill and Intangible Assets

As a result of discontinuing the development of ezutromid, the Company recognized a full impairment charge during the year ended January 31, 2019, of $5.3 million relating to the utrophin program intangible asset and goodwill associated with the acquisition of MuOx Limited.

Other income (expense), net

Other expense, net was $1.6 million for the eleven months ended December 31, 2019, compared to other income, net of $3.7 million for the year ended January 31, 2019. This net movement was primarily due to a net negative movement in foreign currency gains (losses) of $1.9 million and a revaluation of $3.7 million recognized during the year ended January 31, 2019 in relation to the Company's financial liabilities on funding arrangements relating to DMD-related U.S. not for profit organizations following the discontinuation of the development of ezutromid in June 2018.

Benefit (charge) from income taxes

The income tax charge for the eleven months ended December 31, 2019, was less than $0.1 million as compared to a benefit of $1.8 million for the year ended January 31, 2019. This movement primarily relates to the recognition of available carried forward group tax losses. The Company has recorded a full valuation allowance against the deferred tax assets in excess of our deferred tax liabilities, as the deferred tax liability represents future reversals of existing taxable temporary differences.

Liquidity and Capital Resources

Sources of liquidity

To date, we have financed our operations primarily through issuances of our common stock (and before the Redomiciliation Transaction issuances of Summit Therapeutics plc’s ordinary shares and American Depositary Shares, or ADSs), payments to us under our former license and collaboration agreement with Sarepta and our license and commercialization agreement with Eurofarma and development funding and other assistance from government entities, philanthropic, non-government and not for profit organizations and patient advocacy groups for our product candidates. In particular, we have received funding from BARDA, CARB-X, Innovate UK, Wellcome Trust and a number of not for profit organizations.

In March 2018, we received net proceeds of $19.8 million from the issuance and sale of 1,666,667 shares of common stock to investors in Europe. In January 2019, we received net proceeds of $24.4 million from the issuance and sale of 15,625,000 shares of common stock to a single investor, Mr. Robert W. Duggan. In December 2019, we received net proceeds of $49.1 million from the issuance and sale of 35,075,690 shares of common stock to three existing investors. As part of the equity placing, the participating investors were granted warrants with the right to subscribe for 5,261,353 new shares of common stock at an exercise price of $1.58 per share. On November 6, 2020, we received net proceeds of $50.0 million from the issuance and sale of 14,970,060 shares of common stock to three existing investors. Following the issuance of an unsecured promissory note on March 24, 2021, we received net proceeds of $55.0 million.

Funding requirements

Since our inception, we have incurred significant operating losses. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase in connection with conducting clinical trials for our lead product candidate, ridinilazole, for the treatment of CDI, conducting preclinical research and development activities and seeking marketing approval for ridinilazole in the United States as well as other geographies where we retain commercialization rights. In addition, our expenses will increase if and as we:

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

As of December 31, 2020, we had cash and cash equivalents of $66.4 million. We believe that the proceeds of $55 million received in March 2021 from Mr. Robert W. Duggan, our Executive Chairman and Chief Executive Officer and primary stockholder in exchange for the issuance of an unsecured promissory note combined with our existing cash resources, funding agreements and research and development tax credits receivable, will be sufficient to enable us to fund our current operating plans until the second quarter of 2022. While these capital resources have allowed us to conduct our two Phase 3 clinical trials of ridinilazole, we do not expect to be able to complete all activities associated with these trials without additional capital. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

On March 25, 2021, the Company’s Board of Directors approved a rights offering available to all holders of record of the Company’s common stock, as of the close of business on April 9, 2021. Assuming the rights offering is fully subscribed, the Company will receive gross proceeds of up to $75.0 million, less expenses related to the rights offering.

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
•the rate of the expansion of our physical presence; and
•the extent to which we change our physical presence.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of some, or all, of the following: equity and debt offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations and patient advocacy groups, and marketing, distribution or licensing arrangements. We do not have any committed external source of funds other than amounts we may receive from BARDA and Eurofarma under our arrangements with them and our research and development tax credits receivable. As a result, we will need additional capital to fund our operations. Additional capital, when needed, may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table summarizes the results of our cash flows for the year ended December 31, 2020, the eleven months ended December 31, 2019 and the year ended January 31, 2019.

	Year ended December 31, 2020	Eleven months ended December 31, 2019	Year ended January 31, 2019

Net cash used in operating activities	$(48,111)	$(20,757)	$(35,106)
Net cash used in investing activities	(421)	(341)	(331)
Net cash provided by financing activities	50,551	49,505	44,510

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020, was $48.1 million, consisting primarily of operating costs of $70.1 million, offset by $16.9 million received from licensing agreements and funding arrangements, $5.0 million U.K. research and development tax credits received and a net taxation refund received of $0.1 million. Net loss of $52.7 million for the year ended December 31, 2020 included net $4.6 million of non-cash items. Significant non-cash items include stock-based compensation expense of $1.8 million, depreciation and amortization expense of $2.0 million and an impairment charge of $0.9 million relating to our option over non-financial asset. The significant items in the change in operating assets that impacted our use of cash in operations was an increase in deferred revenue and income of $5.4 million and an increase in research and development tax credit receivable of $4.4 million.

Net cash used in operating activities for the eleven months ended December 31, 2019, was $20.8 million, consisting primarily of a net loss of $29.1 million adjusted for non-cash items including stock-based compensation expense and deferred income taxes of $1.4 million, depreciation and amortization expense of $1.6 million, and a net decrease in operating assets and liabilities of $5.2 million. The significant items in the change in operating assets that impacted our use of cash in operations was a decrease in accounts receivable of $5.4 million.

Net cash used in operating activities for the year ended January 31, 2019, was $35.3 million consisting primarily of net income of $10.9 million adjusted for non-cash items including stock-based compensation expense and impairment of goodwill of $7.9 million, depreciation and amortization expense of $2.0 million, an impairment charge of $5.3 million and a net decrease in operating assets and liabilities of $55.0 million. The significant items in the change in operating assets that impacted our use of cash in operations was a decrease in deferred revenue and income of $49.0 million due to the recognition of all revenue from Sarepta due to the decision to terminate the DMD project in June 2019, as well as increases of $2.5 million and $2.2 million, respectively, on both accounts receivable and current taxes receivable.

Investing Activities

Net cash outflow in investing activities for the year ended December 31, 2020, was $0.4 million which represents amounts paid to acquire property and equipment.

Net cash outflow in investing activities for the eleven months ended December 31, 2019, was $0.3 million which represents amounts paid to acquire property and equipment and intangible assets.

Net cash outflow from investing activities for the year ended January 31, 2019, was $0.3 million which represents $0.2 million contingent consideration paid in connection with the acquisition of Discuva Limited and $0.1 million paid to acquire property and equipment and intangible assets.

Financing Activities

Net cash inflow from financing activities for the year ended December 31, 2020, was $50.6 million. This includes $50.0 million of net proceeds received following the issuance and sale in a private placement of shares of common stock in November 2020, and $0.6 million received following the exercise of RSUs and share options.

Net cash inflow from financing activities for the eleven months ended December 31, 2019, was $49.1 million, which represents the net proceeds received following our equity placing of ordinary shares on the AIM market of the London Stock Exchange in December 2019.

Net cash generated from financing activities for the year ended January 31, 2019, was $44.5 million. This includes $20.0 million of net proceeds received following our equity placing of ordinary shares on the AIM market of the London Stock Exchange in March 2018, $24.4 million of net proceeds received following our private placement of ADSs in the United States in January 2019, and $0.1 million received following the exercise of RSUs and share options.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2020.

	Payment due by period
	Total	Less that 1 year	Between 1 and 3 years	Between 3 and 5 years	More that 5 years
	(in thousands)
Operating lease obligations	$477	$401	$76	$—	$—

The preceding table excludes contingent payment obligations which primarily consist of commitments under our agreements with the Wellcome Trust, the University College London and certain employees, former employees and former directors of Discuva, pursuant to which we will be required to pay royalties or make milestone payments. As of December 31, 2020, we were unable to estimate the amount, timing or likelihood of achieving the milestones or making future product sales that these contingent payment obligations relate to. For additional information regarding these agreements, see “Business—Our Collaborations and Funding Arrangements” in this Annual Report on Form 10-K.

Additionally, we enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore are cancellable contracts and not included in the table of contractual obligations and commitments.

Off‑Balance Sheet Arrangements

Other than the contractual obligations and commitments described above, we did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses, income taxes, and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 3 to our consolidated financial statements appearing elsewhere in this Report, we believe the following accounting policies to be most critical to understanding the judgments and estimates used by management in the preparation of our financial statements.

Other operating income

The Company generates income from government contracts that reimburse the Company for certain allowable costs for funded projects. For contracts with government agencies, when the Company has concluded that it is the principal in conducting the research and development activities, and where the funding arrangement is considered central to the Company’s ongoing operations, the funding is classified as other operating income, rather than as a reduction of research and development expenses. This funding income is not recorded as revenue as the Company's primary business activity is not to do research and development on behalf of government bodies, but rather to ultimately produce and sell pharmaceutical products commercially.

Income from government grants is recognized in the consolidated statement of operations and comprehensive income (loss) as the qualifying expenses related to the contracts are incurred, provided that there is reasonable assurance of recoverability and to the extent the conditions of the grant are met. If the government agency approves the project proposed by the Company, the government agency funds the project upon receipt of the support for the costs incurred up to the contract limit. Amounts received from these sources are recorded either as deferred income or recognized as accrued income (a component of other current assets) in the consolidated balance sheets, as appropriate depending on timing of receipts. The related costs incurred by the Company are included in research and development expenses in the Company’s consolidated statements of operations and comprehensive (loss) income.

Credits related to the two U.K. research and development tax credit cash rebate regimes (SME Program and RDEC), received in respect of qualifying expenditure are recorded as other operating income in the consolidated statements of operations and other comprehensive (loss) income.

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including personnel expenses, stock-based compensation expense, allocated facility-related and depreciation expenses, third-party license fees and external costs of outside vendors engaged to conduct preclinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials. Non - refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered. Milestone and other payments made to third-parties with respect to in-process research and development, in accordance with the Company’s license, acquisition and other similar agreements are expensed when determined to be probable and estimable.
The Company has entered into various research and development contracts with other companies. These agreements are generally cancellable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research and development costs or prepaid expenses where the payments made exceeds the estimated costs. When evaluating the adequacy of these balances, the Company analyzes progress of the studies, including the estimated costs to complete each study or activity, the estimation of the current stage of completion and the invoices received, as well as predetermined milestones which are not reflective of the current stage of development for prepaid expenses. Actual results could differ from the Company’s estimates. In all cases, the full cost of each study or activity is expensed by the time the final report or where applicable, product, has been received. The Company’s historical estimates have not been materially different from the actual costs.
Income Taxes
The provision for income taxes is determined using the asset and liability approach. Tax laws may require items to be included in tax filings at different times than the items are reflected in the financial statements. A current asset or liability is recognized for the estimated taxes receivable or payable for the current year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes are initially recognized at enacted tax rates in force at the time of initial recognition and are subsequently adjusted for any enacted changes in tax rates and tax laws. Subsequent changes to deferred taxes originally recognized in equity are recognized in income. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company has recorded a full valuation allowance against the deferred tax assets in excess of our deferred tax liabilities, as the deferred tax liability represents future reversals of existing taxable temporary differences. These deferred tax balances both arise in the U.K. tax jurisdiction, accordingly these are offset in the consolidated balance sheet. We record interest and penalties related to income tax matters as part of income tax expense.

Assumed Contingent Liabilities

As part of the acquisition of Discuva Limited in December 2017, the Company assumed certain contingent liabilities as certain employees, former employees and former directors of Discuva Limited are eligible for payments from Discuva Limited based on specified development and clinical milestones related to proprietary product candidates developed under the Discuva Platform. The timing of these potential payments is uncertain. The fair value of the assumed contingent liability was estimated using the expected value of the payments. The assumed contingent liabilities are subsequently measured at amortized cost using discounted cash flow models which calculate the risk adjusted net present values of estimated potential future cash flows of the payments. The assumed contingent liabilities are remeasured when there is a specific significant event that provides evidence of a significant change in the probability of successful development and clinical milestones being achieved. The models will be updated for changes in the probability of successful development and clinical milestones being achieved and other associated assumptions with the discount factor remaining unchanged within the model. A discount factor of 13% has been used to discount the contingent liabilities back to net present value. This discount factor has been calculated using appropriate measures and rates which could have been obtained in the period that the contingent liabilities were assumed. Accretion of the discount factor, or interest expense, is recognized as part of other income (expense), net in the Consolidated Statement of Operations and Comprehensive (Loss) Income.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please see Note 4 to our consolidated financial statements contained in this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our activities expose us to a variety of financial risks: foreign currency risk, interest rate risk, credit risk and liquidity risk. Our principal financial instrument comprises cash and cash equivalents, and this is used to finance our operations. We have various other financial instruments such as accounts and other receivables and trade and other payables that arise directly from our operations. The category of loans and receivables contains only accounts and other receivables, shown on the face of the balance sheet, all of which mature within one year. We have compared fair value to book value for each class of financial asset and liability and no difference was identified. Further information is included in Note 16 to our consolidated financial statements appearing at the end of this Report. We have a policy, which has been consistently followed, of not trading in financial instruments.

Foreign Currency Risk

Foreign currency risk refers to the risk that the value of a financial commitment or recognized asset or liability will fluctuate due to changes in foreign currency rates. Our net income (loss) and financial position, as expressed in U.S. dollar, are exposed to movements in foreign exchange rates against the pounds sterling and the euro. The main trading currencies are pounds sterling, the U.S. dollar, and the euro. We are exposed to foreign currency risk as a result of operating transactions, capital raises in the United Kingdom and the translation of foreign bank accounts. We monitor our exposure to foreign exchange risk. Exposures are generally managed through natural hedging via the currency denomination of cash balances and any impact currently is not material to us.

Interest Rate Risk

We do not hold any derivative instruments, or other financial instruments, that expose us to material interest rate risk.

Credit Risk

We consider all of our material counterparties to be creditworthy. We consider the credit risk for each of our counterparties to be low and do not have a significant concentration of credit risk at any of our counterparties. We had $0.3 million of accounts and other receivables outstanding at December 31, 2020, due primarily from BARDA. This amount was collected subsequent to the period end.

Liquidity Risk

We have funded our operations since inception primarily through the issuance of equity and debt securities. We have also received funding from our license and commercialization agreement with Eurofarma and our former license and collaboration agreement with Sarepta (now terminated), as well as philanthropic, non-government and not for profit organizations and patient advocacy groups and grant funding from government entities, including BARDA, CARB-X, Innovate UK, Wellcome Trust and a number of not for profit organizations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are included to this Report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) under the supervision and the participation of the company’s management, which is responsible for the management of the internal controls, and which includes our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Management's Report on Internal Control Over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed, under the supervision of the Chief Executive Officer (our principal executive officer) and the Chief Financial Officer (our principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Moreover, projections of any evaluation of the effectiveness of internal control to future periods are subject to a risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2020, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2020, was effective.

This report does not include an attestation report of our registered public accounting firm as we are a non-accelerated filer and a smaller reporting company.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred after the fiscal year ended December 31, 2020, and through the date of this Report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART IIIs

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements

As part of this Report, the consolidated financial statements are listed in the accompanying index to financial statements on page F-1.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required, or the information required is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The exhibits filed as part of this Report are listed below.

Exhibit No.	Description

2.1
Scheme of Arrangement, dated September 18, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 6-K (File No. 001-36866), filed with the Securities and Exchange Commission on July 27, 2020)

3.1
Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

4.1
Registration Rights Agreement, dated January 9, 2019, by and among Summit Therapeutics plc and Robert W. Duggan (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 6-K (File No. 001-36866), filed with the Securities and Exchange Commission on January 10, 2019)

4.2
Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 29, 2020)

4.3	Form of Consultant Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

4.4	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

4.5
Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to the description of securities contained in the Company's Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

4.6
Registration Rights Agreement, dated November 6, 2020, by and among Summit Therapeutics Inc., Polar Capital Funds plc - Biotechnology Fund and the Mahkam Zanganeh Revocable Trust (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on November 6, 2020)

10.1†
Translation Award Funding Agreement, entered into as of October 19, 2012, by and between the Wellcome Trust Limited and Summit Therapeutics plc (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form F-1 (File No. 333-201807), as amended, filed with the Securities and Exchange Commission on February 27, 2015)

10.2
Service Agreement, effective as of January 14, 2015, by and between Cambridge Innovation Center and Summit Therapeutics Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form F-1 (File No. 333-201807), as amended, filed with the Securities and Exchange Commission on February 20, 2015)

10.3#
2005 Enterprise Management Incentive Scheme (incorporated by reference to Exhibit 4.3 to the Company’s Transition Report on 20-F (File No. 333-36866), as amended, filed with the Securities and Exchange Commission on April 30, 2020)

10.4#
2016 Long Term Incentive Plan (incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 20-F (File No. 001-36866), filed with the Securities and Exchange Commission on May 12, 2016)

10.5†
License and Collaboration Agreement, dated October 3, 2016, by and between Summit (Oxford) Ltd. and Sarepta Therapeutics, Inc. (incorporated by reference to Exhibit 4.23 to the Company’s Annual Report on Form 20-F (File No. 001-36866), filed with the Securities and Exchange Commission on March 30, 2017)

Exhibit No.	Description

10.6
Lease, dated February 17, 2017, by and among MEPC Milton Park No. 1 Limited, MEPC Milton Park No. 2 Limited and Summit Therapeutics plc (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 20-F (File No. 001-36866), filed with the Securities and Exchange Commission on March 30, 2017)

10.7†
Agreement, dated September 5, 2017, by and between Summit (Oxford) Limited and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (BARDA) (incorporated by reference to Exhibit 4.26 to the Company’s Annual Report on Form 20-F (File No. 001-36866), filed with the Securities and Exchange Commission on April 13, 2018)

10.8†
Amendment of Solicitation/Modification of Contract (0001), dated June 19, 2018, to Agreement, dated September 5, 2017, by and between Summit (Oxford) Limited and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (BARDA) (incorporated by reference to Exhibit 4.13 to the Company’s Transition Report on 20-F (File No. 333-36866) filed with the Securities and Exchange Commission on March 29, 2019)

10.9+
Amendment of Solicitation/Modification of Contract (0002), dated August 14, 2018, to Agreement, dated September 5, 2017, by and between Summit (Oxford) Limited and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (BARDA) (incorporated by reference to Exhibit 4.14 to the Company’s Transition Report on 20-F(File No. 333-36866) filed with the Securities and Exchange Commission on March 29, 2019)

10.10+
Amendment of Solicitation/Modification of Contract (0003), dated February 14, 2019, to Agreement, dated September 5, 2017, by and between Summit (Oxford) Limited and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (BARDA) (incorporated by reference to Exhibit 4.15 to the Company’s Transition Report on 20-F (File No. 333-36866), filed with the Securities and Exchange Commission on March 29, 2019)

10.11†
License and Commercialization Agreement, dated December 18, 2017, by and between Summit (Oxford) Ltd. and Eurofarma Laboratórios S.A. (incorporated by reference to Exhibit 4.27 to the Company’s Annual Report on Form 20-F (File No. 001-36866), filed with the Securities and Exchange Commission on April 13, 2018)

10.12†(1)
Share Purchase Agreement, dated December 23, 2017, by and among Summit Therapeutics plc and the shareholders of Discuva Limited (incorporated by reference to Exhibit 4.28 to the Company’s Annual Report on Form 20-F (File No. 001-36866), filed with the Securities and Exchange Commission on April 13, 2018)

10.13†
Transfer Incentive Agreement, dated December 23, 2017, by and among Discuva Limited and certain of its managers (incorporated by reference to Exhibit 4.29 to the Company’s Annual Report on Form 20-F (File No. 001-36866), filed with the Securities and Exchange Commission on April 13, 2018)

10.14
Lease, dated December 22, 2017, by and between Merrifield Centre Ltd and Discuva Limited (incorporated by reference to Exhibit 4.31 to the Company’s Annual Report on Form 20-F (File No. 001-36866), filed with the Securities and Exchange Commission on April 13, 2018)

10.15†
Equity and Revenue Sharing Agreement, dated October 16, 2017, by and between Summit (Oxford) Limited and the Wellcome Trust Limited (incorporated by reference to Exhibit 4.32 to the Company’s Annual Report on Form 20-F (File No. 001-36866), filed with the Securities and Exchange Commission on April 13, 2018)

10.16
Form of Non-Executive Director Restricted Stock Unit (RSU) Agreement (incorporated by reference to Exhibit 4.33 to the Company’s Annual Report on Form 20-F (File No. 001-36866), filed with the Securities and Exchange Commission on April 13, 2018)

10.17
Securities Purchase Agreement, dated December 14, 2018, by and among Summit Therapeutics plc and Robert W. Duggan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 6-K (File No. 001-36866), filed with the Securities and Exchange Commission on December 17, 2018)

10.18+
Amendment of Solicitation/Modification of Contract (0004), dated June 17, 2019, to Agreement, dated September 5, 2017, by and between Summit (Oxford) Limited and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (BARDA) (incorporated by reference to Exhibit 4.24 to the Company’s Transition Report on 20-f (File No. 333-36866) filed with the Securities and Exchange Commission on April 30, 2020)

Exhibit No.	Description

10.19
Securities Purchase Agreement, dated December 6, 2019, by and among Summit Therapeutics plc and Robert W. Duggan (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 6-K (File No. 001-36866), filed with the Securities and Exchange Commission on December 6, 2019)

10.20
Placing Agreement, December 6, 2019, by and between Summit Therapeutics plc and Nplus1 Singer Advisory LLP (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 6-K (File No. 001-36866), filed with the Securities and Exchange Commission on December 6, 2019)

10.21
Consulting Agreement, dated December 6, 2019, by and between Summit Therapeutics plc and Maky Zanganeh & Associates, Inc. (incorporated by reference to Exhibit 4.4 to the Company's Report on Form 6-K (File No. 001-36866), filed with the Securities and Exchange Commission on December 6, 2019)

10.22
Relationship Agreement, dated December 14, 2018, by and among Summit Therapeutics plc, Robert W. Duggan and Cairn Financial Advisers LLP (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 6-K (File No. 001-36866), filed with the Securities and Exchange Commission on December 17, 2018)

10.23
Deed of Termination, dated December 6, 2019, by and among Summit Therapeutics plc, Robert Duggan and Cairn Financial Advisers LLP (incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 6-K (File No. 001-36866), filed with the Securities and Exchange Commission on December 6, 2019)

10.24+
Amendment of Solicitation/Modification of Contract (0005), dated January 21, 2020, to Agreement, dated September 5, 2017, by and between Summit (Oxford) Limited and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (BARDA) (incorporated by reference to Exhibit 4.36 to the Company’s Transition Report on 20-F (File No. 333-36866) filed with the Securities and Exchange Commission on April 30, 2020)

10.25(1)
Securities Purchase Agreement, dated October 2, 2020, by and between Summit Therapeutics Inc. and Robert W. Duggan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36866) filed with the Securities and Exchange Commission on October 5, 2020)

10.26(1)
Securities Purchase Agreement, dated November 6, 2020, by and between Summit Therapeutics Inc. and Polar Capital Fund plc - Biotechnology Fund (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36866) filed with the Securities and Exchange Commission on November 6, 2020)

10.27(1)
Securities Purchase Agreement, dated November 6, 2020, by and between Summit Therapeutics Inc. and Mahkam Zanganeh Revocable Trust (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-36866) filed with the Securities and Exchange Commission on November 6, 2020)

10.28#
Form of Indemnification Agreement between Summit Therapeutics Inc. and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

10.29#
Offer of Employment, dated May 21, 2020, by and between Summit Therapeutics Inc. and Michael Donaldson (incorporated by reference to Exhibit 10.25 to the Company's Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 29, 2020)

10.30#
Contract of Employment, dated May 29, 2020, by and between Summit Therapeutics Inc. and Ventzislav Stefanov (incorporated by reference to Exhibit 10.26 to the Company's Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 29, 2020)

10.31#	2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)
10.32#
Form of Option Award under 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 29, 2020)

10.33#
Form of Restricted Stock Unit Agreement under 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 29, 2020)

10.34#
2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

10.35*	Contract of Employment, dated November 22, 2020, by and between Summit Therapeutics Inc. and Mahkam Zanganeh

Exhibit No.	Description

10.36*	Sublease Agreement, dated March 26, 2021, by and between Maky Zanganeh & Associates Inc. and Summit Therapeutics Sub Inc.
10.37(1)
Note Purchase Agreement, dated March 24, 2021, by and between Summit Therapeutics Inc. and Robert W. Duggan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on March 26, 2021)

10.38
Promissory Note, dated March 24, 2021, issued by Summit Therapeutics Inc. in the name of Robert W. Duggan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on March 26, 2021)

21.1*	List of Significant Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Confidential treatment has been granted as to certain portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
+	Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.
(1)	The schedules and exhibits have been omitted. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
#	Indicates management contract or compensatory plan or arrangement.

Item 16. Report Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT THERAPEUTICS INC.

By:	/s/ Robert W. Duggan
Name: Title:	Robert W. Duggan Chief Executive Officer; Executive Chairman
Date: March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert W. Duggan	Chief Executive Officer and Executive Chairman (Principal Executive Officer)	March 31, 2021
Robert W. Duggan

/s/ Michael Donaldson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021
Michael Donaldson

/s/ Mahkam Zanganeh	Director	March 31, 2021
Mahkam Zanganeh

/s/ Rainer Erdtmann	Director	March 31, 2021
Rainer Erdtmann

/s/ Ujwala Mahatme	Director	March 31, 2021
Ujwala Mahatme

/s/ Manmeet Soni	Director	March 31, 2021
Manmeet Soni

/s/ Michael Wang	Director	March 31, 2021
Michael (Luhua) Wang

SUMMIT THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Summit Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Therapeutics Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and December 31, 2019, and the related consolidated Statements of Operations and Comprehensive (Loss) Income, of Stockholders' Equity (Deficit) and of Cash Flows for the year ended December 31, 2020, the eleven month period ended December 31, 2019 and fiscal year ended January 31, 2019 including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 31, 2019 , and the results of its operations and its cash flows for the year ended December 31, 2020, the eleven month period ended December 31, 2019 and fiscal year ended January 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued and Prepaid Research and Development Costs

As described in Notes 3 and 14 to the consolidated financial statements, the Company has entered into various research and development contracts with other companies. These agreements are generally cancellable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research and development costs or prepaid expenses where the payments made exceeds the estimated costs. Included within prepaid expenses at December 31, 2020, is $8.5 million of prepayments relating to research and development expenditure. Included within accrued liabilities at December 31, 2020 is $1.5 million relating to research and development expenditure. These amounts are determined based on the estimated costs to complete each study or activity, the estimation of the current stage of completion and the invoices received, as well as predetermined milestones which are not reflective of the current stage of development for prepaid expenses. However, prepaid expenses decrease, and accrued liabilities increase as the activities progress, and if actual costs incurred exceed the prepaid expense, an accrual will be recorded for the liability. The key sensitivity is the estimated current stage of completion of each study or activity, which is based on information received from the supplier and the Company’s operational knowledge of the work completed under those contracts.

The principal considerations for our determination that performing procedures relating to accrued and prepaid research and development costs is a critical audit matter is (i) the significant judgment by management in determining the prepaid or accrued costs and (ii) high degree of auditor judgment and subjectivity and effort in performing procedures and evaluating audit evidence for these accrued or prepaid costs and the factors related to progress towards or the estimated current stage of completion of the research and development activities or studies, invoicing to date under the contracts, and communications from the research institution, or other companies, of any actual costs incurred during the period that have not yet been invoiced.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating the appropriateness of the method used by management to develop the estimates, (ii) testing the completeness and accuracy of the data inputs to the estimates, including total costs included within executed contracts and actual billed expenses under these contracts and the mathematical accuracy of the accrued expense calculation (iii) evaluating the reasonableness of the assumptions used in developing the estimates (including the progress towards completion of specific tasks and the associated cost incurred for services the Company has not yet been invoiced or otherwise notified of the actual cost at period end) by obtaining external confirmation with significant contract research organizations to confirm the costs incurred to date on purchase orders and total amount of invoices raised, and (iv) considered whether evidence contained was consistent with understanding obtained through discussion with the research and development team.

/s/PricewaterhouseCoopers LLP
Reading, United Kingdom
March 31, 2021

We have served as the Company's or its predecessor’s auditor since 2013.

Summit Therapeutics Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$66,417	$63,842
Accounts and other receivable	331	541
Prepaid expenses	9,547	8,762
Other current assets	1,523	1,399
Research and development tax credit receivable	9,856	5,084
Total current assets	87,674	79,628

Property and equipment, net	725	518
Right-of-use assets	554	1,021
Goodwill	2,030	1,961
Intangible assets, net	11,515	13,120
Total assets	$102,498	$96,248

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,140	$4,471
Accrued liabilities	4,261	5,739
Other current liabilities	729	366
Lease liabilities	390	471
Deferred revenue and income	8,370	2,615
Contingent consideration	—	105
Total current liabilities	19,890	13,767
Non-current liabilities
Deferred revenue and income	569	493
Lease liabilities	75	422
Other non-current liabilities	2,511	2,703
Total liabilities	23,045	17,385
Commitments and contingencies (Note 21)
Stockholders' equity:
Common stock, $0.01 par value: 250,000,000 shares authorized; 82,575,064 and 67,178,054 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	826	672
Additional paid-in capital	293,367	241,204
Accumulated other comprehensive loss	(3,794)	(4,764)
Accumulated deficit	(210,946)	(158,249)
Total stockholders' equity	79,453	78,863
Total liabilities and stockholders' equity	$102,498	$96,248

 The accompanying notes form an integral part of these Consolidated Financial Statements.

Summit Therapeutics Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except share and per share amounts)

	Year ended December 31, 2020	Eleven months ended December 31, 2019	Year ended January 31, 2019
Revenue	$860	$743	$57,088
Operating expenses:
Research and development	53,274	39,809	52,003
General and administrative	19,232	11,279	17,014
Impairment of goodwill and intangible assets	859	—	5,290
Total operating expenses	73,365	51,088	74,307
Other operating income	19,312	22,872	22,608
(Loss) income from operations	(53,193)	(27,473)	5,389
Other income (expense), net	283	(1,618)	3,694
(Loss) income before income taxes	(52,910)	(29,091)	9,083
Benefit (charge) from income taxes	213	(36)	1,786
Net (loss) income	$(52,697)	$(29,127)	$10,869
(Loss) earnings per share:
Basic	(0.76)	(0.89)	0.63
Diluted	(0.76)	(0.89)	0.63
Weighted-average shares used to compute (loss) earnings per share:
Basic	69,524,148	32,829,003	17,140,494
Diluted	69,524,148	32,829,003	17,228,718
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	970	51	(496)
Comprehensive (loss) income	$(51,727)	$(29,076)	$10,373

The accompanying notes form an integral part of these Consolidated Financial Statements.

Summit Therapeutics Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income(Loss)	Total Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at January 31, 2018	14,712,724	$147	$140,574	$(4,319)	$(139,991)	$(3,589)
Public offering of common stock, net of offering costs of $1,116	1,666,666	17	19,860	—	—	19,877
Private placement of common stock, net of offering costs of $591	15,625,000	156	24,344	—	—	24,500
Issuance on common stock from exercise of share options	73,584	1	132	—	—	133
Stock-based compensation	—	—	6,295	—	—	6,295
Foreign currency translation adjustment	—	—	—	(496)	—	(496)
Net income	—	—	—	—	10,869	10,869
Balance at January 31, 2019	32,077,974	$321	$191,205	$(4,815)	$(129,122)	$57,589
Private placement of common stock, net of offering costs of $912	35,075,690	351	49,152	—		49,503
Issuance on common stock from exercise of share options	24,390	—	2	—	—	2
Stock-based compensation	—	—	845	—	—	845
Foreign currency translation adjustments	—	—	—	51	—	51
Net loss	—	—	—	—	(29,127)	(29,127)
Balance at December 31, 2019	67,178,054	$672	$241,204	$(4,764)	$(158,249)	$78,863
Private placement of common stock, net of offering costs of $48	14,970,060	150	49,802	—	—	49,952
Fractional shares issued from reverse stock split	3	—	—	—	—	—
Issuance on common stock from exercise of share options	426,947	4	595	—	—	599
Stock-based compensation	—	—	1,766	—	—	1,766
Foreign currency translation adjustment	—	—	—	970	—	970
Net loss	—	—	—	—	(52,697)	(52,697)
Balance at December 31, 2020	82,575,064	$826	$293,367	$(3,794)	$(210,946)	$79,453

The accompanying notes form an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(in thousands, except share and per share data)

	Year ended December 31, 2020	Eleven months ended December 31, 2019	Year ended January 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	(52,697)	(29,127)	10,869
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on remeasurement of liabilities	(480)	—	(4,410)
(Gain) loss on recognition of contingent consideration payable	(102)	2	1,001
Non-cash interest expense	255	286	615
Unrealized foreign exchange (gain) loss	(278)	423	—
Depreciation of operating lease right-of-use assets	451	347	443
Depreciation	302	321	409
Amortization of intangible assets	1,250	970	1,100
Loss on disposal of assets	2	13	55
Impairment of goodwill and intangible assets	859	—	5,290
Stock-based compensation	1,766	845	6,295
Deferred income taxes	—	—	(1,906)
Other adjustments	(58)	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	212	5,439	(2,467)
Prepaid expenses	(447)	952	(1,260)
Other current assets	(24)	492	580
Research and development tax credit receivable	(4,381)	3,154	(2,216)
Deferred revenue and income	5,372	(2,358)	(48,973)
Accounts payable	1,642	(1,306)	(10)
Accrued liabilities	(1,296)	(51)	144
Contingent consideration paid	—	(703)	—
Lease liabilities	(459)	(456)	(430)
Other liabilities	—	—	(235)
Net cash used in operating activities	(48,111)	(20,757)	(35,106)

CASH FLOWS FROM INVESTING ACTIVITIES
Contingent consideration paid	—	—	(167)
Purchase of property and equipment	(421)	(205)	(157)
Purchase of intangible assets	—	(136)	(7)
Net cash used in investing activities	(421)	(341)	(331)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	50,000	50,415	46,084
Transaction costs from the issuance of common stock	(48)	(912)	(1,707)
Proceeds from exercise of share options	599	2	133
Net cash provided by financing activities	50,551	49,505	44,510

Effect of exchange rates on cash and cash equivalents	556	190	(2,323)
Increase in cash and cash equivalents	2,575	28,597	6,750
Cash and cash equivalents at beginning of the period / year	63,842	35,245	28,495
Cash and cash equivalents at end of the period / year	66,417	63,842	35,245

	Year ended December 31, 2020	Eleven months ended December 31, 2019	Year ended January 31, 2019
Supplemental Disclosure of Cash Flow Information
Cash (received) paid for income taxes	$(70)	$63	$72

The accompanying notes form an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Nature of the Business

Summit Therapeutics Inc. ("Summit" or the "Company") is a biopharmaceutical company focused on the discovery, development and commercialization of novel antibiotics for serious infectious diseases. Summit is conducting a Phase 3 clinical program focused on the infectious disease C. difficile infection, or CDI. It is also seeking to expand the product candidate portfolio through the development of new mechanism, precision antibiotics using the proprietary Discuva Platform.

On September 18, 2020, Summit, a Delaware corporation, became the successor issuer to Summit Therapeutics plc, a public limited company incorporated under the laws of England and Wales with the Registrar of Companies of England and Wales, United Kingdom, for certain purposes under both the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such succession occurred pursuant to a statutory scheme of arrangement under U.K. law pursuant to which all Summit Therapeutics plc outstanding ordinary shares were exchanged on a five-for-one basis for newly issued shares of Summit common stock and Summit became the holding company of Summit Therapeutics plc (the predecessor registrant and former holding company) and its subsidiaries, which is referred to as the Redomiciliation Transaction. Concurrently, Summit Therapeutics plc was converted into a private limited company under the laws of England and Wales and renamed Summit Therapeutics Limited. In addition, the warrants and stock options to purchase shares of Summit Therapeutics plc were canceled and replacement warrants and stock options to purchase common stock in Summit Therapeutics Inc. were issued. The scheme of arrangement was accounted for as an exchange of equity interests among entities under common control. All assets and liabilities of Summit Therapeutics plc were assumed by Summit, resulting in the retention of the historical basis of accounting as if they had always been combined for accounting purposes and the historical consolidated financial statements of Summit Therapeutics plc became the historical consolidated financial statements of Summit Therapeutics Inc.

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
Management believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2020, however uncertainty over the ongoing impact COVID-19 will have on the global economy generally makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent of the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.

2. Going Concern

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. As of December 31, 2020, the Company had cash and cash equivalents of $66.4 million and an accumulated deficit of $210.9 million. During the year ended December 31, 2020, the Company incurred a net loss of $52.7 million and used $48.1 million of cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. Until such time as the Company can generate substantial revenue and achieve profitability, the Company will need to raise additional capital.

On March 25, 2021, the Company’s Board of Directors approved a rights offering available to all holders of record of the Company’s common stock, as of the close of business on April 9, 2021. The terms of this rights offering are more fully described in Note 23 – Subsequent Events. Assuming the rights offering is fully subscribed, the Company will receive gross proceeds of up to $75.0 million, less expenses related to the rights offering. Mr. Robert W. Duggan, the Executive Chairman and Chief Executive Officer and primary stockholder, has given his commitment to the Board that he will subscribe for at least the full amount of his basic subscription rights. Upon the successful completion of the rights issue, the Company will repay the unsecured promissory note of $55.0 million received from Mr. Duggan on March 24, 2021 (see note 23 - Subsequent Events). This promissory note will mature and become due upon the earlier of (i) the consummation of a registered public offering with net proceeds of no less than $55.0 million, or (ii) 13 months from the date of issuance of the promissory note. The Company's existing cash resources, funding agreements, receipt from the promissory note and research and development tax credits receivable, are expected to be sufficient to enable the Company to fund its current operating plans until the second quarter of 2022. If the Rights Offering is fully subscribed at $75.0 million, the Company expects to be able to fund its current operating plan until the fourth quarter of 2022.

The Company continues to evaluate options to further finance its cash needs through a combination of some, or all, of the following: equity and debt offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations and patient advocacy groups, and marketing, distribution or licensing arrangements. While the Company believes that funds would be available in this manner before the second quarter of 2022, there can be no assurance that the Company will be able to generate funds, on terms acceptable to the Company, on a timely basis or at all, which would impact the Company’s ability to continue as a going concern.
3. Summary of Significant Accounting Policies

The significant accounting policies adopted by the Company in the preparation of these financial statements are set out below. These policies have been consistently applied to all the years presented, unless otherwise stated. Certain prior period amounts within the consolidated statements of operations and comprehensive (loss) income have been reclassified to conform to the current period presentation. Specifically, foreign currency losses of $1.3 million during the eleven months ending December 31, 2019 and foreign currency gains of $0.6 million during the year ending January 31, 2019, were included within general and administrative expenses and have now been reclassified to be presented as part of other income (expense), net in conformity with the current period presentation.

Revision and Immaterial Correction of an Error in Previously Issued Financial Statements

During the quarter ended December 31, 2020, the Company identified a deferred tax asset relating to the acquired carried forward tax losses arising from the acquisition of Discuva Limited in December 2017 that was not included as part of the business combination accounting. Furthermore, the Company identified deferred tax assets relating to available carried forward group tax losses arising as a result of the acquisition of Discuva Limited in December 2017 that were not included in the Company's subsequent balances sheets. As a result, in the Company's previously issued December 31, 2019, January 31, 2019 and January 31, 2018 financial statements, the Company incorrectly recognized $0.4 million of goodwill and omitted the inclusion of deferred tax assets of $2.0 million, $2.2 million and $1.3 million in the balance sheets as of December 31, 2019, January 31, 2019 and January 31, 2018 respectively. Since the Company's deferred tax liabilities and deferred tax assets both arise in the U.K. tax jurisdiction, accordingly these are offset on the consolidated balance sheet. The Company has recorded a full valuation allowance against the deferred tax assets in excess of the deferred tax liabilities, as the deferred tax liability represents future reversals of existing taxable temporary differences. The impact of these errors on net (loss) income was a deferred tax charge of $0.1 million for the eleven months ended December 31, 2019, and a deferred tax benefit of $1.0 million and $0.8 million for the years ended January 31, 2019 and January 31, 2018, respectively.

The misstatement had no net impact on the Company’s consolidated statements of cash flows. Management concluded that the correction was not material to previously issued consolidated financial statements. Since these errors were not material to any previously issued annual or interim financial statements, no amendments to previously filed financial statements were required. Consequently, the Company has corrected for these errors by revising the December 31, 2019, January 31, 2019 and January 31, 2018 balances herein.

Principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The consolidated financial statements include the accounts of Summit Therapeutics Inc and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In December 2019, the Board of Directors adopted a resolution to change the Company’s fiscal year end from January 31 to December 31, commencing December 31, 2019.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign currency translation

The financial results of the Company's activities are reported in U.S. dollars (“USD”). The statement of comprehensive income of the Company's foreign subsidiaries which have a functional currency other than USD are translated into USD using average exchange rates for the period. The net assets of foreign subsidiaries whose functional currencies are other than USD are translated into USD using exchange rates as of the balance sheet date. The effects that arise from translating these subsidiaries at changing rates are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity (deficit).

Revenue recognition
Effective February 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), using the full retrospective method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards.
The Company enters into out-licensing agreements within the scope of ASC 606 under which it licenses certain rights to its product candidates to third parties. Such agreements may include the transfer of intellectual property rights in the form of licenses, transfer of technological know-how, delivery of drug substances, research and development services, and participation on certain committees with the counterparty. Payments made by the customers may include one or more of the following: non-refundable, up-front license fees; development, regulatory, and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products if they are successfully approved and commercialized. Each of these payments may result in license, collaboration, or other revenue, except revenue from royalties on net sales of licensed products, which would be classified as royalty revenue.

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its out-licensing agreements, the following steps are performed: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. Revenue is then recognized in respect of the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. As part of the accounting for these arrangements, the Company must use significant judgment to determine: (a) the performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the standalone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company also uses judgment to determine whether milestone payments or other variable consideration, except for royalties and sales-based milestones, should be included in the transaction price, as described below. The transaction price is allocated to each performance obligation based on the relative standalone selling price of each performance obligation in the contract, and the Company recognizes revenue based on those amounts when, or as, the performance obligations under the contract are satisfied.

Exclusive Licenses
If the license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes revenue from nonrefundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a promise or performance obligation is distinct from the other promises, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from a promise for its intended purpose without the receipt of the remaining promises, whether the value of the promise is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises, and whether it is separately identifiable from the remaining promises. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of progress and related revenue recognition. The measure of progress, and the resulting periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research, development and licensing arrangement. Such a change could have a material impact on the amount of revenue the Company records in future periods. Under the Company’s existing license and collaboration agreements, the Company has concluded that the transfer of control to the customer occurs over the time period that the research and development services are to be provided by the Company, and this output method is, in management’s judgment, the best measure of progress towards satisfying the performance obligation.

Milestone Payments
At the inception of each arrangement that includes potential research, development or regulatory milestone payments, the Company evaluates whether the milestones are considered likely to be met and estimates the amount to be considered for inclusion in the transaction price using the most-likely-amount method. If it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur, the associated milestone payment value is included in the transaction price. For milestone payments due upon events that are not within the control of the Company or the licensee, such as regulatory approvals, the Company is not able to assert that it is likely that the regulatory approval will be granted and that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur until those approvals are received. In making this assessment, the Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone. There is considerable judgment involved in determining whether it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price of the arrangement. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the amounts of revenue and earnings in the period of adjustment.

Royalties
For arrangements that include sales-based royalties, including milestone payments due upon first commercial sales or based on a level of sales, that are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) the occurrence of the related sales or (ii) the date upon which the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any royalty revenue from any of its licensing arrangements.

Manufacturing Supply Services
Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the licensee and, if so, they are accounted for as separate performance obligations. If the Company is entitled to additional payments when the customer exercises these options, any additional payments are recorded when the customer obtains control of the goods, which is upon delivery. To date, the Company has not yet entered into any manufacturing supply arrangements

Other operating income

The Company generates income from government contracts that reimburse the Company for certain allowable costs for funded projects. For contracts with government agencies where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received as other operating income.
Income from government grants is recognized as the qualifying expenses related to the contracts are incurred, provided that there is reasonable assurance of recoverability. If the government agency approves the project proposed by the Company, the government agency funds the project upon receipt of the support for the costs incurred up to the contract limit. Income recognized upon incurring qualifying expenses in advance of billing is recorded as accrued income, a component of other current assets, in the consolidated balance sheet.
Grant income is not recognized as deductions of research and development costs because the Company acts as the principal in conducting the research and development activities and these contracts are central to its ongoing operations. The funds received through these means are held as deferred income in the consolidated balance sheets and are released to the consolidated statement of operations and comprehensive (loss) income as the underlying expenditure is incurred and to the extent the conditions of the grant are met. The related costs incurred by the Company are included in research and development expense in the Company’s consolidated statements of operations and comprehensive (loss) income.
The Company benefits from two U.K. R&D tax credit cash rebate regimes: Small and Medium Enterprise, or SME, Program and the Research and Development Expenditure Credit, or RDEC, Program. Qualifying expenditures largely comprise employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which the Company does not receive commercial or other funding income. Credits related to the SME Program and RDEC are recorded as other operating income in the consolidated statements of operations and other comprehensive (loss)/income. Under both schemes, the Company receives cash rebate payments ranging from 9.7% to 33.4% of eligible research and development expenditure, these payments are not dependent on the Company’s pre-tax net income levels.

Business combinations

Business combinations are accounted for under the acquisition method. Acquired assets and assumed liabilities are measured at their fair values at the acquisition date. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded within general and administrative expenses.

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired. Goodwill is assigned to reporting units and evaluated for impairment on at least an annual basis, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. If the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill).

Intangible assets

Intangibles assets include patents, licenses, an option over non-financial assets and a research and development discovery platform ("Discuva Platform").

Patents, licenses, and the option over non-financial assets are initially recorded at fair value, assigned an estimated useful life, and amortized primarily on a straight-line basis over their estimated useful lives (see below). The Company periodically evaluates whether current facts or circumstances indicate that the carrying values of its acquired intangibles may not be recoverable. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets, or appropriate asset groupings, is compared to the carrying value to determine whether an impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the carrying value of the intangible asset and its fair value, which is determined based on the net present value of estimated future cash flows.

The intangible asset relating to the Discuva Platform capitalized as part of the acquisition of Discuva Limited in December 2017 is a software based platform and is available for alternative use. As such, it is subject to amortization over the period of the relevant associated patents.
Other intangible assets are amortized in equal installments over their useful estimated lives as follows:

Software licenses	3-5 years
Option over non-financial assets	Over the period of the relevant agreement
Amortization of intangible assets is included as part of the research and development expense line shown on the face of the consolidated statement of operations and comprehensive (loss) income.

Property and equipment
Property and equipment are stated at cost less accumulated depreciation. Cost comprises the purchase price plus any incidental costs of acquisition and commissioning.
Depreciation is calculated based on cost, less residual value, in equal annual installments over the estimated useful lives of the assets. The residual value, if not insignificant, is reassessed annually.

Leasehold improvements	Over the shorter of the asset's useful life or the remaining lease term
Laboratory equipment	2-10 years
Office and IT equipment	3-5 years
Depreciation is recognized as part of the general and administrative and research and development expense lines shown on the face of the consolidated statement of operations and comprehensive (loss) income depending on the nature of the underlying assets.

Expenditures for repairs and maintenance are expensed as incurred. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations.

Leases

The Company determines if an arrangement is a lease at inception. At the lease commencement date, the Company measures and recognizes a lease liability and a right of use ("ROU") asset in the financial statements.

ROU assets represent the Company's right to use an underlying asset for the lease term, and the lease liabilities represent the Company's obligation to make lease payments arising from the lease. Lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of the Company's leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. ROU asset is measured at the initial measurement of the lease liability, plus any lease payments made prior to the commencement date and any initial direct costs incurred, less any lease incentives received. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the periods in which they are incurred.

The Company has lease agreements with lease and non-lease components. For all leases with non-lease components the Company accounts for the lease and non-lease components as a single lease component. Leases with an initial lease term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for its short-term leases on a straight-line basis over the lease term.

Financial liabilities on funding arrangements

When entering into funding agreements with charitable and not for profit organizations, management is required to assess whether, based on the terms of the agreement, it can avoid a transfer of cash by settlement using a non-financial obligation. Under U.S. GAAP, when such arrangements also give the counterparties rights over unexploited intellectual property, all or part of the funding agreement should be accounted for as a financial liability recognized in the balance sheet rather than as a charitable grant.
Financial liabilities are initially recognized at fair value using a discounted cash flow model with the difference between the fair value of the liability and the cash received considered to represent a charitable grant. The financial liabilities are subsequently measured at amortized cost using discounted cash flow models which calculate the risk adjusted net present values of estimated potential future cash flows for the relevant project. The financial liabilities are remeasured when there is a specific significant event that provides evidence of a significant change in the probability of successful development such as the completion of a phase of research or public reporting of significant interim data and changes in use or market for a product. The model is updated for changes in the clinical probability of success and other associated assumptions with the discount factor remaining unchanged within the model.
Research and development costs
Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including personnel expenses, stock-based compensation expense, allocated facility-related and depreciation expenses, third-party license fees and external costs of outside vendors engaged to conduct preclinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials. Non - refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered. Milestone and other payments made to third-parties with respect to in-process research and development, in accordance with the Company’s license, acquisition and other similar agreements are expensed when determined to be probable and estimable.

The Company has entered into various research and development contracts with other companies. These agreements are generally cancellable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research and development costs or prepaid expenses where the payments made exceeds the estimated costs. When evaluating the adequacy of these balances, the Company analyzes progress of the studies, including the estimated costs to complete each study or activity, the estimation of the current stage of completion and the invoices received, as well as predetermined milestones which are not reflective of the current stage of development for prepaid expenses.

Actual results could differ from the Company’s estimates. In all cases, the full cost of each study or activity is expensed by the time the final report or where applicable, product, has been received. The Company’s historical estimates have not been materially different from the actual costs.
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock option and restricted stock unit awards based on the estimated fair value of the award on the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The fair value is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis for each separately vesting portion of the award when the only condition to vesting is continued service. If vesting is subject to a market or performance condition, recognition is based on the derived service period of the award. Expense for awards with performance conditions is estimated and adjusted on a quarterly basis based upon the assessment of the probability that the performance condition will be met. Use of the Black-Scholes option-pricing model requires management to apply judgment under highly subjective assumptions. These assumptions include:
•Expected term—The expected term represents the average period that the stock-based awards are expected to be outstanding and is based on a method that considers historical information of stock option exercise patterns and post-vesting termination behavior.
•Expected volatility—The expected volatility was calculated based on historical volatility of the Company's share price.
•Risk-free interest rate—The risk-free interest rate is based on the United States Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
•Expected dividend—The Company has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The Company accounts for estimated expected forfeitures as compensation cost for stock-based awards is recognized. Stock option and restricted stock unit awards have been granted at fair value to nonemployees, in connection with research and consulting services provided to the Company, and to employees, in connection with Stock Purchase and Restriction Agreements. Equity awards generally vest over terms of three or four years.

Income Taxes

The provision for income taxes is determined using the asset and liability approach. Tax laws may require items to be included in tax filings at different times than the items are reflected in the financial statements. A current asset or liability is recognized for the estimated taxes receivable or payable for the current year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes are initially recognized at enacted tax rates in force at the time of initial recognition and are subsequently adjusted for any enacted changes in tax rates and tax laws. Subsequent changes to deferred taxes originally recognized in equity are recognized in income. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company has recorded a full valuation allowance against the deferred tax assets in excess of its deferred tax liabilities, as the deferred tax liability represents future reversals of existing taxable temporary differences. These deferred tax balances both arise in the U.K. tax jurisdiction, accordingly these are offset in the consolidated balance sheet. The Company records interest and penalties related to income tax matters as part of income tax expense.

Concentration of credit risk and of significant supplier

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of short-term cash deposits and accounts and other receivables. The Company's cash and cash equivalents are comprised of short-term cash deposits at a variety of financial institutions with strong credit ratings in amounts that may exceed federally insured limits and has not experienced any losses on such accounts. Cash balances maintained during the year have been principally held with reputable U.K.-based and U.S.-based banks and building societies. The Company does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

As of December 31, 2020 and December 31, 2019 the majority of cash and cash equivalents were placed with HSBC Bank plc.

The credit risk with respect to customers and funding bodies is limited as the Company has only a small number of these arrangements, including with Eurofarma, BARDA and Carb-X.

The Company relies, and expects to continue to rely, on a number of vendors to conduct its clinical trials and preclinical studies, manufacture drug product and supply clinical trial and preclinical study materials for its development programs. These programs could be adversely affected by a significant interruption in these services or the availability of materials.

Financial instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets: quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Assumed Contingent Liabilities

As part of the acquisition of Discuva Limited in December 2017, the Company assumed certain contingent liabilities as certain employees, former employees and former directors of Discuva Limited are eligible for payments from Discuva Limited based on specified development and clinical milestones related to proprietary product candidates developed under the Discuva Platform. The timing of these potential payments is uncertain. The fair value of the assumed contingent liability was estimated using the expected value of the payments. The assumed contingent liabilities are subsequently measured at amortized cost using discounted cash flow models which calculate the risk adjusted net present values of estimated potential future cash flows of the payments. The assumed contingent liabilities are remeasured when there is a specific significant event that provides evidence of a significant change in the probability of successful development and clinical milestones being achieved. The models will be updated for changes in the probability of successful development and clinical milestones being achieved and other associated assumptions with the discount factor remaining unchanged within the model. A discount factor of 13% has been used to discount the contingent liabilities back to net present value. This discount factor has been calculated using appropriate measures and rates which could have been obtained in the period that the contingent liabilities were assumed. Accretion of the discount factor, or interest expense, is recognized as part of other income (expense), net in the Consolidated Statement of Operations and Comprehensive (Loss) Income.

Warrants

Warrants issued by the Company are recognized and classified as equity when, upon exercise, the Company would issue a fixed amount of its own equity instruments (common stock) in exchange for a fixed amount of cash or another financial asset.

Consideration received, net of incremental costs directly attributable to the issue of such new warrants, is shown in equity. Such warrants are not remeasured at fair value in subsequent reporting periods.

Warrants issued in which external services are received as consideration for equity instruments of the company should be measured at the fair value of the goods or services received. Only if the fair value of the services cannot be measured reliably would the fair value of the equity instruments granted be used. The fair value for the warrants is calculated using the Black-Scholes formula and charged to the Consolidated Statement of Operations and Comprehensive (Loss) Income on a straight-line basis over the period of the consulting services. If the services are terminated prior to the end of the consultancy agreement, the warrants cease vesting and any unvested portion of the warrants will lapse immediately.

The warrants in issue are classified within stockholders’ equity as they are indexed to the Company's own shares of common stock and require settlement in its shares of common stocks with no provision for any cash settlement.

4. New Accounting Standards
Recently adopted accounting standards
In June 2016, the FASB issued ASU 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update introduces the current expected credit loss ("CECL") model. Under this model, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. This update became effective for the Company on January 1, 2020. The adoption of this update did not have a material impact on the Company’s consolidated financial statements, since the Company has immaterial amounts of accounts and other receivables, all of which are considered fully recoverable.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. Under the guidance, public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This update became effective for the Company on January 1, 2020. The adoption of this update did not have a material impact on the Company’s consolidated financial statements, as the value of financial instruments with Level 3 inputs was $nil as of December 31, 2020.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). Under the guidance, public companies will be required to capitalize implementation costs incurred in a cloud computing arrangement that is a service contract. This update became effective for the Company on January 1, 2020. The adoption of this update did not have a material impact on the Company’s consolidated financial statements, since the Company acquired immaterial amounts of software licenses during the year ended December 31, 2020.

Recent accounting standards not yet adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments in this ASU are intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments are also intended to improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issues ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update simplifies the accounting for goodwill impairments by removing the requirement to determine the fair value of individual assets and liabilities in order to calculate a reporting unit’s “implied” goodwill under the current guidance. This update will be effective for the Company for fiscal years beginning after December 15, 2022. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to have a material impact on the Company's consolidated financial statements.

5. Segment Reporting
.Operating segments are defined as components of a business for which separate discrete financial information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company and its chief operating decision maker, the Company’s Chief Executive Officer, view the Company’s operations and manages its business as a single operating segment, which is the discovery, development and commercialization of novel antibiotics for serious infectious diseases.

The Company operates in 2 geographic regions: the United Kingdom and the United States. Substantially all of the Company's long-lived assets are held in the United Kingdom.

For details of revenue from external customers by geography refer to Note 6.

6. Revenue

	Year ended December 31, 2020	Eleven months ended December 31, 2019	Year ended January 31, 2019
	(in thousands)
Analysis of revenue by category:
Licensing agreements	$860	$743	$56,761
Research collaboration agreement	—	—	327
	$860	$743	$57,088

Revenue recognized during the year ended December 31, 2020 consists only of amounts received from the license and commercialization agreement with Eurofarma Laboratórios S.A. Revenue recognized during prior periods also includes amounts received from a license and collaboration agreement with Sarepta Therapeutics, Inc. (which was terminated in August 2019) and the a research collaboration agreement with F.Hoffmann-La Roche Ltd (which ended in February 2018).

	Year ended December 31, 2020	Eleven months ended December 31, 2019	Year ended January 31, 2019
	(in thousands)
Analysis of revenue by geography:
United States	$—	$160	$56,099
Latin America	860	583	662
Europe	—	—	327
	$860	$743	$57,088

The analysis of revenue by geography has been identified on the basis of the geographical location of each collaboration partner.

Eurofarma Laboratórios S.A.
On December 21, 2017, Summit announced it had entered into an exclusive license and commercialization agreement with Eurofarma Laboratórios S.A. ('Eurofarma'), pursuant to which the Company granted Eurofarma the exclusive right to commercialize ridinilazole in specified countries in South America, Central America and the Caribbean. The Company has retained commercialization rights in the rest of the world.

Under the terms of the license and commercialization agreement with Eurofarma, the Company received an upfront payment of $2.5 million from Eurofarma in December 2017. In February 2020, the Company reached the first enrollment milestone and received $1.0 million. The terms of the contract have been assessed under ASC 606 and currently only the upfront payment and the first enrollment milestone payment are included in the transaction price. These payments were initially reported as deferred revenue in the balance sheet and are being recognized as revenue ratably over the performance period.

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

7. Other Operating Income

	Year ended December 31, 2020	Eleven months ended December 31, 2019	Year ended January 31, 2019
	(in thousands)
Analysis of other operating income by category:
Income recognized in respect of BARDA	$9,472	$16,570	$17,375
Grant income	477	829	1,576
Income on remeasurement of financial liabilities on funding arrangements	—	—	715
Research and development credit	9,363	5,473	2,934
Other income	—	—	8
	$19,312	$22,872	$22,608

BARDA
In September 2017, the Company was awarded a funding contract from the Biomedical Advanced Research and Development Authority ("BARDA"), an agency of the US government's Department of Health and Human Services' Office of the Assistant Secretary for Preparedness and Response, to fund a specified portion of the clinical and regulatory development activities of ridinilazole for the treatment of C. difficile infection ("CDI").

Under the terms of this contract, the Company was initially eligible to receive base period funding of $32 million. In addition, the contract included three option work segments that, if exercised in full by BARDA, would increase the total federal government funding under the contract to approximately $62 million. In August 2018, BARDA exercised one of the option work segments worth $12 million. In June 2019, BARDA increased the total value of the funding contract to up to $63.7 million; at this time, BARDA also exercised a second of the option work segments worth $9.6 million to bring the total amount of committed BARDA funding to $53.6 million. In January 2020, BARDA increased its award by $8.8 million to bring the total amount of the funding contract to $72.5 million and the total amount of committed BARDA funding to $62.4 million. The remaining federal government funding is dependent on BARDA in its sole discretion exercising the final independent option work segment, upon the achievement by the Company of certain agreed-upon milestones for ridinilazole. As of December 31, 2020, an aggregate of $53.3 million of the total committed BARDA funding had been received and the Company has recognized $46.2 million of cumulative income since contract inception.

CARB-X
Grant income includes income from funding arrangements with CARB-X for the Company's antibiotic pipeline research and development activities. In July 2018, the Company was granted a sub-award of up to $4.5 million from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program, or CARB-X, to help fund the selection of a preclinical candidate from the Company's lead gonorrhea series of clinical candidates and support the development of the selected candidate through the end of a Phase 1 clinical trial. Under the award, the Company received an initial $2.0 million in funding from CARB-X in July 2018. In February 2020, CARB-X increased the value of the initial funding by $1.2 million. The Company recognized income of up to 70% of eligible research and development expenditures which are funded by CARB-X, up to the maximum award. In the third quarter of 2020, the Company decided not to advance the DDS-01 series of antibiotics and to cease work on the gonorrhea program based on toxicology data from preclinical studies. It is expected CARB-X will cover its remaining share of the work that has been funded under the award.

Research and development credits
Credits from research and development ("R&D") tax credit, consists of the R&D tax credit received in the U.K. The Company benefits from two U.K. R&D tax credit cash rebate regimes: Small and Medium Enterprise, or SME, Program and the Research and Development Expenditure Credit ("RDEC") Program. Qualifying expenditures largely comprise employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which the Company does not receive income. Tax credits related to the SME Program and RDEC are recorded as other operating income in the consolidated statements of operations and other comprehensive (loss) income. Under both schemes, the Company receives cash payments that are not dependent on the Company’s pre-tax net income levels.
Based on criteria established by Her Majesty’s Revenue and Customs, or HMRC, a portion of expenditures being carried out in relation to the Company's pipeline research and development, clinical trials management and third-party manufacturing development activities are eligible for the SME regime and the Company expects such elements of expenditure will also continue to be eligible for the SME regime for future accounting periods.
For the year ended December 31, 2020, the eleven months ended December 31, 2019 and for the year ended January 31, 2019 the Company recognized research and development tax relief in respect of the SME regime of $9.1 million, $4.7 million and $2.5 million, respectively, the remaining research and development credit related to the RDEC regime.

8. Other income (expense)

	Year ended December 31, 2020	Eleven months ended December 31, 2019	Year ended January 31, 2019
	(in thousands)
Foreign currency gains (losses)	$54	$(1,332)	$614
Remeasurement of liabilities	480	—	3,695
Interest income	4	5	5
Interest expense	(255)	(291)	(620)
	$283	$(1,618)	$3,694

Remeasurement of liabilities during the year ended December 31, 2020, relates to a revaluation of assumed contingent liabilities for potential payments to certain employees, former employees and former directors of Discuva Limited, based on specified development and clinical milestones related to proprietary product candidates developed under the Discuva Platform (see note 18 for further details). Remeasurement of liabilities during the year ended January 31, 2019, relates to the remeasurement of the Company’s financial liabilities on funding arrangements relating to DMD-related U.S. not for profit organizations following the discontinuation of the development of ezutromid in June 2018.

9. Income Tax
The components of the Company's (loss) income before income taxes for the year ended December 31, 2020, eleven months ended December 31, 2019 and year ended January 31, 2019 consisted of the following:

	Year ended December 31, 2020	Eleven months ended December 31, 2019	Year ended January 31, 2019
	(in thousands)
United Kingdom	$(51,197)	$(29,224)	$7,549
United States	(1,713)	133	1,534
(Loss)/profit before income taxes	$(52,910)	$(29,091)	$9,083

Significant components of the provision for income taxes are as follows:

	Year ended December 31, 2020	Eleven months ended December 31, 2019	Year ended January 31, 2019
	(in thousands)
Current income tax benefit
United States	$(213)	$36	$120
Total	(213)	36	120
Deferred income tax benefit
United Kingdom	—	—	(1,906)
Total	—	—	(1,906)
Total income tax	$(213)	$36	$(1,786)

Deferred income tax benefit for the eleven months ended December 31, 2019 and the year ended January 31, 2019, has been revised pursuant to the information included in note 3 regarding the revision and immaterial correction of an error in previously issued financial statements.

The major components of deferred tax assets and liabilities are as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$29,831	$20,095
Stock based compensation	1,167	319
Other	491	34
Total deferred tax assets	31,489	20,448

Deferred tax liabilities:
Intangible asset	(2,189)	(2,057)
Other	(71)	—
Total deferred tax liabilities	(2,260)	(2,057)

Net deferred tax assets before valuation allowance	29,229	18,391
Valuation allowance	(29,229)	(18,391)
Deferred tax, net	$—	$—

Deferred tax liabilities as of December 31, 2019, have been revised pursuant to the information included in note 3 regarding the revision and immaterial correction of an error in previously issued financial statements.

The Company records net deferred tax assets to the extent that these assets will more likely than not be realized. In making such determination, the Company considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Management has determined that the evidence connected with U.K. loss carryforwards and certain US federal and state loss carryforwards do not support a conclusion of being more likely than not to be fully realized. Accordingly, as of December 31, 2020, the Company recorded a valuation allowance of $29.2 million. The increase in valuation allowance of $8.8 million during 2020 was primarily due to loss carryforwards.

As of December 31, 2020, the Company had approximately $153.9 million in U.K. loss carryforwards available to use against future taxable profits on a year by year basis. To the extent that taxable profits exceed £5.0 million ($6.4 million) in each year, the loss available to utilize against profits in excess of £5.0 million will be restricted to 50%. The U.K. loss carryforwards do not lapse and therefore, the full amount will be relieved over time provided there are sufficient profits against which the losses can be utilized. The Company also had approximately $1.9 million of U.S. Federal loss carryforwards which can be carried forward for an indefinite period and used to offset 80% of taxable income in each year. In addition, the Company has approximately $2.3 million in U.S. State loss carryforwards which expire beginning 2019 through 2040.

In the Spring Budget 2020, the U.K. Government announced that from April 1, 2020, the corporation tax rate would remain at 19% (rather than reducing to 17%, as previously enacted). This new law was substantively enacted on March 17, 2020. The overall effect of the change was an increase in net deferred tax assets by $2.3 million and an increase in valuation by an equal amount.

The reconciliation between the U.S. statutory income tax rate for Summit and the effective income tax rates are as follows:

	Year ended December 31, 2020	Eleven months ended December 31, 2019	Year ended January 31, 2019
U.S. corporation tax rate	21.0%	21.0%	21.0%
Effect of:
Adjustment on adoption of ASC 606	—%	—%	(36.2)%
Adjustment on adoption of ASC 842	—%	—%	0.1%
Change in valuation allowance	(12.1)%	(11.2)%	16.5%
Non-deductible expenses	(3.9)%	1.2%	26.4%
Refundable R&D tax credit	(7.0)%	(6.5)%	(23.8)%
Overseas profits taxed at different rates	0.9%	(4.7)%	(2.8)%
Other	1.4%	—%	—%
Release of temporary difference relating to intangible assets	—%	—%	(20.9)%
Reported effective income tax rate	0.3%	(0.2)%	(19.7)%

In the U.K., the Company is entitled to a research and development tax relief for small and medium-sized enterprises which allows the Company an enhanced deduction rate of 230% on qualifying research and development expenditure (the tax relief). If the Company incurs tax losses, it is entitled to surrender the lesser of unrelieved tax loss sustained and the tax relief. As the realization of the tax relief does not depend on generation of future taxable income or the Company's ongoing tax status or tax position, the Company does not consider the tax relief as an element of income tax accounting under ASC 740. For the year ended December 31, 2020, the eleven months ended December 31, 2019 and for the year ended January 31, 2019, the Company recognized research and development tax relief of $9.1 million, $4.7 million and $2.5 million, respectively, which is included in other operating income in the consolidated statements of operations and other comprehensive (loss) income.

The Company does not have any uncertain tax positions as of December 31, 2020. In the U.K., tax returns for the periods January 31, 2019 and December 31, 2019 remain subject to examination by Her Majesty's Revenue and Customs. In the U.S., tax years from 2018 remain subject to examination by Internal Revenue Service.

10. (Loss) earnings per share

The calculation of (loss) earnings per share is based on the following data:

	Year ended December 31, 2020	Eleven months ended December 31, 2019	Year ended January 31, 2019
	(in thousands, except per share data)
Net (loss) profit	$(52,697)	$(29,127)	$10,869

Basic weighted average number of shares of common stock outstanding	69,524	32,829	17,140
Dilutive potential common shares	—	—	89
Diluted weighted average number of shares of common stock outstanding	69,524	32,829	17,229
Basic (loss) earnings per share from operations	(0.76)	(0.89)	0.63
Diluted (loss) earnings per share from operations	(0.76)	(0.89)	0.63
Anti-dilutive shares excluded from diluted earnings per share	9,521	13,403	1,715

Basic loss per share has been calculated by dividing the (loss) earnings for the period by the weighted average number of shares outstanding during period. Diluted earnings per share has been calculated by adjusting the weighted average number of shares of common stock outstanding to assume conversion of all potentially dilutive share options and warrants using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of share options and warrants is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options and warrants that are in-the-money. Potential shares related to certain of the Company’s outstanding stock options and warrants were excluded because they were anti-dilutive.

11. Goodwill

	December 31, 2020	December 31, 2019
	(In thousands)
Goodwill - beginning of year	$1,961	$1,951
Impairment	—	—
Currency translation	69	10
Goodwill - end of year	$2,030	$1,961

Goodwill was recognized in respect of acquisitions of Discuva Limited and MuOx Limited.

Goodwill as of December 31, 2019, January 31, 2019 and January 31, 2018, has been revised pursuant to the information included in note 3 regarding the revision and immaterial correction of an error in previously issued financial statements.

The Company determines that the carrying value of goodwill associated with Discuva Limited December 31, 2020 is not impaired as, based on a qualitative assessment, the fair value of the reporting unit exceeds its carrying value.

As a result of the Company's decision in June 2018 to discontinue development of ezutromid, management concluded that this was an indication of both goodwill and intangible asset impairment associated with the acquisition of MuOx Limited which related to the utrophin program acquired. The Company determined the fair value of the reporting unit by using a discounted cash flow methodology, which is largely based on assumptions about future events that may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair value of the reporting unit. These assumptions included, but were not limited to, estimates of discount rates, future growth rates and terminal values for each reporting unit. Based on this review, it was determined that the fair value of MuOx Limited was $nil as there would be no future cash flows attributable to the reporting unit, resulting in a goodwill impairment charge of $0.9 million being recognized during the year ended January 31, 2019. See note 12 for details of the intangible asset impairment.

12. Intangible Assets

	December 31, 2020			December 31, 2019
	Gross carrying amount	Accumulated amortization and impairment	Net	Gross carrying amount	Accumulated amortization and impairment	Net
(In thousands)
Utrophin program acquired	$4,534	$(4,534)	$—	$4,379	$(4,379)	$—
Discuva platform acquired	14,565	(3,050)	11,515	14,070	(1,972)	12,098
Option over non-financial asset	921	(921)	—	881	(119)	762
Other patents and licenses	150	(150)	—	432	(172)	260
	$20,170	$(8,655)	$11,515	$19,762	$(6,642)	$13,120

During the year ended December 31, 2020, management identified an impairment related to the option over non-financial asset pursuant to an Evaluation and Option Agreement with a collaboration partner. The partner is no longer conducting antibiotic candidate programs over which the Company had the option, management therefore determined that the fair value of the option to acquire the assignment of the proprietary rights for antibiotic candidates is $nil. Accordingly, the asset was written off in its entirety resulting in an impairment charge of $0.9 million.
As discussed in note 11, management concluded that the Company's decision in June 2018 to discontinue development of ezutromid was an indication of both goodwill and intangible asset impairment and hence reviewed the assets associated with the acquisition of MuOx Limited which related to the utrophin program acquired. Based on this review, an intangible asset impairment charge of $4.4 million related to the utrophin program acquired was recognized during the year ended January 31, 2019. Following this impairment charge, there was no remaining net book value associated with the Utrophin program.

Amortization expense was $1.3 million, $1.0 million and $1.1 million, for the periods ending December 31, 2020, December 31, 2019 and January 31, 2019, respectively.

Estimated future amortization expense related to intangible assets held at December 31, 2020 and 2019 is $1.0 million for each of the years from 2021 to 2025.

13. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2020	December 31, 2019
	(In thousands)
Laboratory equipment	$759	$638
Office and IT equipment	804	654
Leasehold improvements	291	250
Property and equipment, gross	1,854	1,542
Less accumulated depreciation	1,129	1,024
Property and equipment, net	$725	$518

Depreciation expense for the periods ending December 31, 2020, December 31, 2019 and January 31, 2019 was $0.3 million, $0.3 million and $0.4 million, respectively.

For additional details regarding the right-of-use assets under the Company’s lease agreements see Note 17 Leases.

14. Research and Development Prepaid Expenses and Accrued Liabilities

Included within prepaid expenses at December 31, 2020, is $8.5 million (December 31, 2019: $7.7 million) of prepayments relating to research and development expenditure. Included within accrued liabilities at December 31, 2020 is $1.5 million (December 31, 2019: $3.2 million) relating to research and development expenditure.

These amounts are determined based on the estimated costs to complete each study or activity, the estimation of the current stage of completion and the invoices received, as well as predetermined milestones which are not reflective of the current stage of development for prepaid expenses. However, prepaid expenses decrease and accrued liabilities increase as the activities progress, and if actual costs incurred exceed the prepaid expense, an accrual will be recorded for the liability. The key sensitivity is the estimated current stage of completion of each study or activity, which is based on information received from the supplier and the Company's operational knowledge of the work completed under those contracts. If the estimated stage of completion of each study or activity increased by 5% then the aggregate increase in accruals and decrease in prepayments would result in an overall increase in total research and development expenses of $1.9 million. If the estimated stage of completion decreased by 5%, then the aggregate decrease in accruals and increase in prepayments would result in an overall decrease in total research and development expenses of $2.3 million. In all cases, the full cost of each study or activity is expensed by the time the final report or where applicable, product, has been received.

15. Financial Liabilities on Funding Arrangements

The Company entered into charitable funding arrangements with the Wellcome Trust and the U.S. not for profit organizations, the Muscular Dystrophy Association ("MDA") and Duchenne Partners Fund ("DPF"). In exchange for the funding provided, these arrangements required the Company to pay royalties on potential future revenues generated from the CDI and DMD programs respectively or transfer the rights over unexploited intellectual property.
Because of the Company's decision in June 2018 to discontinue the development of ezutromid, the financial liabilities attributable to the charitable funding arrangements with MDA and DPF were remeasured during the year ended January 31, 2019, as future royalties on revenues generated from the DMD program are no longer anticipated. This remeasurement resulted in a credit to the Statement of operations and comprehensive (loss) income. The portion of the credit presented as other operating income during the year ended January 31, 2019, represents the component of the funding received from MDA and DPF not previously credited to the consolidated statement of operations and comprehensive (loss) income upon initial recognition of the financial liability. The portion of the credit presented as a remeasurement of financial liabilities on funding arrangements during the year ended January 31, 2019, relates to previous remeasurements and discounting associated with the financial liability which were previously recognized as finance costs. As such, the value of the estimated financial liabilities for funding arrangements as of December 31, 2020 and 2019, amounted to $nil.
As the Company discontinued the development of ezutromid, there are no sensitivities disclosed in relation to the charitable funding arrangements with MDA and DPF, since there are no reasonably possible changes in assumptions that would result in a different value of the liability as of December 31, 2020 or 2019.

16. Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts and other receivables, accounts payable and contingent considerations. The Company believes that the recorded values of cash and cash equivalents, accounts and other receivables and accounts payable approximate their current fair values because of their nature and respective maturity dates or durations. The fair value of the contingent consideration liability as of December 31, 2020 is $nil (December 31, 2019: $0.1 million) and is determined based on “Level 3” inputs.

The contingent consideration relates to the acquisition of Discuva Limited in December 2017 based on the terms of the share purchase agreement. During the year ended December 31, 2020, the Company reassessed the contingent consideration in line with the anticipated settlement of consideration liability and determined no further payments were required under the agreement. The remaining balance of $0.1 million was reversed to the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2020 and eleven months ended December 31, 2019, payments of $nil and $0.7 million were made during the periods respectively.

The fair value of the contingent consideration was measured using the discounted cashflow forecast model. The expected payments were primarily due to research and development tax credits received and receivable by Discuva in respect to financial years prior to the Company's acquisition, of which the sellers were due a specified portion of these amounts.

The following table is a reconciliation of Level 3 liabilities recorded at fair value using significant unobservable inputs:

(In thousands)
Balance January 31, 2019	$825
Payments	(703)
Foreign currency translation	(17)
Balance December 31, 2019	$105
Release of liability	(105)
Balance December 31, 2020	$—

17. Leases

The Company has two operating leases relating to its U.K.-leased properties in Oxford and Cambridge that are within the scope of ASC 842. A summary of these leases is as follows:
•In February 2017, the Company entered into a 10-year lease agreement for its office premises in Oxford, U.K. The lease contains a break clause with the option to terminate the lease on the fifth anniversary of the agreement. The Company does not factor in the period covered by the break clause when accounting for this lease.
•In December 2017, the Company entered into a 4-year lease agreement for its office and lab premises in Cambridge, U.K. The lease contains a break clause with the option to terminate the lease on the second anniversary of the agreement. The Company factors in the period covered by the break clause when accounting for this lease, as the break clause notice period has now passed and was not exercised by the Company.
The adoption of ASC 842 resulted in the recognition of lease liabilities and right-of-use assets. The carrying value of the right-of-use assets as of December 31, 2020, is $0.6 million (December 31, 2019: $1.0 million). Future minimum lease payments under non-cancellable operating leases as of December 31, 2020 were as follow:

(in thousands)
2021	$401
2022	76
Total minimum lease payments	477
Less: imputed interest	(12)
Present value of lease liabilities	$465

Liabilities
Current lease liabilities	$390
Non-current lease liabilities	75
$465

The weighted average remaining lease term is 1.1 years (December 31, 2019: 2.1 years). The weighted average discount rate is 3.75% (December 31, 2019: 3.75%).

Lease payments consist primarily of fixed payments. The following table contains a summary of the lease costs recognized and other information pertaining to the Company’s leases for the periods ending December 31, 2020, December 31, 2019 and January 31, 2019:

	Year ended December 31, 2020	Eleven months ended December 31, 2019	Year ended January 31, 2019
	(in thousands)
Operating lease cost	$478	$447	$501

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$488	$435	$369

18. Other Non-Current Liabilities

Included within other non-current liabilities at December 31, 2020 is $2.3 million (December 31, 2019: $2.4 million) relating to assumed contingent liabilities. As part of the acquisition of Discuva Limited in December 2017, the Company assumed certain contingent liabilities as certain employees, former employees and former directors of Discuva Limited are eligible for payments from Discuva Limited based on specified development and clinical milestones related to proprietary product candidates developed under the Discuva Platform. The timing of these potential payments is uncertain.

The contingent liability was remeasured in the third quarter of 2020 to reflect a change in the timing of expected payments following the Company's decision not to advance the DDS-01 series of antibiotics and to cease work on the gonorrhea program. The gain on remeasurement of the liability is included within other income (expense) in the Consolidated Statement of Operations and Comprehensive (Loss) Income. The table below describes the value of the assumed contingent liabilities as of December 31, 2020, of $2.3 million compared to what the total value would be following the presented variations to the underlying assumptions in the model:

December 31, 2020
Estimated assumed contingent liabilities	(In thousands)
1% lower discount rate	2,416
1% higher discount rate	2,129
10% lower probability of success	1,864
10% higher probability of success	2,630

19. Equity
Reverse stock split
In conjunction with the Company’s Redomiciliation, the Company acquired all of the outstanding ordinary shares of Summit Therapeutics, plc on the basis of one share of the Company’s common stock for every 5 ordinary shares outstanding, which had the effect of a 1-for-5 reverse stock split. On the effective date of the Redomiciliation, the number of outstanding shares was reduced from 335.9 million to 67.2 million. All share and per share amounts in these consolidated financial statements and related notes for periods prior to the Redomiciliation have been retroactively adjusted to reflect the effect of the exchange ratio.

Common stock

On November 6, 2020 the Company closed on a fundraising of $50.0 million through the issuance and sale in a private placement of shares of common stock to Mr. Robert W. Duggan and other existing stockholders of the Company. The Company issued 14,970,060 shares of common stock at a price of $3.34 per share and received gross proceeds of $50.0 million. All new shares of common stock rank pari passu with existing shares of common stock.

On December 24, 2019, the Company completed an equity placing, issuing 35,075,690 new shares of common stock at a price of $1.43 to existing investors. Total gross proceeds of $50.0 million were raised and directly attributable transaction costs $0.9 million were incurred. All new shares of common stock rank pari passu with existing shares of common stock.

Warrants
As part of the equity placing on December 24, 2019, the participating investors were granted warrants with the right to subscribe for 5,261,350 new shares of common stock at an exercise price of $1.58, exercisable any time in the period commencing on the date falling six months following December 24, 2019 and ending on the tenth anniversary of admission. Each warrant entitles the warrant holder to subscribe in cash for one share. Shares of common stock allotted pursuant to the exercise of the warrant will rank in full for all dividends and other distributions with a record date after the exercise date with the shares of common stock in issue at that date. The Company has the option to require the warrant holder to exercise some or all of the outstanding warrants after the third anniversary date if the ten-day volume weighted average price of the shares of common stock as reported on Nasdaq represents a premium of at least 50 percent to the exercise price. The warrants are classified within stockholders’ equity as they are indexed to the Company's shares of common stock and require settlement in its shares of common stocks with no provision for any cash settlement.
Warrants granted over shares of comment stock to consultants in exchange for certain services are similar to stock based compensation, further details on these warrants can be found in note 20. The Company has total warrants outstanding of 5,821,137 as of December 31, 2020 (December 31, 2019: 8,620,082).

Dividends
No dividends were paid or declared during year ended December 31, 2020, eleven months ended December 31, 2019 and the year ended January 31, 2019.

Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss:

Foreign currency translation adjustment
(In thousands)
Balance, January 31, 2018	$(4,319)
Other comprehensive income	(496)
Balance, January 31, 2019	$(4,815)

Balance, January 31, 2019	$(4,815)
Other comprehensive loss	51
Balance, December 31, 2019	$(4,764)

Balance, December 31, 2019	$(4,764)
Other comprehensive loss	970
Balance, December 31, 2020	$(3,794)

20. Stock Based Compensation

2016 Long Term Incentive Plan

In September 2020, in conjunction with the Redomiciliation, the 2016 Long Term Incentive Plan, (the "2016 Plan") and the Company's outstanding restricted stock units ("RSUs") were assumed and adopted by Summit Therapeutics Inc. and all awards were exchanged with replacement awards issued. Subsequent to the Redomiciliation, no additional grants will be made under the 2016 Plan and any outstanding awards under the 2016 Plan and RSUs will continue with their original terms. The Company concluded that the adoption of the 2016 Plan and RSUs and issuance of replacement awards was a modification but with no change in the material rights and preferences and therefore no recorded change in the fair value of each respective award.

2020 Stock Award Plan

In September 2020, the Company’s board of directors approved the 2020 Stock Incentive Plan (the “2020 Plan”), which became effective on September 21, 2020. The 2020 plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Upon the effectiveness of the 2020 Plan, the Company ceased granting awards under its 2016 Plan (the “2016 Plan” together with the 2020 Plan, the “Plans”).

A total of 8,000,000 shares of common stock were initially reserved for issuance under the 2020 Plan. Additionally, up to 5,000,000 shares of common stock can be added to the 2020 Plan for future issuance from options that expire, lapse unexercised or are terminated from the 2016 Plan or any other predecessor plans. The number of shares of common stock that may be issued under the 2020 Plan will automatically increase on each January 1, beginning in 2021 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2030, equal to the lesser of (i) 6,400,000 shares of common stock, (ii) 4% of the common shares outstanding on the final day of the immediately preceding calendar year and (iii) an amount as determined by the Company’s board of directors. As of December 31, 2020, 4,650,091 shares remained available for future grant under the 2020 Plan. On January 1, 2021, the Company increased the number of shares to be issued by 3,303,002 shares, which represented 4% of the common shares outstanding on December 31, 2020. After the annual increase, there are 7,953,093 shares available to be issued under the 2020 Plan.

2020 Employee Share Purchase Plan

In September 2020, the Company’s board of directors approved the 2020 Employee Share Purchase Plan (the “2020 ESPP”), which became effective on September 21, 2020. A total of 1,000,000 common shares were initially reserved for issuance under the 2020 ESPP. The number of common shares that may be issued under the 2020 ESPP will automatically increase on each January 1, beginning in 2021 and continuing for each fiscal year until, and including the fiscal year beginning January 1, 2030 equal to the lesser of (i) 1,600,000 shares of common stock, (ii) 1% of the common shares outstanding on the final day of the immediately preceding calendar year and (iii) an amount as determined by the Company’s board of directors. As of December 31, 2020, 1,000,000 common shares were available to be issued under the ESPP.

Stock Options

The grant-date fair value of the Company’s stock option awards issued to employees and directors was calculated using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

	Year ended December 31, 2020	Eleven months ended December 31, 2019	Year ended January 31, 2019
Risk-free interest rate	0.29%	0.61%	0.86%
Expected term (in years)	5.9	2.5	2.6
Expected volatility	71.9%	64.6%	60.7%
Expected dividend yield	zero	zero	zero

The following table summarizes stock option activity for the year ended December 31, 2020:

`	Number of share options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2019	4,644,835	$1.80
Granted	3,135,204	$3.47
Forfeited	(3,791,662)	$2.07
Exercised	(315,409)	$1.88
Outstanding at December 31, 2020	3,672,968	$2.90	8.9 years	$6,641
Vested and Expected to Vest at December 31, 2020	3,488,858	$2.89	8.9 years	$6,325
Exercisable at December 31, 2020	769,564	$2.36	7.7 years	$1,817

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2020, the eleven months period ended December 31, 2019 and year ended January 31, 2019, was $2.20, $0.65 and $2.00, respectively, per share. The aggregate intrinsic value of the Company's stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the year ended December 31, 2020 and the eleven months period ended December 31, 2019, was $0.9 million and zero, respectively. There were no stock option exercises in the eleven months ended December 31, 2019 as the market value was below the exercise price.

During the year ended December 31, 2020, the Company granted 7,865,676 stock options subject to performance based conditions, of which 5,562,500 stock options are outstanding at December 31, 2020. As of December 31, 2020, the performance conditions had not been agreed and communicated and therefore a grant date has not yet been established. As such, these performance based stock options have been excluded from the summary of stock option activity above and no expense has been recorded in the consolidated statement of operations.

During the year ended January 31, 2019, the former executive director, key management and employees voluntarily surrendered options to subscribe for a total of 1,434,410 shares of common stock. This cancellation resulted in an accelerated stock-based payment expense of the remaining fair value of those awards during the year ended January 31, 2019.

At December 31, 2020, there was $3.8 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 3.6 years.
Restricted Stock Units
The Company's outstanding restricted stock units ("RSUs") consist of nominal-cost options which were granted to non-executive directors. The following table summarizes the activity relating to RSUs for the year ended December 31, 2020:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2020	138,461	$0.07
Exercised during the year	(111,538)	$0.07
Number of RSUs outstanding at December 31, 2020	26,923	$0.07	0.1 years	$125
Vested at December 31, 2020	26,923	$0.07	0.1 years	$125

No RSUs were granted during the year ended December 31, 2020. The weighted-average grant-date fair value of stock options granted during the eleven months period ended December 31, 2019 was $1.62 a per share. The aggregate intrinsic value of the Company's stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the year ended December 31, 2020 and the eleven months period ended December 31, 2019, was $124,653 and $118,261, respectively.

At December 31, 2020, there was no unrecognized compensation expense related to RSU's as the requisite service period was completed in a prior year.

The assumptions used in the valuation on grant date are as follows:

Date of grant	Exercise price	Share price at grant date	Fair value per option	Award life (years)	Risk free rate	Volatility
January 11, 2019	$0.07	$1.65	$1.60	1 year	0.79%	57.00%

Consultant Warrants
As part of the equity placing on December 24, 2019, participating investors were granted warrants with the right to subscribe for 3,358,732 new shares of common stock to a consultant in exchange for certain services. The warrants have an exercise price of $1.44 and vest quarterly over three years. If the consulting agreement terminates prior to three years after the date of the grant, all unvested warrants will be deemed lapsed. On June 30, 2020 the consulting agreement was terminated and 2,798,945 warrants lapsed immediately.

The fair value of shares of common stock involved is estimated on the date of grant using Black-Scholes valuation methodology that uses the assumptions noted in the following table. Because Black-Scholes valuation methodology incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical share price performance, weighted to exclude periods of unusually high volatility. The Company assumed the warrant to be exercised immediately on vesting. The risk-free rate is equal to the prevailing U.K. Gilts rate at grant date that most closely matches the expected term of the grant. Expected dividend yield is zero, consistent with the Directors’ view that the Company’s business model is to generate value through capital growth rather than the payment of dividends.
As of December 31, 2020, 559,787 of consultant warrants were vested and had an intrinsic value of $1.82 million. These consultant warrants outstanding at December 31, 2020, had a weighted average exercise price of $1.44 and a weighted average remaining contractual life of 4.5 years.
Each warrant entitles the warrant holder to subscribe in cash for one share. Shares of common stock allotted pursuant to the exercise of the warrant will rank in full for all dividends and other distributions with a record date after the exercise date with the shares of common stock in issue at that date.
At December 31, 2020, there was no unrecognized compensation expense related to warrants.
The fair value per consultant warrant granted and the assumptions used in the calculations are as follows:

Date of grant	Exercise price	Share price at grant date	Fair value per option	Award life (years)	Risk free rate	Volatility
December 24, 2019	1.44	1.37	0.95	5.38	0.10%	73.00%

The Company recorded stock‑based compensation expense for options granted to consultants of $0.5 million and $0.02 million during the year ended December 31, 2020 and eleven months ended December 31, 2019, respectively.
Stock‑based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year ended December 31, 2020	Eleven months ended December 31, 2019	Year ended January 31, 2019
	(in thousands)
Research and development	$749	$381	$1,448
General and administrative	1,017	464	4,847
Total stock-based compensation	$1,766	$845	$6,295

21. Commitments and Contingencies
Fixed asset purchase commitments
At December 31, 2020 and December 31, 2019, the Company had no capital commitments.
Other commitments
The Company enters into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore are cancellable contracts and are not required to be disclosed.

Indemnifications
The Company's certificate of incorporation provides that it will indemnify the directors and officers to the fullest extent permitted by Delaware law. In addition, the Company has entered into indemnification agreements with all of the directors and executive officers. These indemnification agreements may require the Company, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of the Company's directors or executive officers. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2020.

22. Related Party Transactions

On March 24, 2021, Mr. Duggan entered into a Note Purchase Agreement (the “Purchase Agreement”) pursuant to which he has loaned the Company $55.0 million in exchange for the issuance by the Company of an unsecured promissory note (the “Note”) in the amount of $55.0 million. The Note accrues interest at a rate per annum equal to 150% of the applicable 10 Year US Treasury rate, as adjusted monthly. The rate is initially estimated to be approximately 2.4%. The Company may prepay any portion of the Note at its option without penalty. The Note will mature and become due upon the earlier of (i) the consummation of a registered public offering with net proceeds of no less than $55.0 million, or (ii) 13 months from the date of issuance of the Note. It is anticipated that this Note will be repaid in connection with the consummation of the rights offering described below. In addition, the Purchase Agreement provides Mr. Duggan a pro rata participation right in a subsequent Company equity financing transaction on terms at least equivalent to such terms as are agreed with any other third party investors. In any such transaction, Mr. Duggan would be permitted to apply the principal of the Note (to the extent the Note remains outstanding) to the purchase price of any such equity investment.

On November 6, 2020, the Company completed a private placement with Mr. Robert W. Duggan who subscribed for an aggregate of 14,071,856 shares of common stock, par value $0.01 per share at a price of $3.34 per common share of stock.

On November 6, 2020, the Company completed a private placement with the Mahkam Zanganeh Revocable Trust which subscribed for an aggregate of 149,701 shares of common stock, par value $0.01 per share at a price of $3.34 per common share of stock. Dr Zanganeh was appointed to the Board of Directors on November 11, 2020 and as Chief Operating Officer on November 22, 2020. As trustee of the Mahkam Zanganeh Revocable Trust, Dr. Zanganeh may be deemed to beneficially own the securities of the Company held by the Mahkam Zanganeh Revocable Trust.

On December 24, 2019, the Company completed a private placement with Mr. Robert W. Duggan, who subscribed for an aggregate of 33,231,410 shares of common stock, par value $0.01 per share, and warrants to purchase an aggregate of 4,984,711 shares of common stock at a subscription price of $1.43 for a Subscription Share plus a Subscription Warrant, pursuant to a securities purchase agreement he entered into with the Company. The exercise price of the Subscription Warrants is $1.58 per share. The Subscription Warrants are exercisable any time in the period commencing on June 24, 2020, and ending on December 24, 2029.

On December 6, 2019, the Company entered into a deed of termination of the relationship agreement with Mr. Duggan and Cairn Financial Advisers LLP, a limited liability partnership incorporated in England and Wales with the Registrar of Companies of England and Wales, as the Company's nominated adviser. The relationship agreement regulated the Company’s relationship with Mr. Duggan and limited Mr. Duggan’s influence over the Company’s corporate actions and activities and the outcome of general matters pertaining to the Company. The deed of termination became effective on February 24, 2020, upon the cancellation of the admission of the ordinary shares on AIM.

On December 24, 2019, the Company completed a private placement with Mr. Glyn Edwards, the former Chief Executive Officer, who subscribed for an aggregate of 90,495 shares of common stock, par value $0.01 per share, and warrants to purchase an aggregate of 13,574 shares of common stock at a subscription price of $1.43 for a Subscription Share plus a Subscription Warrant, pursuant to a securities purchase agreement he entered into with the Company. The exercise price of the Subscription Warrants is $1.58 per share. The Subscription Warrants are exercisable any time in the period commencing on June 24, 2020, and ending on December 24, 2029.

In 2020, the Company had in place a consultancy agreement with Maky Zanganeh and Associates, Inc. (“MZA”) to provide support for clinical operation activities related to the ongoing global Phase 3 clinical trials of ridinilazole for the treatment of CDI, regulatory activities pertaining to a potential new drug application should the Phase 3 trials be successful and strategic planning support more generally for the ridinilazole program. Maky Zanganeh is the sole owner of MZA, and Dr. Elaine

Stracker, who served for a period during fiscal year 2020 as a director of the Company and as the Company’s Interim Chief Operating Officer, was at the time the General Counsel and Senior Vice President for Corporate Development at MZA. The fees for such services under the consultancy agreement with MZA were $75,000 per month. In addition to such monthly fee, MZA was granted warrants over 3,358,732 shares of common stock with an exercise price of $1.44 per share, vesting on a quarterly basis over three years from the date of grant, subject to MZA’s provision of consultancy services to the Company during such period. During the period of MZA's engagement, $470,000 of consultancy fees were incurred by the Company and a warrant expense of $511,872 was recognized. The consultancy agreement with MZA was terminated by mutual agreement on June 30, 2020. The warrants granted to MZA were subsequently assigned to Dr. Zanganeh and Dr. Stracker. Dr. Zanganeh and Dr. Stracker have vested warrants to purchase 489,815 and 69,973 shares of common stock, respectively, which can be exercised through June 30, 2025.

23. Subsequent Events

On March 24, 2021, Mr. Duggan entered into a Note Purchase Agreement (the “Purchase Agreement”) pursuant to which he has loaned the Company $55.0 million in exchange for the issuance by the Company of an unsecured promissory note (the “Note”) in the amount of $55.0 million. The Note accrues interest at a rate per annum equal to 150% of the applicable 10 Year US Treasury rate, as adjusted monthly. The rate is initially estimated to be approximately 2.4%. The Company may prepay any portion of the Note at its option without penalty. The Note will mature and become due upon the earlier of (i) the consummation of a registered public offering with net proceeds of no less than $55.0 million, or (ii) 13 months from the date of issuance of the Note. It is anticipated that this Note will be repaid in connection with the consummation of the rights offering. In addition, the Purchase Agreement provides Mr. Duggan a pro rata participation right in a subsequent Company equity financing transaction on terms at least equivalent to such terms as are agreed with any other third party investors. In any such transaction, Mr. Duggan would be permitted to apply the principal of the Note (to the extent the Note remains outstanding) to the purchase price of any such equity investment.

On March 25, 2021, the Company’s Board of Directors approved a rights offering available to all holders of record of the Company’s common stock, par value $0.01 (the "Common Stock"), as of the close of business on April 9, 2021. The Company intends to distribute to all holders of Common Stock as of the record date non-transferable subscription rights to purchase shares of Common Stock at a price per share equal to the lesser of (i) $5.24 per share, the closing price of the Common Stock on March 24, 2021, or (ii) the volume weighted-average price of the Common Stock for the ten consecutive trading days through and including the expiration date of the offering, currently contemplated to be May 4, 2021. Assuming that the rights offering is fully subscribed, the Company will receive gross proceeds of up to $75.0 million, less expenses related to the rights offering. The rights offering will include an over-subscription right to permit each rights holder that exercises its basic subscription rights in full to purchase additional shares of Common Stock that remain unsubscribed at the expiration of the offering. The availability of the over-subscription right will be subject to certain terms and conditions to be set forth in the offering documents. Robert W. Duggan, the Executive Chairman and Chief Executive Officer and principal stockholder, has indicated that he intends to participate in the rights offering and subscribe for at least the full amount of his basic subscription rights, but has not made any formal binding commitment to do so.

On March 26, 2021, Summit Therapeutics Sub Inc. entered into a Sublease with MZA for premises consisting of 4,500 feet of space at 2882 Sand Hill Road, Menlo Park, CA (the “Sublease”). The Sublease runs until September 2022, with monthly rent payments to MZA of $57,960 in the first six months and $59,670 for the remainder of the term of the Sublease. The rent payable under the terms of the Sublease is equivalent to the proportionate share of the rent payable by MZA to the third party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied.