Form 10-Q
period 2021-03-31
Summit Therapeutics Inc.
filed 2021-05-17
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 12, 2021, there were 97,244,567 shares of common stock, par value $0.01 per share, outstanding.

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
•the potential benefits of possible future acquisitions or investments in other businesses, products or technologies;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Summit Therapeutics Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$102,194	$66,417
Accounts receivable	447	331
Prepaid expenses	7,995	9,547
Other current assets	985	1,523
Research and development tax credit receivables	13,596	9,856
Total current assets	125,217	87,674

Property and equipment, net	684	725
Right-of-use assets	1,487	554
Goodwill	2,047	2,030
Intangible assets, net	11,359	11,515
Total assets	$140,794	$102,498

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,114	$6,140
Accrued expenses	4,915	4,261
Other current liabilities	581	729
Lease liabilities	1,056	390
Deferred revenue and income	7,423	8,370
Promissory note payable to a related party	54,963	—
Total current liabilities	73,052	19,890

Deferred revenue and income	383	569
Lease liabilities	351	75
Other non-current liabilities	2,603	2,511
Total liabilities	76,389	23,045

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value: 250,000,000 shares authorized; 82,919,522 and 82,575,064 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	829	826
Additional paid-in capital	295,129	293,367
Accumulated other comprehensive loss	(3,119)	(3,794)
Accumulated deficit	(228,434)	(210,946)
Total stockholders' equity	64,405	79,453
Total liabilities and stockholders' equity	$140,794	$102,498

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

Summit Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$192	$324
Operating expenses:
Research and development	18,379	12,912
General and administrative	4,185	3,572
Total operating expenses	22,564	16,484
Other operating income	5,449	6,820
Operating loss	(16,923)	(9,340)
Other income (expense), net	(565)	3,261
Loss before income tax expense	(17,488)	(6,079)
Income tax expense	—	(55)
Net loss	$(17,488)	$(6,134)
Loss per share:
Basic and Diluted	$(0.21)	$(0.09)
Weighted-average shares used to compute loss per share:
Basic and Diluted	82,817,836	67,217,701
Other comprehensive income / (loss):
Change in foreign currency translation adjustment	675	(4,624)
Comprehensive loss	$(16,813)	$(10,758)

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

Summit Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Total Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	82,575,064	$826	$293,367	$(3,794)	$(210,946)	$79,453
Issuance of common stock from exercise of stock options	344,458	3	894	—	—	897
Stock-based compensation	—	—	868	—	—	868
Foreign currency translation adjustment	—	—	—	675	—	675
Net loss	—	—	—	—	(17,488)	(17,488)
Balance at March 31, 2021	82,919,522	$829	$295,129	$(3,119)	$(228,434)	$64,405

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Total Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	67,178,054	$672	$241,204	$(4,764)	$(158,249)	$78,863
Issuance of common stock from exercise of stock options	53,846	—	3	—	—	3
Stock-based compensation	—	—	297	—	—	297
Foreign currency translation adjustment	—	—	—	(4,624)	—	(4,624)
Net loss	—	—	—	—	(6,134)	(6,134)
Balance at March 31, 2020	67,231,900	$672	$241,504	$(9,388)	$(164,383)	$68,405

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

Summit Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,488)	$(6,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	103	66
Unrealized foreign exchange gain	(1,719)	75
Depreciation of operating right-of-use assets	152	112
Depreciation	80	72
Amortization of intangible assets	255	266
Stock-based compensation	868	297
Change in operating assets and liabilities:
Accounts receivable	(114)	(1,246)
Prepaid expenses	1,638	(472)
Other current assets	549	33
Research and development tax credit receivable	(3,661)	(1,645)
Deferred revenue and income	(1,200)	1,727
Accounts payable	(2,082)	2,696
Accrued liabilities	2,102	(745)
Lease liabilities	(152)	(61)
Net cash used in operating activities	(20,669)	(4,959)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(39)	(30)
Purchase of intangible assets	—	(164)
Net cash used in investing activities	(39)	(194)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party promissory note	55,000	—
Proceeds from exercise of stock options	897	3
Net cash provided by financing activities	55,897	3

Effect of exchange rates on cash and cash equivalents	588	(3,749)
Increase / (decrease) in cash and cash equivalents	35,777	(8,899)
Cash and cash equivalents at beginning of the period	66,417	63,842
Cash and cash equivalents at end of the period	$102,194	$54,943

	Three Months Ended March 31,
	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$—	$6
Debt issuance costs in accrued expenses	$38	$—

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of the business and operations

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

On September 18, 2020, Summit, a Delaware corporation, became the successor issuer to Summit Therapeutics plc, a public limited company incorporated under the laws of England and Wales with the Registrar of Companies of England and Wales, United Kingdom, for certain purposes under both the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such succession occurred pursuant to a statutory scheme of arrangement under U.K. law pursuant to which all Summit Therapeutics plc outstanding ordinary shares were exchanged on a five-for-one basis for newly issued shares of Summit common stock and Summit became the holding company of Summit Therapeutics plc (the predecessor registrant and former holding company) and its subsidiaries, which is referred to as the Redomiciliation Transaction. Concurrently, Summit Therapeutics plc was converted into a private limited company under the laws of England and Wales and renamed Summit Therapeutics Limited. In addition, the warrants and stock options to purchase shares of Summit Therapeutics plc were canceled and replacement warrants and stock options to purchase common stock in Summit Therapeutics Inc. were issued. The scheme of arrangement was accounted for as an exchange of equity interests among entities under common control. All assets and liabilities of Summit Therapeutics plc were assumed by Summit, resulting in the retention of the historical basis of accounting as if they had always been combined for accounting purposes and the historical consolidated financial statements of Summit Therapeutics plc became the historical consolidated financial statements of Summit Therapeutics Inc. All share and per share amounts for periods prior to the Redomiciliation Transaction in the financial statements have been retroactively reflected to be presented in shares of our common stock, par value $0.01 per share.

2. Basis of presentation and summary of significant accounting policies

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and disclosures required by GAAP for complete consolidated financial statements are not included herein. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of Summit Therapeutics Inc. and its consolidated subsidiaries (the "Company") which are included in the Annual Report on Form 10-K, filed on March 31, 2021.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of a normal recurring nature, necessary for a fair statement of its financial position as of March 31, 2021, and its results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. The balance sheet at December 31, 2020, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of the period are not necessarily indicative of full year results or any other interim period. The financial results of the Company's activities are reported in U.S. dollars (“USD”).

Certain prior period amounts within the consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2020 have been reclassified to conform to the current period presentation. Specifically, a foreign currency gain of $3.3 million previously included as part of total operating expenses within general and administrative expenses has been reclassified to be presented as part of other income (expense), net and expenses of $0.4 million previously reported as general and administration expenses are now presented as research and development expenses in conformity with the current period presentation.

During the quarter ended December 31, 2020, the Company identified a deferred tax asset relating to the acquired carried forward tax losses arising from the acquisition of Discuva Limited in December 2017 that was not included as part of the business combination accounting. Furthermore, the Company identified deferred tax assets relating to available carried forward group tax losses arising as a result of the acquisition of Discuva Limited in December 2017 that were not included in the Company's subsequent balances sheets. As a result, in the Company's previously issued March 31, 2020 financial statements, the Company incorrectly recognized $0.4 million of goodwill and omitted the inclusion of deferred tax assets of $1.9 million in the balance sheet as of March 31, 2020. Since the Company's deferred tax liabilities and deferred tax assets both arise in the U.K. tax jurisdiction, accordingly these are offset on the consolidated balance sheet. The Company records a full valuation allowance against the deferred tax assets in excess of the deferred tax liabilities, as the deferred tax liability represents future reversals of existing taxable temporary differences. The impact of these errors on net (loss) income was a deferred tax benefit of $0.2 million the three months ended March 31, 2020. The misstatement had no net impact on the Company’s consolidated statements of cash flows. Management concluded that the correction was not material to previously issued consolidated financial statements. Since these errors were not material to any previously issued annual or interim financial statements, no amendments to previously filed financial statements were required. Consequently, the Company has corrected for these errors by revising the March 31, 2020 balances herein and the annual financial statements on the Company's Form 10-K, filed on March 31, 2021.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impact of COVID-19

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

Management believes the estimates and assumptions underlying our unaudited interim consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2021, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.

Recently adopted accounting standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this ASU are intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments are also intended to improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU became effective for the Company on January 1, 2021. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Recent accounting standards not yet adopted

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

3. Going concern

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. As of March 31, 2021, the Company had cash and cash equivalents of $102.2 million and an accumulated deficit of $228.4 million. During the three months ended March 31, 2021, the Company incurred a net loss of $17.5 million and used $20.7 million of cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. Until such time as the Company can generate substantial revenue and achieve profitability, the Company will need to raise additional capital.

On May 12, 2021, the Company closed its previously announced rights offering, which was fully subscribed. The Company received aggregate gross proceeds from the rights offering of $75.0 million from the sale of 14,312,976 shares of the Company’s common stock, par value $0.01, at a price per share of $5.24. In connection with the closing of the rights offering, the unsecured promissory note of $55.0 million received from Mr. Duggan on April 20, 2021, matured and became due, and the Company repaid all principal and accrued interest thereunder using a portion of the proceeds of the rights offering. The Company's existing cash resources, funding agreements, research and development tax credits receivable and the net proceeds of the rights offering, are expected to be sufficient to enable the Company to fund its current operating plans until the fourth quarter of 2022.

The Company continues to evaluate options to further finance its cash needs through a combination of some, or all, of the following: equity and debt offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations and patient advocacy groups, and marketing, distribution or licensing arrangements. While the Company believes that funds would be available in this manner before the fourth quarter of 2022, there can be no assurance that the Company will be able to generate funds, on terms acceptable to the Company, on a timely basis or at all, which would impact the Company’s ability to continue as a going concern.

4. Segment reporting

The Company's chief operating decision maker, the Company’s Chief Executive Officer and Chief Operating Officer, views the Company’s operations and manages its business as a single reportable operating segment. The Company's single operating segment covers the Company’s research and development activities, primarily comprising the C. difficile infection ("CDI") program and antibiotic pipeline research activities. Since the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

The Company operates in two geographic regions: the United Kingdom and the United States. Substantially all of the Company's long-lived assets are held in the United Kingdom.

For details of revenue from external customers by geography refer to Note 5.

5. Revenue

	Three Months Ended March 31,
	2021	2020
Analysis of revenue by category:	(in thousands)
Licensing agreements	$192	$324
	$192	$324

Revenue recognized in the period consists only of amounts received from the license and commercialization agreement with Eurofarma Laboratórios S.A.

	Three Months Ended March 31,
	2021	2020
Analysis of revenue by geography:	(in thousands)
Latin America	$192	$324
	$192	$324

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
For the three months ended March 31, 2021 the Company recognized $0.2 million of revenue and $0.3 million for the three months ended March 31, 2020, which related to the upfront payment and the first enrollment milestone in accordance with the Company's revenue recognition policy. The revenue is being recognized ratably over the performance period to reflect the transfer of control to the customer occurring over the time period that the research and development services are provided by the Company, and this output method is, in management’s judgment, the best measure of progress towards satisfying the performance obligation.
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

6. Other operating income

	Three Months Ended March 31,
	2021	2020
Analysis of other operating income by category:	(in thousands)
Income recognized in respect of BARDA	$1,770	$4,949
Research and development credits	3,679	1,764
Grant income	—	107
	$5,449	$6,820
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

As of March 31, 2021, an aggregate of $53.9 million of the total committed BARDA funding had been received and the Company has recognized $47.4 million of cumulative income since contract inception.

Research and development credits

Income from research and development ("R&D") tax credits, consists of R&D tax credits received in the U.K. The Company benefits from two U.K. R&D tax credit cash rebate regimes: Small and Medium Enterprise, or SME, Program and the Research and Development Expenditure Credit ("RDEC") Program. Qualifying expenditures largely comprise employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which the Company does not receive income. Tax credits related to the SME Program and RDEC are recorded as other operating income in the consolidated statements of operations and other comprehensive (loss) income. Under both schemes, the Company receives cash payments that are not dependent on the Company’s pre-tax net income levels.
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

For the three months ended March 31, 2021 and March 31, 2020, the Company recognized research and development tax relief in respect of the SME regime of $3.5 million and $1.6 million, respectively, the remaining research and development credit related to the RDEC regime.

CARB-X

Grant income in the prior period consists of income from a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program ("CARB-X") for the Company's antibiotic pipeline research and development activities specifically relating to the DDS-01 series of antibiotics. In the fourth quarter of 2020, the Company decided not to advance the DDS-01 series and to cease work on the gonorrhea program, as such no further grant income is expected to be received from CARB-X under the award.

7. Loss per share

The calculation of loss per share is based on the following data:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share data)
Net loss	$(17,488)	$(6,134)

Basic weighted average number of shares of common stock outstanding	82,817,836	67,217,701
Diluted weighted average number of shares of common stock outstanding	82,817,836	67,217,701

Basic loss per share from operations	(0.21)	(0.09)
Diluted loss per share from operations	(0.21)	(0.09)

Anti-dilutive shares excluded from diluted earnings per share	11,360,940	12,651,602

8. Intangible assets

	March 31, 2021			December 31, 2020
	Gross carrying amount	Accumulated amortization and impairment	Net	Gross carrying amount	Accumulated amortization and impairment	Net
(In thousands)
Utrophin program acquired	$4,572	$(4,572)	$—	$4,534	$(4,534)	$—
Discuva platform acquired	14,689	(3,330)	11,359	14,565	(3,050)	11,515
Option over non-financial asset	929	(929)	—	921	(921)	—
Other patents and licenses	151	(151)	—	150	(150)	—
	$20,341	$(8,982)	$11,359	$20,170	$(8,655)	$11,515

Amortization expense was $0.3 million for the periods ended March 31, 2021 and March 31, 2020.

9. Promissory note payable to a related party

On March 24, 2021, the Company entered into a Note Purchase Agreement (the “Initial Purchase Agreement”) pursuant to which Robert W. Duggan, the Company's Executive Chairman, Chief Executive Officer and primary stockholder, loaned the Company $55.0 million in exchange for the issuance by the Company of an unsecured promissory note (the “Initial Note”) in the amount of $55.0 million. The Initial Note was to accrue interest at a rate per annum equal to 150% of the applicable 10 Year US Treasury rate, as adjusted monthly. The rate was initially estimated to be approximately 2.4%. The terms of the Initial Note were that it would mature and become due upon the earlier of (i) the consummation of a registered public offering with net proceeds of no less than $55.0 million, or (ii) 13 months from the date of issuance of the Initial Note.

The Company incurred and capitalized an immaterial amount of debt issuance costs upon entering into the Initial Note, these costs are amortized over the term of the Initial Note. For the three months ended March 31, 2021, the Company recognized interest expense of $27 thousand (March 31, 2020: $nil) in respect of the Initial Note. As of March 31, 2021, the balance of the Initial Note was $55.0 million (March 31, 2020: $nil).

Subsequent to period end, the Company determined, with Mr. Duggan’s agreement, to rescind both the Initial Purchase Agreement and the Initial Note issued, and repaid the principal amount of the Initial Note in full, without interest or penalty. See Note 12 Subsequent events for further details.

10. Stock based compensation

The following table summarizes stock option activity as of March 31, 2021, and changes during the three months ended March 31, 2021:

	Three Months Ended March 31, 2021	Weighted average exercise price
Outstanding at January 1, 2021	3,672,968	$2.90
Granted	2,196,350	$4.77
Forfeited	(11,980)	$2.57
Exercised	(317,535)	$2.82
Number of outstanding options	5,539,803	$3.64
Exercisable at March 31, 2021	616,503	$2.13

In addition to the stock options outstanding above, as of March 31, 2021, the Company had granted 6,657,136 stock options subject to performance based conditions. As of March 31, 2021, the performance conditions had not been agreed and communicated and therefore a grant date for accounting purposes had not been established. As such, these performance based stock options have been excluded from the summary of stock option activity above and no expense has been recorded in the consolidated statement of operations.

The total intrinsic value of all outstanding and exercisable stock options at March 31, 2021 was $12.9 million and $2.3 million, respectively.

The following table summarizes restricted stock units ("RSUs") granted in the form of nominal-cost options as of March 31, 2021 and changes during the three months ended March 31, 2021:

	Three Months Ended March 31, 2021	Weighted average exercise price
Outstanding at January 1, 2021	26,932	$0.07
Exercised during the period	(26,932)	$0.07
Number of outstanding RSUs	—	$—

The Company also had outstanding and exercisable warrants of 5,821,137 as of March 31, 2021 (December 31, 2020: 5,821,137) with weighted average exercise price of $1.56 and a total intrinsic value of $25.1 million.

The following table summarizes stock-based compensation expense reflected in the consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Research and development	$323	$84
General and administrative	546	213
Total stock-based compensation expense	$869	$297

11. Related party transactions
On March 24, 2021, Mr. Duggan entered into a Note Purchase Agreement (the “Initial Purchase Agreement”) pursuant to which he loaned the Company $55.0 million in exchange for the issuance by the Company of an unsecured promissory note (the “Initial Note”) in the amount of $55.0 million. The Initial Note was to accrue interest at a rate per annum equal to 150% of the applicable 10 Year US Treasury rate, as adjusted monthly. The rate was initially estimated to be approximately 2.4%. The terms of the Initial Note were that it would mature and become due upon the earlier of (i) the consummation of a registered public offering with net proceeds of no less than $55.0 million, or (ii) 13 months from the date of issuance of the Initial Note. For the three months ended March 31, 2021, interest of $27 thousand accrued in respect of the Initial Note.

On April 20, 2021, the Company determined, with Mr. Duggan’s agreement, to rescind both the Initial Purchase Agreement entered into with Mr. Duggan on March 24, 2021 and the Initial Note issued thereunder, and repaid the principal amount of the Initial Note in full, without interest or penalty.

On April 20, 2021, subsequent to the repayment of the Initial Note, Mr. Duggan entered into a second Note Purchase Agreement (the “Second Purchase Agreement”) pursuant to which he loaned the Company $55.0 million in exchange for the issuance by the Company of an unsecured promissory note (the “Second Note”) in the amount of $55.0 million. The Second Note accrues interest at a rate per annum equal to 150% of the applicable 10 Year US Treasury rate, as adjusted monthly (initially estimated to be approximately 2.4%). The Company is permitted to prepay any portion of the Second Note at is option without penalty. The Second Note matures and becomes due upon the earlier of (i) the consummation of a registered public offering with net proceeds of no less than $55.0 million or (ii) 13 months from the date of issuance of the Second Note. Following consummation of the rights offering as described below in Note 12 Subsequent events, the Second Note matured and all principal and interest thereunder was repaid by the Company.

On May 12, 2021, Mr. Duggan, participated in the Company's rights offering and purchased a total of 11,365,921 shares of the Company’s common stock, par value $0.01, at a price of $5.24 per share. After giving effect to the rights offering, Mr. Duggan is the beneficial owner of approximately 70.78% of the Company’s outstanding common stock. Dr. Zanganeh, the Company's Chief Operating Officer, also participated in the Company’s rights offering, purchasing a total of 389,077 shares of the Company’s common stock, par value $0.01, at a price of $5.24 per share. For further details related to the rights offering, see Note 12 Subsequent events.

On March 26, 2021, the Company entered into a Sublease with Maky Zanganeh and Associates, Inc. ("MZA") consisting of 4,500 square feet of office space at 2882 Sand Hill Road, Menlo Park, CA (the “Sublease”). The Sublease runs until September 2022, with monthly rent payments to MZA of $57,960 in the first six months and $59,670 for the remainder of the term of the Sublease. The rent payable under the terms of the Sublease is equivalent to the proportionate share of the rent payable by MZA to the third party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the three months ended March 31, 2021, no payments were made pursuant to the Sublease, however the Company accrued charges of $28,980.

12. Subsequent events

On April 20, 2021, Mr. Duggan entered into a Second Note Purchase Agreement pursuant to which he loaned the Company $55.0 million in exchange for the issuance by the Company of an unsecured promissory note in the amount of $55.0 million. Prior to entering into the Second Purchase Agreement, the Company determined, with Mr. Duggan’s agreement, to rescind both the Initial Purchase Agreement entered into with Mr. Duggan on March 24, 2021 and the Initial Note issued thereunder, and had repaid the principal amount under such note in full, without interest or penalty. For further details of the Initial and Second Notes and the rescission, see Note 11 Related party transactions.

On May 12, 2021, the Company closed its previously announced rights offering, which was fully subscribed. The Company received aggregate gross proceeds from the rights offering of $75.0 million from the sale of 14,312,976 shares of the Company’s common stock, par value $0.01, at a price per share of $5.24. Issuance costs associated with the rights offering were immaterial. In connection with the closing of the rights offering the Second Note matured and became due, and the Company repaid all principal and accrued interest thereunder using a portion of the proceeds of the rights offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included herein and our audited consolidated financial statements and related notes for the year ended December 31, 2020 included in our Form 10-K, filed on March 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this filing, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target,” “intend” and similar expressions should be considered forward-looking statements. As a result of many factors, including those factors set forth in the risks identified the “Risk Factors’’ section of our other filings with the Securities and Exchange Commission, or the SEC, our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

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

The COVID-19 pandemic and measures taken to contain it have affected our business and operations in several ways. These include, but are not limited to, the following:

•A substantial portion of our employees are remote working. We have been unable to undertake certain activities directly at the same level as prior to the pandemic, including clinical trial visits and investigator meetings, with such activities being done remotely where possible. We have been relying on remote means of working and communication both internally and externally. We are continuing to monitor and support the health and well-being of our employees and their productivity as remote working continues.
•Certain of our clinical trial sites have suspended enrollment due to facility closures, reduced staff and operations, quarantine travel restrictions and other governmental restrictions. Additionally, we have experienced, and may continue to experience, patient enrollment at a slower pace at certain of our clinical trial sites than expected, which may result in increased clinical development costs.
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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

The following table summarizes the results of our operations for the three months ended March 31, 2021 and 2020, together with the changes to those items:

	Three Months Ended March 31,		Change March 31, 2021 vs. March 31, 2020
	2021	2020	Increase/(Decrease)
	(in thousands, except percentages)
Revenue	192	324	$(132)	(40.7)%
Operating expenses
Research and development	(18,379)	(12,912)	(5,467)	(42.3)
General and administrative	(4,185)	(3,572)	(613)	(17.2)
Total operating expenses	(22,564)	(16,484)	(6,080)	(36.9)
Other operating income	5,449	6,820	(1,371)	(20.1)
Operating loss	(16,923)	(9,340)	(7,583)	(81.2)
Other income (expense), net	(565)	3,261	(3,826)	117.3
Loss before income taxes	(17,488)	(6,079)	(11,409)	(187.7)
Income tax expense	—	(55)	55	(100.0)
Net loss	$(17,488)	$(6,134)	$(11,354)	(185.1)%

Revenue

Revenue was $0.2 million for the three months ended March 31, 2021, compared to $0.3 million for the three months ended March 31, 2020. The Company's revenue in these periods relates wholly to the receipt of a $2.5 million upfront payment and $1.0 million enrollment milestone payment received in respect of the license and commercialization agreement signed with Eurofarma in December 2017.

Other Operating Income

Other operating income was $5.4 million for the three months ended March 31, 2021, as compared to $6.8 million for the three months ended March 31, 2020.

The Company recognized other operating income from the BARDA contract of $1.8 million during the three months ended March 31, 2021, as compared to $4.9 million during the three months ended March 31, 2020. This decrease of $3.1 million is due to reaching the funding limit on certain work segments of the contract, this decrease is partially offset by an increase in U.K. Research and Development Expenditure Credits. During the three months ended March 31, 2021, $3.7 million was recognized in respect of U.K. Research and Development Expenditure Credits for the three months ended March 31, 2021 as compared to $1.8 million for the three months ended March 31, 2020. This increase of $1.9 million is due primarily to additional research and development expenses incurred during the three months ended March 31, 2021 that were not funded by third parties.

Operating Expenses

Research and Development Expenses

The table below summarizes our research and development expenses by category. Our CDI program expenses and antibiotic pipeline development activities include costs paid to contract research organizations, manufacturing costs for our clinical trials and laboratory testing costs and research related expenses. Other research and development costs include staff and travel costs (including those of our internal CDI and antibiotic development teams), research and development related legal costs, patent registration fees, an allocation of facility-related costs and other non-core program related expenses.

	Three Months Ended March 31,
	2021	2020
CDI program	$12,983	$9,510
Antibiotic pipeline research and development costs	149	560
Other research and development costs	5,247	2,842
Total	$18,379	$12,912

Research and development expenses increased by $5.5 million to $18.4 million for the three months ended March 31, 2021, from $12.9 million for the three months ended March 31, 2020. This was due to increased expenditure related to our CDI program, and research and development related staffing and facilities costs, offset by decreased expenditure related to the antibiotic pipeline development activities.

Investment in the CDI program increased by $3.5 million to $13.0 million for the three months ended March 31, 2021, from $9.5 million for the three months ended March 31, 2020. This increase primarily related to clinical and manufacturing activities associated with the Phase 3 clinical trials of ridinilazole that commenced in February 2019.

Investment in antibiotic pipeline development activities was $0.1 million for the three months ended March 31, 2021, compared to $0.6 million for the three months ended March 31, 2020. This decrease primarily related to the decision not to advance the DDS-01 series of antibiotics and to cease work on the gonorrhea program.

Other research and development expenses increased by $2.4 million to $5.2 million during the three months ended March 31, 2021, as compared to $2.8 million during the three months ended March 31, 2020. This was primarily due to an increase in staff and facilities costs related to the CDI program.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million to $4.2 million for the three months ended March 31, 2021, from $3.6 million for the three months ended March 31, 2020. This increase primarily related to increased support staff related costs.

Other income (expense), net

Other expense, net was $0.6 million for the three months ended March 31, 2021, which primarily consisted of a foreign currency loss of $0.5 million. Other income, net was $3.3 million for the three months ended March 31, 2020, which primarily consisted of a foreign currency gain of $3.3 million.

Income tax expense

The income tax expense for the three months ended March 31, 2021 was $nil as compared to $0.1 million for the three months ended March 31, 2020. The Company's income tax expense during the first quarter of 2020 relates to the Company's U.S. corporate taxation due in relation to the U.S. tax resident trading entity. The Company has recorded a full valuation allowance against its deferred tax assets in excess of our deferred tax liabilities, as the deferred tax liability represents future reversals of existing taxable temporary differences.

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

In January 2019, we received net proceeds of $24.4 million from the issuance and sale of 15,625,000 shares of common stock to a single investor, Mr. Robert W. Duggan. In December 2019, we received net proceeds of $49.1 million from the issuance and sale of 35,075,690 shares of common stock to three existing investors. As part of the equity placing, the participating investors were granted warrants with the right to subscribe for 5,261,353 new shares of common stock at an exercise price of $1.58 per share. On November 6, 2020, we received net proceeds of $50.0 million from the issuance and sale of 14,970,060 shares of common stock to three existing investors. Following the issuance of an unsecured promissory note on March 24, 2021, we received net proceeds of $55.0 million. Such note was later repaid without interest or penalty, rescinded and replaced by a new note on April 20, 2021, pursuant to a second unsecured promissory note we received net proceeds of $55.0 million. Subsequently, on May 12, 2021, the Company received proceeds of $75.0 million in the aggregate from the sale of 14,312,976 shares of Common Stock at a price per share of $5.24 in the Company’s rights offering, the proceeds of which were used in part to repay amounts outstanding on the second unsecured promissory note.

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

As of March 31, 2021, we had cash and cash equivalents of $102.2 million. We believe that our existing cash resources, funding agreements, research and development tax credits receivable and the net proceeds of the rights offering, will be sufficient to enable us to fund our current operating plans until the fourth quarter of 2022. While these capital resources have allowed us to conduct our two Phase 3 clinical trials of ridinilazole, we do not expect to be able to complete all activities associated with these trials without additional capital. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

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

Cash Flows

The following table summarizes the results of our cash flows for the three months ended March 31, 2021 and 2020:

	2021	2020
	(in thousands)
Net cash used in operating activities	(20,669)	(4,959)
Net cash used in investing activities	(39)	(194)
Net cash provided by financing activities	55,897	3
Effect of exchange rates on cash and cash equivalents	588	(3,749)
Net change in cash and cash equivalents	$35,777	$(8,899)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021, was $20.7 million, consisting primarily of operating costs of $21.3 million, offset by $0.6 million received from licensing agreements and funding arrangements. Net loss of $17.5 million for the three months ended March 31, 2021 included net $3.2 million of non-cash items. Significant non-cash items include stock-based compensation expense of $0.9 million, net unrealized foreign exchange gains of $1.7 million and depreciation and amortization expense of $0.5 million. The significant items in the change in operating assets and liabilities that impacted our use of cash in operations were an increase in research and development tax credit receivable of $3.7 million, an increase in accrued liabilities of $2.1 million, a decrease in accounts payable of $2.1 million, a decrease in prepaid expenses of $1.6 million and a decrease in deferred revenue and income of $1.2 million.

Net cash used in operating activities for the three months ended March 31, 2020, was $5.0 million, consisting primarily of operating costs of $10.6 million, offset by $5.6 million received from licensing agreements and funding arrangements. Net loss of $6.1 million for the three months ended March 31, 2020 included net $1.2 million of non-cash items. Significant non-cash items include depreciation and amortization expense of $0.5 million and stock-based compensation expense of $0.3 million. The significant items in the change in operating assets and liabilities that impacted our use of cash in operations were an increase in research and development tax credit receivable of $1.6 million, and increase in accounts receivable of $1.2 million, and increase in accounts payable of $2.7 million and an increase in deferred revenue and income of $1.7 million.

Investing Activities

Net cash outflow in investing activities for the three months ended March 31, 2021, was $39 thousand compared to $0.2 million for the three months ended March 31, 2020. Net cash outflow from investing activities represented amounts paid to acquire property, plant and equipment and intangible assets.

Financing Activities

Net cash inflow from financing activities for the three months ended March 31, 2021, included proceeds from the promissory note from a related party of $55.0 million and the exercise of stock options of $0.9 million.

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

Our significant accounting policies are described in Note 3 to our audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2021. There have been no changes to our critical accounting policies and estimates since the date of issuance of those audited financial statements.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of March 31, 2021.

	Payment due by period
	Total	Less that 1 year	Between 1 and 3 years	Between 3 and 5 years	More that 5 years
	(in thousands)
Operating lease obligations	$1,422	$1,064	$358	$—	$—

The preceding table excludes contingent payment obligations which primarily consist of commitments under our agreements with the Wellcome Trust, the University College London and certain employees, former employees and former directors of Discuva, pursuant to which we will be required to pay royalties or make milestone payments. As of March 31, 2021, we were unable to estimate the amount, timing or likelihood of achieving the milestones or making future product sales that these contingent payment obligations relate to. For additional information regarding these agreements, see “Business - Our Collaborations and Funding Arrangements” in our Annual Report on Form 10-K, filed on March 31, 2021.

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

Off-Balance Sheet Arrangements

Other than the contractual obligations and commitments described above, we did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please see Note 2 of Notes to Consolidated Financial Statements included herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) under the supervision and the participation of the company’s management, which is responsible for the management of the internal controls, and which includes our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of March 31, 2021 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from our risk factors described in our current report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2021. The risks referenced above are not the only risks facing our Company. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.
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

Date: May 17, 2021	SUMMIT THERAPEUTICS INC.

	By:	/s/ Robert W. Duggan
	Name:	Robert W. Duggan
	Title	Chief Executive Officer; Executive Chairman

	By:	/s/ Michael Donaldson
	Name:	Michael Donaldson
	Title	Chief Financial Officer