Form 10-Q
period 2021-06-30
Summit Therapeutics Inc.
filed 2021-08-12
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2021, there were 97,381,774 shares of common stock, par value $0.01 per share, outstanding.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Report, contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Report include, among other things, statements about:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Summit Therapeutics Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$103,386	$66,417
Accounts receivable	1,053	331
Prepaid expenses	5,727	9,547
Other current assets	963	1,523
Research and development tax credit receivables	10,353	9,856
Total current assets	121,482	87,674

Non-current assets:
Research and development tax credit receivables	7,848	—
Property and equipment, net	757	725
Right-of-use assets	2,212	554
Goodwill	2,057	2,030
Intangible assets, net	11,161	11,515
Total assets	$145,517	$102,498

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,949	$6,140
Accrued expenses	6,132	4,261
Other current liabilities	661	729
Lease liabilities	1,006	390
Deferred revenue and income	7,140	8,370
Total current liabilities	21,888	19,890

Non-current liabilities:
Deferred revenue and income	365	569
Lease liabilities	1,148	75
Other non-current liabilities	2,689	2,511
Total liabilities	26,090	23,045

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value: 250,000,000 shares authorized; 97,351,799 and 82,575,064 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	974	826
Additional paid-in capital	373,882	293,367
Accumulated other comprehensive loss	(2,579)	(3,794)
Accumulated deficit	(252,850)	(210,946)
Total stockholders' equity	119,427	79,453
Total liabilities and stockholders' equity	$145,517	$102,498

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

Summit Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$57	$170	$249	$494
Operating expenses:
Research and development	23,923	13,572	42,302	26,484
General and administrative	5,984	5,774	10,169	9,346
Total operating expenses	29,907	19,346	52,471	35,830
Other operating income	6,120	3,820	11,569	10,640
Operating loss	(23,730)	(15,356)	(40,653)	(24,696)
Other (expense) income, net	(686)	(114)	(1,251)	3,147
Loss before income tax	(24,416)	(15,470)	(41,904)	(21,549)
Income tax benefit	—	191	—	136
Net loss	$(24,416)	$(15,279)	$(41,904)	$(21,413)
Loss per share:
Basic and diluted	$(0.27)	$(0.23)	$(0.48)	$(0.32)
Weighted-average shares used to compute loss per share:
Basic and diluted	90,650,854	67,231,900	86,755,983	67,224,799
Other comprehensive income (loss):
Change in foreign currency translation adjustment	540	(52)	1,215	(4,676)
Comprehensive loss	$(23,876)	$(15,331)	$(40,689)	$(26,089)

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

Summit Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2021	82,919,522	$829	$295,129	$(3,119)	$(228,434)	$64,405
Rights offering of common stock, net of offering costs of $118	14,312,976	143	74,739	—	—	74,882
Issuance of common stock from exercise of stock options	119,301	2	239	—	—	241
Stock-based compensation	—	—	3,672	—	—	3,672
Imputed interest expense on promissory note payable to a related party	—	—	103	—	—	103
Foreign currency translation adjustment	—	—	—	540	—	540
Net loss	—	—	—	—	(24,416)	(24,416)
Balance at June 30, 2021	97,351,799	$974	$373,882	$(2,579)	$(252,850)	$119,427

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	82,575,064	$826	$293,367	$(3,794)	$(210,946)	$79,453
Rights offering of common stock, net of offering costs of $118	14,312,976	143	74,739	—	—	74,882
Issuance of common stock from exercise of stock options	463,759	5	1,133	—	—	1,138
Stock-based compensation	—	—	4,540	—	—	4,540
Imputed interest expense on promissory note payable to a related party	—	—	103	—	—	103
Foreign currency translation adjustment	—	—	—	1,215	—	1,215
Net loss	—	—	—	—	(41,904)	(41,904)
Balance at June 30, 2021	97,351,799	$974	$373,882	$(2,579)	$(252,850)	$119,427

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2020	67,231,900	$672	$241,504	$(9,388)	$(164,383)	$68,405
Stock-based compensation	—	—	530	—	—	530
Foreign currency translation adjustment	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(15,279)	(15,279)
Balance at June 30, 2020	67,231,900	$672	$242,034	$(9,440)	$(179,662)	$53,604

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance December 31, 2019	67,178,054	$672	$241,204	$(4,764)	$(158,249)	$78,863
Issuance of common stock from exercise of stock options	53,846	—	3	—	—	3
Stock-based compensation	—	—	827	—	—	827
Foreign currency translation adjustment	—	—	—	(4,676)	—	(4,676)
Net loss	—	—	—	—	(21,413)	(21,413)
Balance at June 30, 2020	67,231,900	$672	$242,034	$(9,440)	$(179,662)	$53,604

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

Summit Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,904)	$(21,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on recognition of contingent consideration payable	—	(100)
Non-cash interest expense	315	120
Unrealized foreign exchange gain	(1,495)	(292)
Amortization of operating right-of-use assets	470	187
Depreciation	170	175
Amortization of intangible assets	512	522
Stock-based compensation	4,540	827
Change in operating assets and liabilities:
Accounts receivable	(704)	41
Prepaid expenses	3,968	(348)
Other current assets	195	54
Research and development tax credit receivable	(7,854)	(4,463)
Deferred revenue and income	(1,554)	3,083
Accounts payable	672	(1,111)
Accrued liabilities	3,277	(548)
Operating lease liabilities	(451)	(225)
Net cash used in operating activities	(39,843)	(23,491)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(190)	(159)
Purchase of intangible assets	—	(168)
Net cash used in investing activities	(190)	(327)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of common stock from rights offering	75,000	—
Transaction costs on issuance of common stock from rights offering	(105)	—
Proceeds from related party promissory note	110,000	—
Payments of debt issuance costs	(54)	—
Repayment of related party promissory note	(110,000)	—
Proceeds from exercise of stock options	1,138	3
Net cash provided by financing activities	75,979	3

Effect of exchange rates on cash and cash equivalents	1,023	(3,617)
Increase / (decrease) in cash and cash equivalents	36,969	(27,432)
Cash and cash equivalents at beginning of the period	66,417	63,842
Cash and cash equivalents at end of the period	$103,386	$36,410

	Six Months Ended June 30,
	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash paid for interest on related party promissory note	$85	$—
Cash paid for income taxes	6	9
Transaction costs included in accrued expenses	13	—
Lease assets obtained in exchange for operating lease liabilities	2,124	—

The accompanying notes form an integral part of these condensed consolidated interim financial statements.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of the business and operations

Summit Therapeutics Inc. and its consolidated subsidiaries ("Summit" or the "Company") is a biopharmaceutical company focused on the discovery, development and commercialization of novel antibiotics for serious infectious diseases. Summit is conducting a Phase 3 clinical program focused on the infectious disease C. difficile infection (or "CDI"). It is also seeking to expand the product candidate portfolio through the development of new mechanism, precision antibiotics using the proprietary Discuva Platform.

On September 18, 2020, Summit, a Delaware corporation, became the successor issuer to Summit Therapeutics plc, a public limited company incorporated under the laws of England and Wales with the Registrar of Companies of England and Wales, United Kingdom, for certain purposes under both the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such succession occurred pursuant to a statutory scheme of arrangement under U.K. law pursuant to which all Summit Therapeutics plc outstanding ordinary shares were exchanged on a five-for-one basis for newly issued shares of Summit common stock and Summit became the holding company of Summit Therapeutics plc (the predecessor registrant and former holding company) and its subsidiaries (which is referred to as the "Redomiciliation Transaction"). Concurrently, Summit Therapeutics plc was converted into a private limited company under the laws of England and Wales and renamed Summit Therapeutics Limited. In addition, the warrants and stock options to purchase shares of Summit Therapeutics plc were canceled and replacement warrants and stock options to purchase common stock in Summit Therapeutics Inc. were issued. The scheme of arrangement was accounted for as an exchange of equity interests among entities under common control. All assets and liabilities of Summit Therapeutics plc were assumed by Summit, resulting in the retention of the historical basis of accounting as if they had always been combined for accounting purposes and the historical consolidated financial statements of Summit Therapeutics plc became the historical consolidated financial statements of Summit Therapeutics Inc. All share and per share amounts for periods prior to the Redomiciliation Transaction in the financial statements were retroactively reflected to be presented as shares of our common stock, par value $0.01 per share.

2. Basis of presentation and summary of significant accounting policies

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and disclosures required by GAAP for complete consolidated financial statements are not included herein. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Annual Report on Form 10-K, filed on March 31, 2021.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of a normal recurring nature, necessary for a fair statement of its financial position as of June 30, 2021, and its results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The balance sheet at December 31, 2020, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of the period are not necessarily indicative of full year results or any other interim period. The financial results of the Company's activities are reported in U.S. dollars (“USD”).

Certain prior period amounts within the consolidated statements of comprehensive loss for the six months ended June 30, 2020 have been reclassified to conform to the current period presentation. Specifically, a foreign currency gain of $3.3 million previously included as part of total operating expenses within general and administrative expenses has been reclassified to be presented as part of other (expense) income, net and net expenses of $0.1 million previously reported as research and development expenses are now presented as general and administration expenses in conformity with the current period presentation.

During the quarter ended December 31, 2020, the Company identified a deferred tax asset relating to the acquired, carried forward, tax losses arising from the acquisition of Discuva Limited in December 2017 that was not included as part of the business combination accounting. Furthermore, the Company identified deferred tax assets relating to available carried forward group tax losses arising as a result of the acquisition of Discuva Limited in December 2017 that were not included in the Company's subsequent balances sheets. As a result, in the Company's previously issued June 30, 2020 financial statements, the Company incorrectly recognized $0.4 million of goodwill and omitted the inclusion of deferred tax assets of $2.1 million in the balance sheet as of June 30, 2020. Since the Company's deferred tax liabilities and deferred tax assets both arise in the U.K. tax jurisdiction, accordingly these are offset on the consolidated balance sheet. The Company records a full valuation allowance against the deferred tax assets in excess of the deferred tax liabilities, as the deferred tax liability represents future reversals of existing taxable temporary differences. The impact of these errors on net loss was a deferred tax benefit of $0.1 million for the six months ended June 30, 2020. The misstatement had no net impact on the Company’s consolidated statements of cash flows. Management concluded that the correction was not material to previously issued consolidated financial statements. Since these errors were not material to any previously issued annual or interim financial statements, no amendments to previously filed financial statements were required. Consequently, the Company has corrected for these errors by revising the June 30, 2020 balances herein and the annual financial statements on the Company's Form 10-K, filed on March 31, 2021.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impact of COVID-19

During the first quarter of 2020, there was a global outbreak of a novel coronavirus (or "COVID-19") which was subsequently declared as a pandemic by the World Health Organization. The global impact of the outbreak rapidly evolved, triggering a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions.

Management believes the estimates and assumptions underlying our unaudited interim consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2021, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally makes any estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.

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

Recent accounting standards not yet adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update simplifies the accounting for goodwill impairments by removing the requirement to determine the fair value of individual assets and liabilities in order to calculate a reporting unit’s “implied” goodwill under the current guidance. This update will be effective for the Company for fiscal years beginning after December 15, 2022. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to have a material impact on the Company's consolidated financial statements.

3. Going concern

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. As of June 30, 2021, the Company had cash and cash equivalents of $103.4 million and an accumulated deficit of $252.9 million. During the six months ended June 30, 2021, the Company incurred a net loss of $41.9 million and used $39.8 million of cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. Until such time as the Company can generate substantial revenue and achieve profitability, the Company will need to raise additional capital.

The Company's existing cash resources, funding agreements, licensing agreement milestone receipts and research and development tax credits receivable, are expected to be sufficient to enable the Company to fund its current operating plans for at least the next twelve months.

The Company continues to evaluate options to further finance its cash needs through a combination of some, or all, of the following: equity and debt offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations and patient advocacy groups, and marketing, distribution or licensing arrangements. While the Company believes that funds would be available in this manner before twelve months from the date of this report, there can be no assurance that the Company will be able to generate funds, on terms acceptable to the Company, on a timely basis or at all, which would impact the Company’s ability to continue as a going concern. If the Company is unable to raise additional funds through equity or debt financings or other arrangements when needed, the Company may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that the Company would otherwise develop and market.

4. Segment reporting

The Company's chief operating decision makers, the Company’s Chief Executive Officer and Chief Operating Officer, view the Company’s operations and manage its business as a single reportable operating segment. The Company's single operating segment covers the Company’s research and development activities, primarily comprising the C. difficile infection ("CDI") program and antibiotic pipeline research activities. As the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

The Company operates in two geographic regions: the United Kingdom and the United States. Substantially all of the Company's long-lived assets are held in the United Kingdom.

For details of revenue from external customers by geography refer to Note 5.

5. Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Analysis of revenue by category:	(in thousands)
Licensing agreements	$57	$170	$249	$494
	$57	$170	$249	$494
Revenue recognized in the period consists only of amounts received from the license and commercialization agreement with Eurofarma Laboratórios S.A.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Analysis of revenue by geography:	(in thousands)
Latin America	$57	$170	$249	$494
	$57	$170	$249	$494
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
Revenue recognized during the three and six month periods ended June 30, 2021 and June 30, 2020 related to the upfront payment and the first enrollment milestone in accordance with the Company's revenue recognition policy. The revenue is being recognized ratably over the performance period to reflect the transfer of control to the customer occurring over the time period that the research and development services are provided by the Company, and this output method is, in management’s judgment, the best measure of progress towards satisfying the performance obligation. As at June 30, 2021, current contract liabilities of $0.7 million (December 31, 2020: $0.8 million) and non-current contract liabilities of $0.4 million (December 31, 2020: $0.6 million) relating to the Eurofarma contract are included in the consolidated balance sheets within current and non-current deferred revenue and income respectively.
In addition, the Company will be entitled to receive an additional $2.75 million in development milestones upon the achievement of staged patient enrollment targets in the licensed territory in one of the two planned Phase 3 clinical trials of ridinilazole. The Company is eligible to receive a further $1.0 million in development milestones, $2.4 million in commercial milestones and up to $18.0 million in sales milestones when cumulative net sales equal or exceed $100.0 million in the Eurofarma licensed territory. Each subsequent achievement of an additional $100.0 million in cumulative net sales will result in the Company receiving additional milestone payments, which, when combined with anticipated product supply transfer payments from Eurofarma paid to the Company in connection with a commercial supply agreement to be entered into between the two parties, will provide payments estimated to range from a mid-teens to high-teens percentage of cumulative net sales in the Eurofarma licensed territory. The Company estimates such product supply transfer payments from Eurofarma will range from a high single-digit to low double-digit percentage of cumulative net sales in the licensed territory.

6. Other operating income

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Analysis of other operating income by category:	(in thousands)
Income recognized in respect of BARDA	$1,560	$1,160	$3,330	$6,109
Research and development tax credits	4,204	2,577	7,883	4,341
Grant income	356	83	356	190
	$6,120	$3,820	$11,569	$10,640
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
As of June 30, 2021, an aggregate of $54.7 million of the total committed BARDA funding had been received and the Company has recognized $49.0 million of cumulative income since contract inception.

Research and development tax credits

Income from research and development ("R&D") tax credits, consists of R&D tax credits received in the U.K. The Company benefits from two U.K. R&D tax credit cash rebate regimes: Small and Medium Enterprise, or SME, Program and the Research and Development Expenditure Credit ("RDEC") Program. Qualifying expenditures largely comprise employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which the Company does not receive income. Tax credits related to the SME Program and RDEC are recorded as other operating income in the consolidated statements of comprehensive loss. Under both schemes, the Company receives cash payments that are not dependent on the Company’s pre-tax net income levels.
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

For the six months ended June 30, 2021 and June 30, 2020, the Company recognized research and development tax credits in respect of the SME regime of $7.9 million and $4.0 million, respectively, the remaining research and development credit related to the RDEC regime.

CARB-X

In May 2021, the Company announced the selection of a new preclinical candidate, SMT-738, from the DDS-04 series for development in the fight against multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae ("CRE") infections. Simultaneously, the Company announced it had received an award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program ("CARB-X") to progress this candidate through preclinical development and Phase 1a clinical trials. The award commits initial funding of up to $4.1 million, with the possibility of up to another $3.7 million based on the achievement of future milestones. Grant income recognized during the three and six months ended June 30, 2021 consists only of income from this award from CARB-X for SMT-738.

Grant income recognized in the prior periods presented consists of income from a sub-award from CARB-X for the Company's antibiotic pipeline research and development activities specifically relating to the DDS-01 series of antibiotics. In the fourth quarter of 2020, the Company decided not to advance the DDS-01 series and to cease work on the gonorrhea program, as such no further grant income is expected to be received from CARB-X under this sub-award.

7. Loss per share

The calculation of loss per share is based on the following data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share data)
Net loss	$(24,416)	$(15,279)	$(41,904)	$(21,413)

Basic weighted average number of shares of common stock outstanding	90,650,854	67,231,900	86,755,983	67,224,799
Diluted weighted average number of shares of common stock outstanding	90,650,854	67,231,900	86,755,983	67,224,799

Basic loss per share from operations	$(0.27)	$(0.23)	$(0.48)	$(0.32)
Diluted loss per share from operations	$(0.27)	$(0.23)	$(0.48)	$(0.32)

The number of weighted average options and warrants that were not included in the diluted earnings per share calculation, because the effect would have been anti-dilutive, are 12,753,983 and 10,884,102 shares of common stock at June 30, 2021 and 2020, respectively.

8. Intangible assets

	June 30, 2021			December 31, 2020
	Gross carrying amount	Accumulated amortization and impairment	Net	Gross carrying amount	Accumulated amortization and impairment	Net
(In thousands)
Utrophin program acquired	$4,595	$(4,595)	$—	$4,534	$(4,534)	$—
Discuva platform acquired	14,763	(3,602)	11,161	14,565	(3,050)	11,515
Option over non-financial asset	934	(934)	—	921	(921)	—
Other patents and licenses	152	(152)	—	150	(150)	—
	$20,444	$(9,283)	$11,161	$20,170	$(8,655)	$11,515

Amortization expense was $0.5 million for the periods ended June 30, 2021 and June 30, 2020.

9. Rights offering

On May 12, 2021, the Company closed its previously announced rights offering, which was fully subscribed. The Company received aggregate gross proceeds from the rights offering of $75.0 million from the sale of 14,312,976 shares of the Company’s common stock, par value $0.01, at a price per share of $5.24. Issuance costs associated with the rights offering were immaterial. In connection with the closing of the rights offering the Second Note (see Note 11) matured and became due, and the Company repaid all principal and accrued interest thereunder using a portion of the proceeds of the rights offering.

10. Stock based compensation and warrants

The following table summarizes stock option activity as of June 30, 2021, and changes during the six months ended June 30, 2021:

	Six Months Ended June 30, 2021	Weighted average exercise price
Outstanding at December 31, 2020	3,672,968	$2.90
Granted	2,646,350	5.02
Forfeited	(649,385)	3.64
Exercised	(436,836)	2.60
Number of outstanding options at June 30, 2021	5,233,097	3.90
Exercisable at June 30, 2021	878,568	$2.51

In addition to the stock options outstanding above, as of June 30, 2021, the Company had granted 7,520,886 stock options subject to performance based conditions. As of June 30, 2021, the performance conditions relating to those stock options had not been agreed and communicated and therefore a grant date for accounting purposes had not been established. As such, these performance based stock options have been excluded from the summary of stock option activity above and no expense has been recorded in the consolidated statement of comprehensive loss.

The total intrinsic value of all outstanding and exercisable stock options at June 30, 2021 was $18.6 million and $4.3 million, respectively.

The following table summarizes restricted stock units ("RSUs") granted in the form of nominal-cost options as of June 30, 2021 and changes during the six months ended June 30, 2021:

	Six Months Ended June 30, 2021	Weighted average exercise price
Outstanding at December 31, 2020	26,932	$0.07
Exercised during the period	(26,932)	0.07
Number of outstanding RSUs at June 30, 2021	—	$—

The following table summarizes stock-based compensation expense reflected in the consolidated statements of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$1,591	$380	$1,914	$464
General and administrative	2,080	150	2,626	363
Total stock-based compensation expense	$3,671	$530	$4,540	$827

The Company also had outstanding and exercisable warrants of 5,821,137 as of June 30, 2021 (December 31, 2020: 5,821,137) with weighted average exercise price of $1.56.

11. Related party transactions
On March 24, 2021, Mr. Duggan, the Company's Executive Chairman and Chief Executive Officer and primary stockholder, entered into a Note Purchase Agreement (the “Initial Purchase Agreement”) pursuant to which he loaned the Company $55.0 million in exchange for the issuance by the Company of an unsecured promissory note (the “Initial Note”) in the amount of $55.0 million. The Initial Note was to accrue interest at a rate per annum equal to 150% of the applicable 10 Year US Treasury rate, as adjusted monthly. The rate was initially estimated to be approximately 2.4%. The terms of the Initial Note were that it would mature and become due upon the earlier of (i) the consummation of a registered public offering with net proceeds of no less than $55.0 million, or (ii) 13 months from the date of issuance of the Initial Note. On April 20, 2021, the Company determined, with Mr. Duggan’s agreement, to rescind both the Initial Purchase Agreement and the Initial Note issued thereunder, and repaid the principal amount of the Initial Note in full, without interest or penalty, as such the Company recognized imputed interest of $0.1 million within additional paid in capital. For the six months ended June 30, 2021, interest of $0.1 million and an immaterial amortized discount charge relating to the debt issuance cost were recognized in respect of the Initial Note.

On April 20, 2021, subsequent to the repayment of the Initial Note, Mr. Duggan entered into a second Note Purchase Agreement (the “Second Purchase Agreement”) pursuant to which he loaned the Company $55.0 million in exchange for the issuance by the Company of an unsecured promissory note (the “Second Note”) in the amount of $55.0 million. The Second Note accrued interest at a rate per annum equal to 150% of the applicable 10 Year US Treasury rate, as adjusted monthly (initially estimated to be approximately 2.4%). The Company was permitted to prepay any portion of the Second Note at its option without penalty. Pursuant to the terms of the Second Note, following consummation of the rights offering the Second Note matured and all principal and interest thereunder was repaid by the Company using a portion of the proceeds of the rights offering. For the six months ended June 30, 2021, interest of $0.1 million accrued in respect of the Second Note and an immaterial discount was recognized.

On May 12, 2021, Mr. Duggan, participated in the Company's rights offering and purchased a total of 11,365,921 shares of the Company’s common stock, par value $0.01, at a price of $5.24 per share. After giving effect to the rights offering, Mr. Duggan is the beneficial owner of approximately 71% of the Company’s outstanding common stock. Dr. Zanganeh, the Company's Chief Operating Officer, also participated in the Company’s rights offering, purchasing a total of 389,077 shares of the Company’s common stock, par value $0.01, at a price of $5.24 per share. For further details related to the rights offering, see Note 9 Rights offering.

On March 26, 2021, the Company entered into a Sublease with Maky Zanganeh and Associates, Inc. ("MZA") consisting of 4,500 square feet of office space at 2882 Sand Hill Road, Menlo Park, CA (the “Sublease”). Dr. Zanganeh, the Company's Chief Operating Officer, is the sole owner of MZA. The Sublease runs until September 2022, with monthly rent payments to MZA of $57,960 in the first six months and $59,670 for the remainder of the term of the Sublease. The rent payable under the terms of the Sublease is equivalent to the proportionate share of the rent payable by MZA to the third party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the six months ended June 30, 2021, payments of $202,860 were made pursuant to the Sublease.

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

Company Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel antibiotics for serious infectious diseases. We are conducting a Phase 3 clinical program focused on the infectious disease C. difficile infection (or "CDI"). Based on a thorough review of the design and enrollment status of our two ongoing blinded Phase III Ri-CoDIFy trials, on August 11, 2021, we announced the combination of these Phase III clinical trials evaluating ridinilazole versus vancomycin into a single study.We are also seeking to expand our product candidate portfolio through the development of new mechanism, precision antibiotics using our proprietary Discuva Platform. Our lead CDI product candidate is ridinilazole (formerly SMT19969), an orally administered small molecule antibiotic.

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

We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed the development of any drugs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, due to the nature and timing of our research and development activities. We expect to incur significant expenses in continuing our Phase 3 clinical program, including concluding a pivotal clinical trial and assessing that trial's data for our lead product candidate, ridinilazole (formerly SMT19969), for the treatment of patients with CDI and seeking marketing approval for ridinilazole in the United States, as well as other geographies. In addition, if we obtain marketing approval of ridinilazole in the United States or other jurisdictions where we retain commercial rights, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses.

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

The COVID-19 pandemic and measures taken to contain it have affected our business and operations in several ways. These include, but are not limited to, the following:

•A substantial portion of our employees are remote working. We have been unable to undertake certain activities directly at the same level as prior to the COVID-19 pandemic, including clinical trial visits and investigator meetings, with such activities being done remotely where possible. We have been relying on remote means of working and communication both internally and externally. We are continuing to monitor and support the health and well-being of our employees and their productivity as remote working continues.
•Certain of our clinical trial sites have suspended enrollment due to facility closures, reduced staff and operations, quarantine travel restrictions and other governmental restrictions. Additionally, we experienced patient enrollment at a slower pace than expected at certain clinical trial sites which resulted in increased clinical development costs.
•Many of our clinical trial sites have been operating with reduced staff and other restrictions. We increased our efforts to engage with our clinical trial sites with a focus on retaining patients and maintaining scheduled visits and treatments, and where possible, instituted practices such as addition of home healthcare provider services for patients and remote monitoring.

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

Results of Operations

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020

The following table summarizes the results of our operations for the three months ended June 30, 2021 and 2020, together with the changes to those items:

	Three Months Ended June 30,		Change June 30, 2021 vs. June 30, 2020
	2021	2020	Increase/(Decrease)
	(in thousands, except percentages)
Revenue	57	170	$(113)	(66.5)%
Operating expenses
Research and development	23,923	13,572	10,351	76.3
General and administrative	5,984	5,774	210	3.6
Total operating expenses	29,907	19,346	10,561	54.6
Other operating income	6,120	3,820	2,300	60.2
Operating loss	(23,730)	(15,356)	(8,374)	(54.5)
Other expense, net	(686)	(114)	(572)	(501.8)
Loss before income taxes	(24,416)	(15,470)	(8,946)	(57.8)
Income tax benefit	—	191	(191)	(100.0)
Net loss	$(24,416)	$(15,279)	$(9,137)	(59.8)%

Revenue

Revenue was $0.1 million for the three months ended June 30, 2021, compared to $0.2 million for the three months ended June 30, 2020. The Company's revenue in these periods relates wholly to the receipt of a $2.5 million upfront payment and $1.0 million enrollment milestone payment received in respect of the license and commercialization agreement signed with Eurofarma in December 2017.

Operating Expenses

Research and Development Expenses

The table below summarizes our research and development expenses by category for the three months ended June 30, 2021 and 2020. Our CDI program expenses and antibiotic pipeline development activities include costs paid to contract research organizations, manufacturing costs for our clinical trials and laboratory testing costs and research related expenses. Other research and development costs include staff and travel costs (including those of our internal CDI and antibiotic development teams), research and development related legal costs, patent registration fees, an allocation of facility-related costs and other non-core program related expenses.

	Three Months Ended June 30,		Change June 30, 2021 vs. June 30, 2020
	2021	2020	Increase/(Decrease)
	(in thousands, except percentages)
CDI program	$16,442	$9,477	$6,965	73.5%
Antibiotic pipeline research and development costs	478	387	91	23.5
Other research and development costs	7,003	3,708	3,295	88.9
Total	$23,923	$13,572	$10,351	76.3%

Research and development expenses increased by $10.3 million to $23.9 million for the three months ended June 30, 2021, from $13.6 million for the three months ended June 30, 2020. This was primarily due to increased expenditure related to our CDI program, and research and development related staffing and facilities costs (including stock based compensation).

Investment in the CDI program increased by $7.0 million to $16.4 million for the three months ended June 30, 2021, from $9.5 million for the three months ended June 30, 2020. This increase primarily related to clinical and manufacturing activities associated with the Phase 3 clinical trials of ridinilazole that commenced in February 2019.

Investment in antibiotic pipeline development activities was $0.5 million for the three months ended June 30, 2021, which reflects costs associated with development of the Company's preclinical candidate, SMT-738, from the DDS-04 series for development in the fight against multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae ("CRE") infections. Expenses associated with the Company's antibiotic pipeline development activities were $0.4 million for the three months ended June 30, 2020, which reflects costs associated with work on the DDS-01 series and the gonorrhea program which the Company ceased work on at the end of 2020.

Other research and development expenses increased by $3.3 million to $7.0 million during the three months ended June 30, 2021, as compared to $3.7 million during the three months ended June 30, 2020. This was primarily due to an increase in staff and facilities costs related to the CDI program, including stock based compensation.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million to $6.0 million for the three months ended June 30, 2021, from $5.8 million for the three months ended June 30, 2020. This increase primarily related to increased corporate and support staff related costs, including stock based compensation, offset by a decrease in legal and professional fees pertaining to additional fees incurred during the three months ended June 30, 2020 in connection with the Redomiciliation Transaction.

Other Operating Income

Other operating income was $6.1 million for the three months ended June 30, 2021, as compared to $3.8 million for the three months ended June 30, 2020.

The Company recognized other operating income from the BARDA contract of $1.6 million during the three months ended June 30, 2021, as compared to $1.2 million during the three months ended June 30, 2020. This increase of $0.4 million is due to increased funding received for the adolescent patient clinical trial for ridinilazole, which had first patient enrolled during May 2021. During the three months ended June 30, 2021, $4.2 million was recognized in respect of U.K. research and development tax credits for the three months ended June 30, 2021 as compared to $2.6 million for the three months ended June 30, 2020. This increase of $1.6 million is due primarily to additional research and development expenses incurred during the three months ended June 30, 2021 that were not funded by third parties.

Other income (expense), net

Other expense, net was $0.7 million for the three months ended June 30, 2021, which primarily consisted of a foreign currency loss of $0.4 million and interest accrued on a promissory note payable to a related party of $0.2 million. Other income, net was $0.1 million for the three months ended June 30, 2020, which primarily consisted of a foreign currency gain of $0.1 million.

Income tax benefit

The income tax benefit for the three months ended June 30, 2021 was $0 as compared to $0.2 million for the three months ended June 30, 2020. The Company's income tax expense during the second quarter of 2020 relates to the Company's U.S. corporate taxation due in relation to the U.S. tax resident trading entity. The Company has recorded a full valuation allowance against its deferred tax assets in excess of our deferred tax liabilities, as the deferred tax liability represents future reversals of existing taxable temporary differences.

Comparison of the six months ended June 30 2021 to the six months ended June 30 2020

The following table summarizes the results of our operations for the six months ended June 30, 2021 and 2020, together with the changes to those items:

	Six Months Ended June 30,		Change June 30, 2021 vs. June 30, 2020
	2021	2020	Increase/(Decrease)
	(in thousands, except percentages)
Revenue	249	494	$(245)	(49.6)%
Operating expenses
Research and development	42,302	26,484	15,818	59.7
General and administrative	10,169	9,346	823	8.8
Total operating expenses	52,471	35,830	16,641	46.4
Other operating income	11,569	10,640	929	8.7
Operating loss	(40,653)	(24,696)	(15,957)	(64.6)
Other (expense) income, net	(1,251)	3,147	(4,398)	(139.8)
Loss before income taxes	(41,904)	(21,549)	(20,355)	(94.5)
Income tax benefit	—	136	(136)	(100.0)
Net loss	$(41,904)	$(21,413)	$(20,491)	(95.7)%

Revenue

Revenue was $0.2 million for the six months ended June 30, 2021, compared to $0.5 million for the six months ended June 30, 2020. The Company's revenue in these periods relates wholly to the receipt of a $2.5 million upfront payment and $1.0 million enrollment milestone payment received in respect of the license and commercialization agreement signed with Eurofarma in December 2017.

Operating Expenses

Research and Development Expenses

The table below summarizes our research and development expenses by category for the six months ended June 30, 2021 and 2020. Our CDI program expenses and antibiotic pipeline development activities include costs paid to contract research organizations, manufacturing costs for our clinical trials and laboratory testing costs and research related expenses. Other research and development costs include staff and travel costs (including those of our internal CDI and antibiotic development teams), research and development related legal costs, patent registration fees, an allocation of facility-related costs and other non-core program related expenses.

	Six Months Ended June 30,		Change June 30, 2021 vs. June 30, 2020
	2021	2020	Increase/(Decrease)
	(in thousands, except percentages)
CDI program	$29,425	$18,987	$10,438	55.0%
Antibiotic pipeline research and development costs	627	947	(320)	(33.8)
Other research and development costs	12,250	6,550	5,700	87.0
Total	$42,302	$26,484	$15,818	59.7%

Research and development expenses increased by $15.8 million to $42.3 million for the six months ended June 30, 2021, from $26.5 million for the six months ended June 30, 2020. This was due to increased expenditure related to our CDI program, and research and development related staffing and facilities costs (including stock based compensation), offset by decreased expenditure related to the antibiotic pipeline development activities.

Investment in the CDI program increased by $10.4 million to $29.4 million for the six months ended June 30, 2021, from $19.0 million for the six months ended June 30, 2020. This increase primarily related to clinical and manufacturing activities associated with the Phase 3 clinical trials of ridinilazole that commenced in February 2019.

Investment in antibiotic pipeline development activities was $0.6 million for the six months ended June 30, 2021, compared to $0.9 million for the six months ended June 30, 2020. This decrease primarily related to the decision not to advance the DDS-01 series of antibiotics and to cease work on the gonorrhea program at the end of 2020.

Other research and development expenses increased by $5.7 million to $12.3 million during the six months ended June 30, 2021, as compared to $6.6 million during the six months ended June 30, 2020. This was primarily due to an increase in staff and facilities costs related to the CDI program, including stock based compensation.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million to $10.2 million for the six months ended June 30, 2021, from $9.3 million for the six months ended June 30, 2020. This increase primarily related to increased corporate and support staff related costs, including stock based compensation, offset by a decrease in legal and professional fees pertaining to additional fees incurred during the six months ended June 30, 2020 in connection with the Redomiciliation Transaction.

Other Operating Income

Other operating income was $11.6 million for the six months ended June 30, 2021, as compared to $10.6 million for the six months ended June 30, 2020.

The Company recognized other operating income from the BARDA contract of $3.3 million during the six months ended June 30, 2021, as compared to $6.1 million during the six months ended June 30, 2020. This decrease of $2.8 million is due to reaching the funding limit on certain work segments of the contract, this decrease is partially offset by an increase in U.K. research and development tax credits. During the six months ended June 30, 2021, $7.9 million was recognized in respect of U.K. research and development tax credits for the six months ended June 30, 2021, as compared to $4.3 million for the six months ended June 30, 2020. This increase of $3.6 million is due primarily to additional research and development expenses incurred during the six months ended June 30, 2021 that were not funded by third parties.

Other income (expense), net

Other expense, net was $1.3 million for the six months ended June 30, 2021, which primarily consisted of a foreign currency loss of $0.9 million and interest accrued on a promissory note payable to a related party of $0.2 million. Other income, net was $3.1 million for the six months ended June 30, 2020, which primarily consisted of a foreign currency gain of $3.3 million.

Income tax benefit

The income tax benefit for the six months ended June 30, 2021 was $0 as compared to $0.1 million for the six months ended June 30, 2020. The Company's income tax benefit during the six months ended June 30, 2020 relates to the Company's U.S. corporate taxation due in relation to the U.S. tax resident trading entity. The Company has recorded a full valuation allowance against its deferred tax assets in excess of our deferred tax liabilities, as the deferred tax liability represents future reversals of existing taxable temporary differences.

Liquidity and Capital Resources

Sources of liquidity

To date, we have financed our operations primarily through issuances of our common stock (and before the Redomiciliation Transaction issuances of Summit Therapeutics plc’s ordinary shares and American Depositary Shares, or "ADSs"), payments to us under our former license and collaboration agreement with Sarepta and our license and commercialization agreement with Eurofarma and development funding and other assistance from government entities, philanthropic, non-government and not for profit organizations and patient advocacy groups for our product candidates. In particular, we have received funding from BARDA, CARB-X, Innovate UK, Wellcome Trust and a number of not for profit organizations.

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

Funding requirements

Since our inception, we have incurred significant operating losses. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to be significant in connection with continuing our Phase 3 clinical program, including concluding a pivotal clinical trial and assessing that trial's data for our lead product candidate, ridinilazole, for the treatment of CDI, conducting preclinical research and development activities and seeking marketing approval for ridinilazole in the United States as well as other geographies where we retain commercialization rights. In addition, our expenses will increase if and as we:
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

As of June 30, 2021, we had cash and cash equivalents of $103.4 million. We believe that our existing cash resources, funding agreements, licensing agreement milestone receipts and research and development tax credits receivable, will be sufficient to enable us to fund our current operating plans for at least the next twelve months. We believe these funding sources will be sufficient for us to continue our Phase 3 clinical program, including concluding a pivotal clinical trial and assessing that trial's data for our lead product candidate, ridinilazole. In the event we need to raise additional capital, our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

We have based the foregoing estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support or through new collaboration arrangements. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our clinical trials of ridinilazole for CDI;
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

Cash Flows
The following table summarizes the results of our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change June 30, 2021 vs. June 30, 2020
	2021	2020	Increase/(Decrease)
	(in thousands)
Net cash used in operating activities	$(39,843)	$(23,491)	$(16,352)
Net cash used in investing activities	(190)	(327)	137
Net cash provided by financing activities	75,979	3	75,976
Effect of exchange rates on cash and cash equivalents	1,023	(3,617)	4,640
Net change in cash and cash equivalents	$36,969	$(27,432)	$64,401
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2021 was $39.8 million, consisting primarily of operating costs of $41.3 million, offset by $1.5 million received from licensing agreements and funding arrangements. Net loss of $41.9 million for the six months ended June 30, 2021 included net $2.1 million of non-cash items. Significant non-cash items include stock-based compensation expense of $4.5 million, net unrealized foreign exchange gains of $1.5 million and depreciation and amortization expense of $1.2 million. The significant items in the change in operating assets and liabilities that impacted our use of cash in operations were an increase in research and development tax credit receivable of $7.9 million, an increase in accrued liabilities of $3.3 million and a decrease in deferred revenue and income of $1.6 million.
Net cash used in operating activities for the six months ended June 30, 2020, was $23.5 million, consisting primarily of operating costs of $33.4 million, offset by $9.9 million received from licensing agreements and funding arrangements. Net loss of $21.4 million for the six months ended June 30, 2020 included net $2.1 million of non-cash items. Significant non-cash items include depreciation and amortization expense of $0.9 million and stock-based compensation expense of $0.8 million. The significant items in the change in operating assets and liabilities that impacted our use of cash in operations were an increase in research and development tax credit receivable of $4.5 million, an increase in deferred revenue and income of $3.1 million, a decrease in accounts payable of $1.1 million and a decrease in accrued liabilities of $0.5 million.

Investing Activities
Net cash outflows in investing activities for the six months ended June 30, 2021, was $0.2 million compared to $0.3 million for the six months ended June 30, 2020. Net cash outflows from investing activities represented amounts paid to acquire property, plant and equipment and intangible assets.

Financing Activities
Net cash inflows from financing activities for the six months ended June 30, 2021, included net proceeds of $74.9 million from the rights offering in May 2021, proceeds from of the promissory notes from a related party of $110.0 million, offset by repayments of the promissory notes from a related party of $110.0 million and proceeds from the exercise of stock options of $1.1 million.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of June 30, 2021.

	Payment due by period
	Total	Less that 1 year	Between 1 and 3 years	Between 3 and 5 years	More that 5 years
	(in thousands)
Operating lease obligations	$2,221	$1,007	$639	$460	$115

The preceding table excludes contingent payment obligations which primarily consist of commitments under our agreements with the Wellcome Trust, the University College London and certain employees, former employees and former directors of Discuva, pursuant to which we will be required to pay royalties or make milestone payments. As of June 30, 2021, we were unable to estimate the amount, timing or likelihood of achieving the milestones or making future product sales that these contingent payment obligations relate to. For additional information regarding these agreements, see “Business - Our Collaborations and Funding Arrangements” in our Annual Report on Form 10-K, filed on March 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) under the supervision and the participation of the company’s management, which is responsible for the management of the internal controls, and which includes our Chief Executive Officer and Executive Chairman (our principal executive officer and our principal financial officer). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of June 30, 2021 our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from our risk factors described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2021, except for the risk factor shown below. The risks referenced above are not the only risks facing our Company. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The recent determination by the Company to combine its two blinded pivotal Phase III clinical trials evaluating ridinilazole versus vancomycin into a single study could cause delays, affect our future expenses, and add uncertainty to our commercialization efforts, as well as to affect the likelihood of the successful completion of clinical development of ridinilazole.

The Company announced on August 11, 2021 its determination to combine its two blinded pivotal Phase III clinical trials evaluating ridinilazole versus vancomycin into a single study. While the Company believes that this combination is advisable and in the best interests of the Company and its stakeholders, any changes to the ongoing clinical trial could cause delays as a result of regulatory or other issues, affect our future expenses, and add uncertainty to our commercialization efforts, whether through the timing of approvals to commercialize ridinilazole, the ability to establish sales and marketing capabilities in the event approvals are obtained, or otherwise, as well as to affect the likelihood of the successful completion of clinical development of ridinilazole.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Description
31.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2021	SUMMIT THERAPEUTICS INC.

	By:	/s/ Robert W. Duggan
	Name:	Robert W. Duggan
	Title	Chief Executive Officer and Executive Chairman; Principal Executive Officer and Principal Financial Officer