Form 10-Q
period 2021-09-30
Summit Therapeutics Inc.
filed 2021-11-15
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2021, there were 97,714,447 shares of common stock, par value $0.01 per share, outstanding.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Report, contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Report include, among other things, statements about:

• the timing and conduct of our clinical trials of ridinilazole (formerly SMT19969) for the treatment and reduction of recurrence of patients with Clostridioides difficile infection (formerly known as Clostridium difficile infection), including statements regarding the timing of initiation and completion of the clinical trials and the period during which the results of the clinical trials will become available;
• the timing of and our ability to obtain marketing approval of ridinilazole, and the ability of ridinilazole to meet existing or future regulatory standards;
• the timing and conduct of clinical trials for any other product candidates;
• the potential benefits of our Discuva Platform to identify new bacterial targets for drug discovery and development;
• our plans to conduct research and development and advance potential new mechanism antibiotic compounds identified and developed under our Discuva Platform;
• the potential benefits and future operation of our collaboration with the Biomedical Advanced Research and Development Authority, or BARDA;
• the potential benefits and future operation of our license and commercialization agreement with Eurofarma Laboratórios SA, or Eurofarma;
• our plans with respect to possible future collaborations and partnering arrangements;
• the potential benefits of possible future acquisitions or investments in other businesses, products or technologies;
• our plans to pursue research and development of other future product candidates;
• the potential advantages of ridinilazole and our other new mechanism antibiotics;
• the rate and degree of market acceptance and clinical utility of ridinilazole and our other new mechanism antibiotics;
• our estimates regarding the potential market opportunity for ridinilazole and our other new mechanism antibiotics;
• our sales, marketing and distribution capabilities and strategy;
• our ability to establish and maintain arrangements for manufacture of ridinilazole;
• our intellectual property position;
• our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
• the impact of government laws and regulations;
• our competitive position;
•our ability to continue as a going concern if we are not able to raise additional capital or curtail spending in accordance with management's plans; and
• the impact of the novel coronavirus pandemic (COVID-19) and the response to it.

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

All share and per share data for periods prior to the Redomiciliation Transaction in this filing have been retroactively reflected to be presented in shares of our common stock, par value $0.01 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Summit Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$80,248	$66,417
Accounts receivable	2,290	331
Prepaid expenses	8,409	9,547
Other current assets	1,191	1,523
Research and development tax credit receivable	10,072	9,856
Total current assets	102,210	87,674

Non-current assets:
Research and development tax credit receivable	11,314	—
Property and equipment, net	656	725
Right-of-use assets	1,884	554
Goodwill	2,001	2,030
Intangible assets, net	10,608	11,515
Total assets	$128,673	$102,498

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,875	$6,140
Accrued expenses	7,432	4,261
Other current liabilities	1,030	729
Lease liabilities	941	390
Deferred revenue	7,511	8,370
Total current liabilities	22,789	19,890

Non-current liabilities:
Deferred revenue	—	569
Lease liabilities	896	75
Other non-current liabilities	2,690	2,511
Total liabilities	26,375	23,045

Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock, $0.01 par value: 250,000,000 shares authorized; 97,628,511 and 82,575,064 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	976	826
Additional paid-in capital	377,213	293,367
Accumulated other comprehensive loss	(3,442)	(3,794)
Accumulated deficit	(272,449)	(210,946)
Total stockholders' equity	102,298	79,453
Total liabilities and stockholders' equity	$128,673	$102,498

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$1,309	$181	$1,558	$675
Operating expenses:
Research and development	19,943	13,726	62,245	40,210
General and administrative	5,662	6,846	15,831	16,192
Impairment of intangible assets	—	859	—	859
Total operating expenses	25,605	21,431	78,076	57,261
Other operating income	4,810	4,309	16,379	14,949
Operating loss	(19,486)	(16,941)	(60,139)	(41,637)
Other (expense) income, net	(113)	(858)	(1,364)	2,289
Loss before income tax	(19,599)	(17,799)	(61,503)	(39,348)
Income tax benefit	—	56	—	192
Net loss	$(19,599)	$(17,743)	$(61,503)	$(39,156)
Net loss per share:
Basic and diluted	$(0.20)	$(0.26)	$(0.68)	$(0.58)
Weighted-average shares used to compute net loss per share:
Basic and diluted	97,452,628	67,231,900	90,360,713	67,227,184
Other comprehensive (loss) income:
Foreign currency translation adjustments	(863)	2,326	352	(2,350)
Comprehensive loss	$(20,462)	$(15,417)	$(61,151)	$(41,506)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	97,351,799	$974	$373,882	$(2,579)	$(252,850)	$119,427
Rights offering of common stock, net of offering costs of $41	—	—	(41)	—	—	(41)
Issuance of common stock from exercise of stock options	276,712	2	728	—	—	730
Stock-based compensation	—	—	2,644	—	—	2,644
Foreign currency translation adjustment	—	—	—	(863)	—	(863)
Net loss	—	—	—	—	(19,599)	(19,599)
Balance at September 30, 2021	97,628,511	$976	$377,213	$(3,442)	$(272,449)	$102,298

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	82,575,064	$826	$293,367	$(3,794)	$(210,946)	$79,453
Rights offering of common stock, net of offering costs of $159	14,312,976	143	74,698	—	—	74,841
Issuance of common stock from exercise of stock options	740,471	7	1,861	—	—	1,868
Stock-based compensation	—	—	7,184	—	—	7,184
Imputed interest expense on promissory note payable to a related party	—	—	103	—	—	103
Foreign currency translation adjustment	—	—	—	352	—	352
Net loss	—	—	—	—	(61,503)	(61,503)
Balance at September 30, 2021	97,628,511	$976	$377,213	$(3,442)	$(272,449)	$102,298

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2020	67,231,900	$672	$242,034	$(9,440)	$(179,662)	$53,604
Fractional shares issued from reverse stock split	3	—	—	—	—	—
Stock-based compensation	—	—	361	—	—	361
Foreign currency translation adjustment	—	—	—	2,326	—	2,326
Net loss	—	—	—	—	(17,743)	(17,743)
Balance at September 30, 2020	67,231,903	$672	$242,395	$(7,114)	$(197,405)	$38,548

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance December 31, 2019	67,178,054	$672	$241,204	$(4,764)	$(158,249)	$78,863
Fractional shares issued from reverse stock split	3	—	—	—	—	—
Issuance of common stock from exercise of stock options	53,846	—	3	—	—	3
Stock-based compensation	—	—	1,188	—	—	1,188
Foreign currency translation adjustment	—	—	—	(2,350)	—	(2,350)
Net loss	—	—	—	—	(39,156)	(39,156)
Balance at September 30, 2020	67,231,903	$672	$242,395	$(7,114)	$(197,405)	$38,548

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows used in operating activities:
Net loss	$(61,503)	$(39,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on recognition of contingent consideration payable	—	(101)
Non-cash interest expense (income)	480	(296)
Unrealized foreign exchange gain	(646)	(40)
Loss on disposal of asset	2	—
Impairment of intangible assets	—	859
Amortization of operating right-of-use assets	765	252
Depreciation	251	267
Amortization of intangible assets	768	827
Stock-based compensation	7,184	1,188
Change in operating assets and liabilities:
Accounts receivable	(2,070)	(3,480)
Prepaid expenses	1,065	1,431
Other current assets	(82)	(294)
Research and development tax credit receivable	(11,607)	(3,497)
Deferred revenue	(1,336)	5,286
Accounts payable	(347)	(1,849)
Accrued liabilities	4,411	(1,196)
Operating lease liabilities	(743)	(341)
Net cash used in operating activities	(63,408)	(40,140)

Cash flows used in investing activities:
Purchases of property and equipment	(186)	(371)
Net cash used in investing activities	(186)	(371)

Cash flows provided by financing activities:
Proceeds from issuance of common stock from rights offering	75,000	—
Transaction costs on issuance of common stock from rights offering	(159)	—
Proceeds from related party promissory notes	110,000	—
Payments of debt issuance costs	(54)	—
Repayment of related party promissory notes	(110,000)	—
Proceeds from exercise of stock options	1,868	3
Net cash provided by financing activities	76,655	3
Effect of exchange rate changes on cash	770	(2,064)
Increase (decrease) in cash	13,831	(42,572)
Cash at beginning of the period	66,417	63,842
Cash at end of the period	$80,248	$21,270

	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest on related party promissory note	$3	$—
Cash paid for income taxes	6	9
Transaction costs included in accrued expenses	41	—
Lease assets obtained in exchange for operating lease liabilities	2,124	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of the Business and Operations and Recent Events

Nature of Business and Operations

The terms "Summit" and the "Company" refer to Summit Therapeutics Inc. and its subsidiaries. Summit is a biopharmaceutical company focused on the discovery, development and commercialization of novel antibiotics for serious infectious diseases. Summit is conducting a Phase III clinical program focused on the infectious disease C. difficile infection (or "CDI"). It is also seeking to expand the product candidate portfolio through the development of new mechanism, precision antibiotics using the proprietary Discuva Platform.

On September 18, 2020, Summit, a Delaware corporation, became the successor issuer to Summit Therapeutics plc, a public limited company incorporated under the laws of England and Wales with the Registrar of Companies of England and Wales, United Kingdom ("U.K."), for certain purposes under both the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such succession occurred pursuant to a statutory scheme of arrangement under U.K. law pursuant to which all Summit Therapeutics plc outstanding ordinary shares were exchanged on a five-for-one basis for newly issued shares of Summit common stock and Summit became the holding company of Summit Therapeutics plc (the predecessor registrant and former holding company) and its subsidiaries (which is referred to as the "Redomiciliation Transaction"). Concurrently, Summit Therapeutics plc was converted into a private limited company under the laws of England and Wales and renamed Summit Therapeutics Limited. In addition, the warrants and stock options to purchase shares of Summit Therapeutics plc were canceled and replacement warrants and stock options to purchase common stock in Summit Therapeutics Inc. were issued. The scheme of arrangement was accounted for as an exchange of equity interests among entities under common control. All assets and liabilities of Summit Therapeutics plc were assumed by Summit, resulting in the retention of the historical basis of accounting as if they had always been combined for accounting purposes and the historical consolidated financial statements of Summit Therapeutics plc became the historical consolidated financial statements of Summit Therapeutics Inc. All share and per share data for periods prior to the Redomiciliation Transaction in the financial statements were retroactively reflected to be presented as shares of our common stock, par value $0.01 per share.

Recent Events

On May 12, 2021, the Company closed its rights offering, which was fully subscribed. The Company received aggregate gross proceeds from the rights offering of $75.0 million from the sale of 14,312,976 shares of the Company’s common stock, par value $0.01, at a price per share of $5.24. Issuance costs associated with the rights offering were immaterial. In connection with the closing of the rights offering, the Second Note (see Note 11) matured and became due and the Company repaid all principal and accrued interest thereunder using a portion of the proceeds from the rights offering.

On August 11, 2021, based on a thorough review of the design and enrollment status of its two ongoing blinded Phase III Ri-CoDIFy trials, the Company announced that it combined its two blinded pivotal Phase III clinical trials evaluating ridinilazole versus vancomycin into a single study and presented this decision to the United States ("U.S.") Food and Drug Administration (the "FDA") as such. During September 2021, the Company received feedback from the FDA that the FDA did not agree with the change to the primary endpoint that the Company proposed and has subsequently implemented in its ongoing Phase III Ri-CoDIFy studies when combining the trials. The Company will provide the combined results to all stakeholders, as the top line results become available. These top line results will best inform all parties as to the next appropriate course of action regarding ridinilazole. The Company anticipates communicating these results during the first quarter of 2022.

2. Basis of Presentation, Use of Estimates, Re-Classification of Certain Prior Period Balances and Correction of Errors in a Prior Period

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of September 30, 2021, and for the three and nine months ended September 30,

2021 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented at December 31, 2020 has been derived from the consolidated audited financial statement as of that date. The results of the period are not necessarily indicative of full year results or any other interim period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Summit Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission on March 31, 2021. The financial results of the Company's activities are reported in U.S. Dollars.

The progression of the COVID-19 pandemic continues to evolve and its enduring impact on the Company's business remains uncertain. Management believes the estimates and assumptions underlying its unaudited interim financial statements are reasonable and supportable based on the information available as of September 30, 2021, however, the extent to which the COVID-19 pandemic impacts the Company's financial results for the remainder of 2021 and beyond will depend on future developments that are highly uncertain and cannot be predicted at this time.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued research and development expenses, stock-based compensation, intangible assets, goodwill, other long-lived assets and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Re-Classification of Prior Period Balances

Certain prior period amounts within the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2020 have been re-classified to conform to the current period presentation. Specifically, a foreign currency loss of $1.3 million and a foreign currency gain of $2.0 million for the three and nine months ended September 30, 2020, respectively, previously included as part of total operating expenses within general and administrative expenses, has been reclassified to be presented as part of other (expense) income, net and net expenses of $0.7 million and $0.8 million for the three and nine months ended September 30, 2020, respectively, previously reported as research and development expenses, are now presented as general and administrative expenses in conformity with the current period presentation.

Correction of Errors in Prior Periods

During the quarter ended December 31, 2020, the Company identified a deferred tax asset relating to the acquired, carried forward, tax losses arising from the acquisition of Discuva Limited in December 2017 that was not included as part of the business combination accounting. Furthermore, the Company identified deferred tax assets relating to available carried forward group tax losses arising as a result of the acquisition of Discuva Limited in December 2017 that were not included in the Company's subsequent balances sheets. As a result, in the Company's previously issued condensed consolidated financial statements for the period ended September 30, 2020, the Company incorrectly recognized $0.4 million of goodwill and omitted the inclusion of deferred tax assets of $2.1 million in the balance sheet as of September 30, 2020. Since the Company's deferred tax liabilities and deferred tax assets both arise in the U.K. tax jurisdiction, accordingly these are offset on the condensed consolidated balance sheet. The Company records a full valuation allowance against the deferred tax assets in excess of the deferred tax liabilities, as the deferred tax liability represents future reversals of existing taxable temporary differences. The impact of these errors on net loss was a deferred tax benefit $0.1 million for the both the three and nine months ended September 30, 2020. The misstatement had no net impact on the Company’s condensed consolidated statements of cash flows. Management concluded that the correction was not material to previously issued consolidated financial statements. Since these errors were not material to any previously issued annual or interim financial statements, no amendments to previously filed financial statements were required. Consequently, the Company has corrected for these errors by revising the September 30, 2020 balances herein and in the annual financial statements on the Company's Form 10-K, filed on March 31, 2021.

3. Recently Issued or Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." This ASU improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency relating to: 1) recognition of an acquired contract liability and 2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination, whereas current U.S. GAAP requires that the acquirer measure such assets and liabilities at fair value on the acquisition date. This ASU is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2022. The Company will apply this ASU on a prospective basis for business combinations once this ASU is effective and at that time will be able to determine the potential impact on its financial position, results of operations or cash flows.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740)." This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this ASU during the first quarter of 2021 and the adoption of this ASU did not have a material impact on its financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350)." This ASU simplifies how an entity is required to test goodwill for impairment by eliminating the requirement to determine the fair value of individual assets and liabilities in order to calculate a reporting unit’s “implied” goodwill. This ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. The Company performs its goodwill impairment test during the fourth quarter of each fiscal year. The Company does not expect the adoption of this ASU to have a material impact on its financial position, results of operations or cash flows.

4. Going Concern

During the three and nine months ended September 30, 2021, the Company incurred a net loss of $19.6 million and $61.5 million, respectively, and cash flows used in operating activities for the nine month period ended September 30, 2021 was $63.4 million. As of September 30, 2021, the Company had an accumulated deficit of $272.4 million, cash of $80.2 million, research and development tax credits of $21.4 million and accounts receivable of $2.3 million. The Company expects to continue to generate operating losses for the foreseeable future. Until the Company can generate substantial revenue and achieve profitability, the Company will need to raise additional capital to fund its ongoing operations and capital needs.

During the third quarter of 2021, the Company combined its Phase III clinical trials evaluating ridinilazole versus vancomycin into a single study. The combination of these studies is expected to lead to the acceleration of the readout of our clinical trial results, which the Company expects to receive in the first quarter of 2022. Assuming positive top-line data, the Company may accelerate its spending to prepare for regulatory filings and commercial readiness. Based on these circumstances, prior to considering management’s plans described below, the Company has determined that with its current financial resources, which includes its existing cash on hand, funding agreements, and research and development tax credits receivable, the Company would be able to operate into the third quarter of 2022. In order to continue to fund the operations of the Company beyond this time period and assuming positive top-line data in the first quarter of 2022, management has developed plans, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations. There is no assurance, however, that additional financing will be available when needed or that management of the Company will be able to obtain financing on terms acceptable to the Company. If the Company is unable to obtain funding, the Company will implement an alternative operating plan that scales back its operations, reduces cash expenditures, and focuses its available capital on a reduced number of activities and programs. Based on the Company's current funding arrangements and financial resources as of September 30, 2021 of $103.9 million, consisting of cash of $80.2 million, research and development tax credit receivables of $21.4 million, and accounts receivable of $2.3 million, and after considering management’s alternative operating plans, the Company would have the ability to fund its operating costs and working capital needs into the first quarter of 2023.

The accompanying condensed consolidated financial statements are prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

5. Segment Reporting

The Company's chief operating decision makers (the "CODM function"), which are the Company’s Chief Executive Officer and Chief Operating Officer, utilize financial information to make decision about allocating resources and assessing performance for the entire Company, which is used in the decision-making process to assess performance. The CODM function views the Company’s operations and manage its business as a single reportable operating segment. The Company's single operating segment covers the Company’s research and development activities, primarily comprising the CDI program and antibiotic pipeline research activities. As the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

The Company operates in two geographic regions: the U.K. and the U.S. Substantially all of the Company's long-lived assets are held in the U.K.

For details of revenue from external customers by geography refer to Note 6.

6. Revenue

The following table summarizes revenue by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by category:	(in thousands)
Licensing agreements	$1,309	$181	$1,558	$675
	$1,309	$181	$1,558	$675
Revenue recognized in the period consists only of amounts received from the license and commercialization agreement with Eurofarma Laboratórios S.A.
The following table summarizes revenue by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by geography:	(in thousands)
Latin America	$1,309	$181	$1,558	$675
	$1,309	$181	$1,558	$675
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
Under the terms of the license and commercialization agreement with Eurofarma, the Company received an upfront payment of $2.5 million from Eurofarma in December 2017. In February 2020, the Company reached the first enrollment milestone and earned $1.0 million. In September 2021, the Company reached the second enrollment milestone and earned $1.25 million. The terms of the contract have been assessed under Accounting Standards Codification 606 and currently only the upfront payment and the first two enrollment milestone payments are included in the transaction price. These payments are initially recorded as deferred revenue in the balance sheet and are recognized as revenue ratably over the performance period.
Revenue recognized during the three and nine months ended September 30, 2021 related to the upfront payment and the first two enrollment milestones earned in accordance with the Company's revenue recognition policy. Revenue recognized during the three and nine months ended September 30, 2020 related to the upfront payment and the first enrollment milestone earned in accordance with the Company's revenue recognition policy. The revenue is being recognized ratably over the performance period to reflect the transfer of control to the customer occurring over the time period that the research and development services are provided by the Company. This output method is, in management’s judgment, the best measure of progress towards satisfying the performance obligation. As of September 30, 2021 and December 31, 2020, the current contract liability relating to the Eurofarma contract was $1.0 million and $0.8 million, respectively, and was recorded in current deferred revenue in the condensed consolidated balance sheet. As of September 30, 2021 and December 31, 2020, the non-current contract liability relating to the Eurofarma contract was $0 and $0.6 million, respectively, and was recorded in non-current deferred revenue in the condensed consolidated balance sheet.
In addition, the Company could receive an additional $1.5 million in development milestones upon the achievement of staged patient enrollment targets in the licensed territory in the combined Phase III clinical trial of ridinilazole. The Company is eligible to receive a further $1.0 million in development milestones, $2.4 million in commercial milestones and up to $18.0 million in sales milestones when cumulative net sales equal or exceed $100.0 million in the Eurofarma licensed territory. Each subsequent achievement of an additional $100.0 million in cumulative net sales will result in the Company receiving additional milestone payments, which, when combined with anticipated product supply transfer payments from Eurofarma paid to the Company in connection with a commercial supply agreement to be entered into between the two parties, will provide payments estimated to range from a mid-teens to high-teens percentage of cumulative net sales in the Eurofarma licensed territory. The Company estimates such product supply transfer payments from Eurofarma will range from a high single-digit to low double-digit percentage of cumulative net sales in the licensed territory.

7. Other Operating Income

The following table sets forth the components of other operating income by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other operating income by category:	(in thousands)
Funding income from BARDA (as defined below)	$644	$1,607	$3,974	$7,715
Research and development tax credits	3,815	2,559	11,698	6,900
Grant income from CARB-X (as defined below)	351	143	707	334
	$4,810	$4,309	$16,379	$14,949
BARDA (as defined below)
In September 2017, the Company was awarded a funding contract from the Biomedical Advanced Research and Development Authority ("BARDA"), part of the Office of the Assistant Secretary for Preparedness and Response and the U.S. Department of Health and Human Services, in support of the Company's Ri-CoDIFy clinical trials and regulatory development of ridinilazole. Under the terms of this contract, the Company was initially eligible to receive base period funding of $32.0 million. In addition, the contract included three option work segments that, if exercised in full by BARDA, would increase the total federal government funding under the contract to approximately $62.0 million. In August 2018, BARDA exercised one of the option work segments worth $12.0 million. In June 2019, BARDA increased the total value of the funding contract to up to $63.7 million; at this time, BARDA also exercised a second of the option work segments worth $9.6 million to bring the total amount of committed BARDA funding to $53.6 million. In January 2020, BARDA increased its award by $8.8 million to bring the total amount of the funding contract to $72.5 million and the total amount of committed BARDA funding to $62.4 million. The remaining federal government funding is dependent on BARDA in its sole discretion exercising the final independent option work segment, upon the achievement by the Company of certain agreed-upon milestones for ridinilazole.
As of September 30, 2021, an aggregate of $55.8 million of the total committed BARDA funding had been received and the Company has recognized $49.6 million of cumulative income since contract inception.

Research and development tax credits

Income from research and development ("R&D") tax credits, consists of R&D tax credits received in the U.K. The Company benefits from two U.K. R&D tax credit cash rebate regimes: Small and Medium Enterprise Program ("SME Program") and the Research and Development Expenditure Credit Program ("RDEC Program"). Qualifying expenditures largely comprise employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which the Company does not receive income. Tax credits related to the SME Program and RDEC Program are recorded as other operating income in the condensed consolidated statements of comprehensive loss. Under both schemes, the Company receives cash payments that are not dependent on the Company’s pre-tax net income levels.
Based on criteria established by Her Majesty’s Revenue and Customs, a portion of expenditures being carried out in relation to the Company's pipeline research and development, clinical trials management and third-party manufacturing development activities are eligible for the SME regime and the Company expects such elements of expenditure will also continue to be eligible for the SME regime in future periods.

As of September 30, 2021, the current and non-current research and development tax credit receivable was $10.1 million and $11.3 million, respectively. As of December 31, 2020, the current and non-current research and development tax credit receivable was $9.9 million and $0, respectively.

CARB-X (as defined below)

In May 2021, the Company announced the selection of a new preclinical candidate, SMT-738, from the DDS-04 series for development in the fight against multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae ("CRE") infections. Simultaneously, the Company announced it had received an award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program ("CARB-X") to progress this candidate through preclinical development and Phase 1a clinical trials. The award commits initial funding of up to $4.1 million, with the possibility of up to another $3.7 million based on the achievement of future milestones. As of September 30, 2021, $0.2 million of grant funding from CARB-X has been received and the Company has recognized $0.7 million of cumulative income since contract inception.

Grant income recognized during the three and nine months ended September 30, 2021 relates to SMT-738. Grant income recognized during the three and nine months ended September 30, 2020, consists of income from a sub-award from CARB-X for the Company's antibiotic pipeline research and development activities specifically relating to the DDS-01 series of antibiotics, targeting Neisseria gonorrhoeae, or N. gonorrhoeae, using our Discuva Platform. In the fourth quarter of 2020, the Company decided not to advance the DDS-01 series and to cease work on the gonorrhea program, and as such no further grant income is expected to be received from CARB-X under this sub-award.

8. Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Net loss	$(19,599)	$(17,743)	$(61,503)	$(39,156)

Basic weighted average number of shares of common stock outstanding	97,452,628	67,231,900	90,360,713	67,227,184
Diluted weighted average number of shares of common stock outstanding	97,452,628	67,231,900	90,360,713	67,227,184

Basic net loss per share	$(0.20)	$(0.26)	$(0.68)	$(0.58)
Diluted net loss per share	$(0.20)	$(0.26)	$(0.68)	$(0.58)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the diluted net loss by the weighted-average number of common shares outstanding for the period, including potentially dilutive common shares. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common share equivalents outstanding would have been anti-dilutive.

As of September 30, 2021 and 2020, 18,677,765 and 11,974,480 shares of common stock were excluded, respectively from the computation of diluted net loss per share as they would have been anti-dilutive.

9. Goodwill and Intangible Assets

Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. The Company assigns assets acquired (including goodwill) and liabilities assumed to one or more reporting units as of the date of acquisition. Typically acquisitions related to a single reporting unit and thus do not require the allocation of goodwill to multiple reporting units. If the products obtained in an acquisition are assigned to multiple reporting units, the goodwill is distributed to the respective reporting units as part of the purchase price allocation process.

Goodwill and purchased intangible assets are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results.

As of September 30, 2021 and December 31, 2020, goodwill was $2.0 million for both periods.
The changes in the carrying amount of intangible assets and accumulated impairment loss during the nine months ended September 30, 2021 and the year ended December 31, 2020 were as follows:

	September 30, 2021			December 31, 2020
	Gross carrying amount	Accumulated amortization and impairment	Net	Gross carrying amount	Accumulated amortization and impairment	Net
(In thousands)
Utrophin program acquired	$4,470	$(4,470)	$—	$4,534	$(4,534)	$—
Discuva platform acquired	14,361	(3,753)	10,608	14,565	(3,050)	11,515
Option over non-financial asset	909	(909)	—	921	(921)	—
Other patents and licenses	148	(148)	—	150	(150)	—
	$19,888	$(9,280)	$10,608	$20,170	$(8,655)	$11,515

Amortization expense was $0.8 million for both the nine months ended September 30, 2021 and 2020, respectively.

During the year ended December 31, 2020, the Company recognized an impairment charge of $0.9 million relating to its option over a non-financial asset pursuant to an evaluation and option agreement with a collaboration partner. The partner was no longer conducting antibiotic candidate programs over which the Company had the option and thus, management assessed the fair value to be zero.

10. Stock-Based Compensation and Warrants

The Company currently grants stock options to employees and directors under the 2020 Stock Incentive Plan (the "2020 Plan") and formerly, the Company granted stock options under the 2016 Long Term Incentive Plan (the "2016 Plan"). The 2020 Plan is administered by the Compensation Committee of the Company's Board of Directors. The 2020 Plan is intended to attract and retain employees and directors and provide an incentive for these individuals to assist the Company to achieve long-range performance goals and to enable these individuals to participate in the long-term growth of the Company.

The following table presents the stock option activity for both the 2016 Plan and the 2020 Plan as of September 30, 2021:

	Nine Months Ended September 30, 2021	Weighted average exercise price
Outstanding at December 31, 2020	3,672,968	$2.90
Granted	11,028,725	$5.89
Forfeited	(1,131,517)	$3.77
Exercised	(713,548)	$2.62
Outstanding at September 30, 2021	12,856,628	$5.41
Exercisable at September 30, 2021	913,773	$2.62

During the third quarter of 2021, the Compensation Committee of the Board of Directors approved a modification to the Company's outstanding performance-based stock option awards for active employees which removed the performance-based vesting criteria from these awards. Following this modification, the option awards are subject only to previously existing time-based vesting conditions. The Company accounted for this change as a modification in accordance with the requirements of Accounting Standards Codification Topic 718. As a result, 9,250,000 options that were previously authorized that had not achieved a grant date became granted in September 2021 relating to the modification. The Company will recognize the newly assessed measurement date fair value of the awards as compensation expense over the remaining vesting period. The stock option activity above incorporates the modified awards.

The total intrinsic value of all outstanding and exercisable stock options at September 30, 2021 was $8.6 million and $2.2 million, respectively.

The following table summarizes restricted stock units granted in the form of nominal-cost options:

	Nine Months Ended September 30, 2021	Weighted average exercise price
Outstanding at December 31, 2020	26,923	$0.07
Exercised	(26,923)	$0.07
Outstanding at September 30, 2021	—	$—

The total stock-based compensation expense included in the Company's condensed consolidated statements of comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$1,337	$275	$3,251	$638
General and administrative	1,307	86	3,933	550
Total stock-based compensation expense	$2,644	$361	$7,184	$1,188

Warrants

The Company had outstanding and exercisable warrants of 5,821,137 with a weighted average exercise price of $1.56 as of September 30, 2021 and December 31, 2020.

11. Related Party Transactions
On March 24, 2021, Mr. Duggan, the Company's Executive Chairman and Chief Executive Officer and primary stockholder, entered into a Note Purchase Agreement (the “Initial Purchase Agreement”) pursuant to which he loaned the Company $55.0 million in exchange for the issuance by the Company of an unsecured promissory note (the “Initial Note”) in the amount of $55.0 million. The Initial Note was to accrue interest at a rate per annum equal to 150% of the applicable 10 Year US Treasury rate, as adjusted monthly. The rate was initially estimated to be approximately 2.4%. The terms of the Initial Note were that it would mature and become due upon the earlier of (i) the consummation of a registered public offering with net proceeds of no less than $55.0 million, or (ii) 13 months from the date of issuance of the Initial Note. On April 20, 2021, the Company determined, with Mr. Duggan’s agreement, to rescind both the Initial Purchase Agreement and the Initial Note issued thereunder, and repaid the principal amount of the Initial Note in full, without interest or penalty, as such the Company recognized imputed interest of $0.1 million within additional paid in capital. For the nine months ended September 30, 2021, interest of $0.1 million and an immaterial amortized discount charge relating to the debt issuance cost were recognized related to the Initial Note.

On April 20, 2021, subsequent to the repayment of the Initial Note, Mr. Duggan entered into a second Note Purchase Agreement (the “Second Purchase Agreement”) pursuant to which he loaned the Company $55.0 million in exchange for the issuance by the Company of an unsecured promissory note (the “Second Note”) in the amount of $55.0 million. The Second Note accrued interest at a rate per annum equal to 150% of the applicable 10 Year US Treasury rate, as adjusted monthly (initially estimated to be approximately 2.4%). The Company was permitted to prepay any portion of the Second Note at its option without penalty. Pursuant to the terms of the Second Note, following consummation of the rights offering the Second Note matured and all principal and interest thereunder was repaid by the Company using a portion of the proceeds of the rights offering. For the nine months ended September 30, 2021, interest of $0.1 million accrued related to the Second Note and an immaterial discount was recognized.

On May 12, 2021, Mr. Duggan, participated in the Company's rights offering and purchased a total of 11,365,921 shares of the Company’s common stock, par value $0.01, at a price of $5.24 per share. After giving effect to the rights offering, Mr. Duggan is the beneficial owner of approximately 71% of the Company’s outstanding common stock. Dr. Zanganeh, the Company's Chief Operating Officer, also participated in the Company’s rights offering, purchasing a total of 389,077 shares of the Company’s common stock, par value $0.01, at a price of $5.24 per share. For further details on the Rights Offering see Note 1.

On March 26, 2021, the Company entered into a Sublease with Maky Zanganeh and Associates, Inc. ("MZA") consisting of 4,500 square feet of office space at 2882 Sand Hill Road, Menlo Park, CA (the “Sublease”). Dr. Zanganeh, the Company's Chief Operating Officer, is the sole owner of MZA. The Sublease runs until September 2022, with monthly rent payments to MZA of approximately $60.0 thousand per month. The rent payable under the terms of the Sublease is equivalent to the proportionate share of the rent payable by MZA to the third party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the three and nine months ended September 30, 2021, payments of $0.2 million and $0.4 million, respectively, were made pursuant to the Sublease.

12. Commitments and Contingencies

Fixed Asset Purchase Commitments

As of September 30, 2021 and December 31, 2020, the Company had no capital commitments.

Other Commitments

The Company enters into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore are cancellable contracts and are not required to be disclosed.

Indemnifications

The Company has entered into its standard form Indemnification Agreement for directors and executive officers, which was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2020, and is incorporated by reference herein. The Indemnification Agreement provides that, subject to the provisions of the Delaware General Corporation Law, the Company is required, among other things, to indemnify its directors or executive officers for certain expenses, including attorneys' fees, judgments, fines, and settlement amounts of the types customarily incurred by them in connection with any action or proceeding arising out of their service as one of the Company's directors or executive officers. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations at September 30, 2021 and December 31, 2020.

Legal Proceedings

The Company is not currently subject to any material legal proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and our audited consolidated financial statements and related notes for the year ended December 31, 2020 included in our Form 10-K, filed on March 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this filing, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target,” “intend” and similar expressions should be considered forward-looking statements. As a result of many factors, including those factors set forth in the risks identified the “Risk Factors’’ section of our other filings with the Securities and Exchange Commission, or the SEC, our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

Company Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel antibiotics for serious infectious diseases. We are conducting a Phase III clinical program focused on the infectious disease C. difficile infection (or "CDI"). Based on a thorough review of the design and enrollment status of our two ongoing blinded Phase III Ri-CoDIFy trials, on August 11, 2021, we announced the combination of these Phase III clinical trials evaluating ridinilazole versus vancomycin into a single study. We are also seeking to expand our product candidate portfolio through the development of new mechanism, precision antibiotics using our proprietary Discuva Platform.

To date, we have financed our operations primarily through issuances of our common stock (and before the Redomiciliation Transaction issuances of Summit Therapeutics plc’s ordinary shares and American Depositary Shares), payments to us under our license and commercialization agreement with Eurofarma Laboratórios SA, payments to us under our now-terminated license and collaboration agreement with Sarepta, and development funding and other assistance from government entities, philanthropic, non-government and not for profit organizations. In particular we have received funding from BARDA, CARB-X, Innovate UK, and Wellcome Trust.

We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed the development of any drugs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, due to the nature and timing of our research and development activities. We expect to incur significant expenses in continuing our Phase III clinical program, including concluding a pivotal clinical trial and assessing that trial's data for our lead product candidate, ridinilazole (formerly SMT19969), for the treatment of patients with CDI and will seek marketing approval, if warranted based on top line results of our studies, for ridinilazole in the United States (the "U.S."), as well as other geographies. In addition, if we obtain marketing approval of ridinilazole in the U.S. or other jurisdictions where we retain commercial rights, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses.

Recent Events

On May 12, 2021, we closed our rights offering, which was fully subscribed. We received aggregate gross proceeds from the rights offering of $75.0 million from the sale of 14,312,976 shares of our common stock, par value $0.01, at a price per share of $5.24. Issuance costs associated with the rights offering were immaterial. In connection with the closing of the rights offering, the Second Note (see Note 11) matured and became due and we repaid all principal and accrued interest thereunder using a portion of the proceeds from the rights offering.

On August 11, 2021, based on a thorough review of the design and enrollment status of its two ongoing blinded Phase III Ri-CoDIFy trials, the Company announced that it combined its two blinded pivotal Phase III clinical trials evaluating ridinilazole versus vancomycin into a single study and presented this decision to the U.S. Food and Drug Administration (the "FDA") as such. During September 2021, we received feedback from the FDA that the FDA did not agree with the change to the primary endpoint that we proposed and implemented in our ongoing Phase III Ri-CoDIFy studies. We will provide the combined results to all stakeholders, as the top line results become available. These top line results will best inform all parties as to the next appropriate course of action regarding ridinilazole. We anticipate communicating these results during the first quarter of 2022.

Business Impact of the COVID-19 Pandemic

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
.
•Many of our clinical trial sites have been operating with reduced staff and other restrictions. We increased our efforts to engage with our clinical trial sites with a focus on retaining patients and maintaining scheduled visits and treatments, and where possible, instituted practices such as addition of home healthcare provider services for patients and remote monitoring.

The progression of the COVID-19 pandemic continues to evolve and its enduring impact on our business remains uncertain. There may be other material adverse impacts on our business, operations and financial condition that are unpredictable at this time, including delays in the development and regulatory approval of our product candidates and difficulties in retaining qualified personnel during the pandemic and once it subsides. The extent to which the pandemic may impact our business will depend on future developments, such as the duration of the pandemic, quarantines, travel restrictions and other measures in the U.S., the United Kingdom ("U.K.") and around the world, business closures or business disruptions and the effectiveness of actions taken to contain the pandemic.

Results of Operations

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020

The following table summarizes the results of our operations for the three months ended September 30, 2021 and 2020, together with the changes to those items:

	Three Months Ended September 30,		Change September 30, 2021 vs. September 30, 2020
	2021	2020	Increase/(Decrease)
	(in thousands, except percentages)
Revenue	$1,309	$181	$1,128	623.2%
Operating expenses
Research and development	19,943	13,726	6,217	45.3
General and administrative	5,662	6,846	(1,184)	(17.3)
Impairment of intangible assets	—	859	(859)	(100.0)
Total operating expenses	25,605	21,431	4,174	19.5
Other operating income	4,810	4,309	501	11.6
Operating loss	(19,486)	(16,941)	(2,545)	(15.0)
Other (expense) income, net	(113)	(858)	745	86.8
Loss before income taxes	(19,599)	(17,799)	(1,800)	(10.1)
Income tax benefit	—	56	(56)	(100.0)
Net loss	$(19,599)	$(17,743)	$(1,856)	(10.5)%

Revenue

Revenue increased by $1.1 million for the three months ended September 30, 2021, compared to the same period in the prior year. Revenue for the three months ended September 30, 2021 and 2020 relates to revenue from our license and commercialization agreement with Eurofarma. The increase is primarily attributed to the achievement of a milestone of $1.25 million in September of 2021. This revenue is recognized ratably over the performance period the research and development services are provided.

Operating Expenses

Research and Development Expenses

The table below summarizes our research and development expenses by category for the three months ended September 30, 2021 and 2020. Our CDI program expenses and antibiotic pipeline development activities include costs paid to contract research organizations, manufacturing costs for our clinical trials, laboratory testing costs and research related expenses. Other research and development costs include staff and travel costs primarily for our CDI and antibiotic development teams, research and development related legal costs, patent registration fees, an allocation of facility-related costs and other non-core program related expenses.

	Three Months Ended September 30,		Change September 30, 2021 vs. September 30, 2020
	2021	2020	Increase/(Decrease)
	(in thousands, except percentages)
CDI program	$12,287	$10,394	$1,893	18.2%
Antibiotic pipeline research and development costs	523	422	101	23.9
Other research and development costs	7,133	2,910	4,223	145.1
Total	$19,943	$13,726	$6,217	45.3%

Investment in our CDI program increased by $1.9 million for the three months ended September 30, 2021, compared to the same period in the prior year, primarily due to clinical and manufacturing activities associated with the Phase III clinical trials of ridinilazole.

Investment in our antibiotic pipeline development activities was $0.5 million for the three months ended September 30, 2021, which reflects costs associated with development of our preclinical candidate, SMT-738, from the DDS-04 series for development in the fight against multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae ("CRE") infections. Investment in our antibiotic pipeline development activities was $0.4 million for the three months ended September 30, 2020, which reflects costs associated with work on the DDS-01 series and the gonorrhea program which we ceased work on at the end of 2020.

Other research and development expenses increased by $4.2 million for the three months ended September 30, 2021, compared to the same period in the prior year, primarily due to an increase compensation related costs, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $5.6 million and $6.8 million for the three months ended September 30, 2021 and 2020, respectively.

General and administrative expenses decreased by $1.2 million for the three months ended September 30, 2021, compared to the same period in the prior year, primarily due to a decrease of $2.0 million in consulting and professional fees, which primarily relates to the Redomiciliation Transaction, and a decrease of $0.3 million relating to marketing related activities, partially offset by an increase of $1.0 million in compensation related costs, which includes stock-based compensation.

Impairment of intangible assets

During the three months ended September 30, 2020, we recognized an impairment charge of $0.9 million relating to our option over a non-financial asset pursuant to an Evaluation and Option Agreement with a collaboration partner. The partner was no longer conducting antibiotic candidate programs over which we had the option and thus, we assessed the fair value to be zero.

Other Operating Income

Other operating income was $4.8 million and $4.3 million for the three months ended September 30, 2021 and 2020, respectively.

The increase in other operating income of $0.5 million for the three months ended September 30, 2021, compared to the same period in the prior year is due to an increase of $1.3 million related to U.K. research and development tax credits for research and development expenses incurred that are not funded by third parties and an increase of $0.2 million in grant income received from CARB-X to progress the preclinical candidate, SMT-738, from the DDS-04 series for development in the fight against multidrug resistant infections, offset by a decrease of $1.0 million in funding income from from BARDA in support of our Ri-CoDIFy clinical trials and regulatory development of ridinilazole.

Other (Expense) Income, net

Other expense, net was $0.1 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, was comprised of losses from fluctuations in foreign currency.

Income tax benefit

Income tax benefit for the three months was $0 and $0.1 million for the three months ended September 30, 2021, and 2020, respectively.

Our income tax benefit during the third quarter of 2020 relates to our U.S. corporate taxation due in relation to the U.S. tax resident trading entity. We have recorded a full valuation allowance against its deferred tax assets in excess of our deferred tax liabilities, as the deferred tax liability represents future reversals of existing taxable temporary differences.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020

The following table summarizes the results of our operations for the nine months ended September 30, 2021 and 2020, together with the changes to those items:

	Nine Months Ended September 30,		Change September 30, 2021 vs. September 30, 2020
	2021	2020	Increase/(Decrease)
	(in thousands, except percentages)
Revenue	1,558	675	$883	130.8%
Operating expenses
Research and development	62,245	40,210	22,035	54.8
General and administrative	15,831	16,192	(361)	(2.2)
Impairment of intangible assets	—	859	(859)	(100.0)
Total operating expenses	78,076	57,261	20,815	36.4
Other operating income	16,379	14,949	1,430	9.6
Operating loss	(60,139)	(41,637)	(18,502)	(44.4)
Other (expense) income, net	(1,364)	2,289	(3,653)	(159.6)
Loss before income taxes	(61,503)	(39,348)	(22,155)	(56.3)
Income tax benefit	—	192	(192)	(100.0)
Net loss	$(61,503)	$(39,156)	$(22,347)	(57.1)%
Revenue

Revenue increased by $0.9 million for the nine months ended September 30, 2021, compared to the same period in the prior year. Revenue for the nine months ended September 30, 2021 and 2020 relates to revenue from our license and commercialization agreement with Eurofarma. The increase is primarily attributed to the achievement of a milestone of $1.25 million in September of 2021. This revenue is recognized ratably over the performance period the research and development services are provided.

Operating Expenses

Research and Development Expenses

The table below summarizes our research and development expenses by category for the nine months ended September 30, 2021 and 2020. Our CDI program expenses and antibiotic pipeline development activities include costs paid to contract research organizations, manufacturing costs for our clinical trials and laboratory testing costs and research related expenses. Other research and development costs include staff and travel costs (including those of our internal CDI and antibiotic development teams), research and development related legal costs, patent registration fees, an allocation of facility-related costs and other non-core program related expenses.

	Nine Months Ended September 30,		Change September 30, 2021 vs. September 30, 2020
	2021	2020	Increase/(Decrease)
	(in thousands, except percentages)
CDI program	$41,712	$29,381	$12,331	42.0%
Antibiotic pipeline research and development costs	1,150	1,369	(219)	(16.0)
Other research and development costs	19,383	9,460	9,923	104.9
Total	$62,245	$40,210	$22,035	54.8%

Investment in our CDI program increased by $12.3 million for the nine months ended September 30, 2021, compared to the same period in the prior year, primarily due to clinical and manufacturing activities associated with the Phase III clinical trials of ridinilazole.

Investment in our antibiotic pipeline development activities was $1.2 million for the nine months ended September 30, 2021, which reflects costs associated with development of our preclinical candidate, SMT-738, from the DDS-04 series for development in the fight against multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae ("CRE") infections. Investment in our antibiotic pipeline development activities was $1.4 million for the nine months ended September 30, 2020, which reflects costs associated with work on the DDS-01 series and the gonorrhea program which we ceased work on at the end of 2020.

Other research and development expenses increased by $9.9 million for the nine months ended September 30, 2021, compared to the same period in the prior year, primarily due to an increase compensation related costs, including stock-based compensation and facilities costs.

General and Administrative Expenses

General and administrative expenses were $15.8 million and $16.2 million for the nine months ended September 30, 2021 and 2020, respectively.

General and administrative expenses decreased by $0.4 million for the nine months ended September 30, 2021, compared to the same period in the prior year, primarily due to a decrease of $2.5 million in consulting and professional fees, which primarily relates to the Redomiciliation Transaction, and a decrease of $0.8 million relating to marketing related activities, partially offset by an increase of $2.7 million in compensation related costs, including stock-based compensation.

Impairment of intangible assets

During the nine months ended September 30, 2020, we recognized an impairment charge of $0.9 million relating to our option over a non-financial asset pursuant to an evaluation and option agreement with a collaboration partner. The partner was longer conducting antibiotic candidate programs over which we had the option and thus, we assessed the fair value to be zero.

Other Operating Income

Other operating income was $16.4 million and $14.9 million for the nine months ended September 30, 2021 and 2020, respectively.

The increase in other operating income of $1.5 million for the nine months ended September 30, 2021, compared to the same period in the prior year is due to an increase of $4.8 million related to U.K. research and development tax credits for research and development expenses incurred that are not funded by third parties and an increase of $0.4 million in grant income received from CARB-X to progress the preclinical candidate, SMT-738, from the DDS-04 series for development in the fight against multidrug resistant infections, offset by a decrease of $3.7 million in funding income from BARDA in support of our Ri-CoDIFy clinical trials and regulatory development of ridinilazole.

Other (Expense) Income, net

Other expense, net was $1.4 million for the nine month period ended September 30, 2021, primarily consisted of a foreign currency loss of $0.9 million and interest accrued on a promissory note payable to a related party of $0.2 million. Other income, net was $2.3 million for the nine months ended September 30, 2020, which primarily consisted of a foreign currency gain of $2.0 million.

Income tax benefit

Our income tax benefit was $0 and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively. Our income tax benefit during the nine month period ended September 30, 2020 relates to our U.S. corporate taxation due in relation to the U.S. tax resident trading entity. We have recorded a full valuation allowance against its deferred tax assets in excess of our deferred tax liabilities, as the deferred tax liability represents future reversals of existing taxable temporary differences.

Liquidity and Capital Resources

Sources of liquidity

To date, we have financed our operations primarily through issuances of our common stock (and before the Redomiciliation Transaction issuances of Summit Therapeutics plc’s ordinary shares and American Depositary Shares), payments to us under our former license and collaboration agreement with Sarepta and our license and commercialization agreement with Eurofarma and development funding and other assistance from government entities, philanthropic, non-government and not for profit organizations. In particular, we have received funding from BARDA, CARB-X, Innovate UK, Wellcome Trust.

In January 2019, we received net proceeds of $24.4 million from the issuance and sale of 15,625,000 shares of common stock to a single investor, Mr. Robert W. Duggan. In December 2019, we received net proceeds of $49.1 million from the issuance and sale of 35,075,690 shares of common stock to three existing investors. As part of the equity placing, the participating investors were granted warrants with the right to subscribe for 5,261,353 new shares of common stock at an exercise price of $1.58 per share. On November 6, 2020, we received net proceeds of $50.0 million from the issuance and sale of 14,970,060 shares of common stock to three existing investors. Following the issuance of an unsecured promissory note on March 24, 2021, we received net proceeds of $55.0 million. Such note was later repaid without interest or penalty, rescinded and replaced by a new note on April 20, 2021, pursuant to a second unsecured promissory note we received net proceeds of $55.0 million. Subsequently, on May 12, 2021, we received proceeds of $75.0 million in the aggregate from the sale of 14,312,976 shares of Common Stock at a price per share of $5.24 from our rights offering, the proceeds of which were used in part to repay amounts outstanding on the second unsecured promissory note.

Funding requirements

Since our inception, we have incurred significant operating losses. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to be significant in connection with continuing our Phase III clinical program, including concluding a pivotal clinical trial and assessing that trial's data for our lead product candidate, ridinilazole, for the treatment of CDI, conducting preclinical research and development activities and seeking marketing approval for ridinilazole in the U.S. as well as other geographies where we retain commercialization rights. In addition, our expenses will increase if and as we:
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

During the three and nine months ended September 30, 2021, we incurred a net loss of $19.6 million and $61.5 million, respectively, and cash flows used in operating activities for the nine month period ended September 30, 2021 was $63.4 million. As of September 30, 2021, we had an accumulated deficit of $272.4 million, cash of $80.2 million, research and development tax credits of $21.4 million and accounts receivable of $2.3 million. We expect to continue to generate operating losses for the foreseeable future. Until we can generate substantial revenue and achieve profitability, we will need to raise additional capital to fund ongoing operations and capital needs.

During the third quarter of 2021, we combined our Phase III clinical trials evaluating ridinilazole versus vancomycin into a single study. The combination of these studies is expected to lead to the acceleration of the readout of our clinical trial results, which we expect to receive in the first quarter of 2022. Assuming positive top-line data, we may accelerate our spending to prepare for regulatory filings and commercial readiness. Based on these circumstances, prior to considering our plans described below, we have determined that with our current financial resources, which include existing cash on hand, funding agreements, and research and development tax credits receivable, we would be able to operate into the third quarter of 2022. In order to continue to fund our operations beyond this time period and assuming positive top-line data in the first quarter of 2022, we have developed plans, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations. There is no assurance, however, that additional financing will be available when needed or that we will be able to obtain financing on terms acceptable to us. If we are unable to obtain funding, we will implement an alternative operating plan that scales back our operations, reduces cash expenditures, and focuses our available capital on a reduced number of activities and programs. Based on our current funding arrangements and financial resources as of September 30, 2021 of $103.9 million, consisting of cash of $80.2 million, research and development tax credit receivables of $21.4 million, and accounts receivable of $2.3 million, and after considering our alternative operating plans, we would have the ability to fund our operating costs and working capital needs into the first quarter of 2023.

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

•the extent to which we change our physical presence; and
•the costs of operating as a domestic issuer in the U.S. following the Redomiciliation Transaction.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of some, or all, of the following: equity and debt offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations and, marketing, distribution or licensing arrangements. We do not have any committed external source of funds other than amounts we may receive from Eurofarma, BARDA, CARB-X and under our arrangements with them and our research and development tax credits receivable. As a result, we will need additional capital to fund our operations. Additional capital, when needed, may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we will be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows
The following table summarizes the results of our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Change September 30, 2021 vs. September 30, 2020
	2021	2020	Increase/(Decrease)
	(in thousands)
Net cash used in operating activities	$(63,408)	$(40,140)	$(23,268)
Net cash used in investing activities	(186)	(371)	185
Net cash provided by financing activities	76,655	3	76,652
Effect of exchange rates on cash	770	(2,064)	2,834
Increase (Decrease) in cash	$13,831	$(42,572)	$56,403
Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2021 was $63.4 million and resulted from a net loss of $61.5 million, which included non-cash charges of $8.8 million, which is primarily comprised of $7.2 million of stock-based compensation, and a net increase in working capital of $10.7 million. The net increase in working capital was primarily due to an increase of $11.6 million in the research and development tax credit receivable, an increase of $2.1 million in accounts receivable, a decrease of $1.3 million in deferred revenue, partially offset by an increase of $4.4 million in accrued liabilities.
Net cash used in operating activities for the nine months ended September 30, 2020 was $40.1 million and resulted from a net loss of $39.2 million, which included non-cash charges of $3.0 million and a net increase in working capital of $3.9 million. The net increase in working capital includes an increase of $3.5 million in the research and development tax credit receivable, an increase of $3.5 million in accounts receivable, a decrease of $1.8 million in accounts payable, a decrease of $1.2 million in accrued liabilities, partially offset by an increase in deferred revenue of $5.3 million and a decrease of $1.4 million in prepaid expenses.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 of $0.2 million and $0.4 million, respectively, was for the purchase of property and equipment.
Net Cash Used in Financing Activities
Net cash provided by financing activities was $76.7 million for the nine months ended September 30, 2021 and primarily resulted from net proceeds of $74.8 million from the rights offering in May 2021, proceeds from the promissory notes from a related party of $110.0 million, offset by repayments of the promissory notes from a related party of $110.0 million and proceeds from the exercise of stock options of $1.9 million.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses, stock-based compensation, intangible assets, goodwill, other long-lived assets and income taxes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 3 to our audited condensed consolidated financial statements included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2021. There have been no material changes to our critical accounting policies and estimates since the date of issuance of those audited financial statements.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of September 30, 2021.

	Payment due by period
	Total	Less that 1 year	Between 1 and 3 years	Between 3 and 5 years	More that 5 years
	(in thousands)
Operating lease obligations	$1,890	$940	$447	$447	$56

The preceding table excludes contingent payment obligations which primarily consist of commitments under our agreements with the Wellcome Trust, the University College London and certain employees, former employees and former directors of Discuva, pursuant to which we will be required to pay royalties or make milestone payments. As of September 30, 2021, we were unable to estimate the amount, timing or likelihood of achieving the milestones or making future product sales that these contingent payment obligations relate to. For additional information regarding these agreements, see “Business - Our Collaborations and Funding Arrangements” in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 31, 2021.

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

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to Note 3, Recently Issued or Adopted Accounting Pronouncements, to our condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) under the supervision and the participation of the company’s management, which is responsible for the management of the internal controls, and which includes our Chief Executive Officer and Executive Chairman (our principal executive officer and our principal financial officer). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Information regarding risk factors affecting the Company's business are discussed in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report") filed with the Securities and Exchange Commission on March 31, 2021 and the section entitled "Risk Factors" in the Company's Quarterly report on Form 10-Q for the period ended June 30, 2021, (the "Quarterly Report for Q2, 2021"), which section is incorporated by reference herein. There have been no other material changes to the risk factors as described in our Annual Report or our Quarterly Report for Q2 2021, except for the risk factors shown below. The risks referenced above are not the only risks facing our Company. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There can be no assurance that the FDA will ultimately accept Summit’s decision to combine its two ongoing Phase III Ri-CoDIFy studies or the primary endpoint that Summit has proposed and implemented in such studies.

As previously announced on August 11, 2021, based on a thorough review of the design and enrollment status of our two ongoing blinded Phase III Ri-CoDIFy trials, the Company announced that it combined its two blinded pivotal Phase III clinical trials evaluating ridinilazole versus vancomycin into a single study and presented this decision to the U.S. Food and Drug Administration (the "FDA") as such. During September 2021, we received feedback from the FDA that the FDA did not agree with the change to the primary endpoint that we proposed and implemented in our ongoing Phase III Ri-CoDIFy studies. The FDA may object to one or both of the foregoing recently announced changes to our Phase III study evaluating ridinilazole. If the FDA determines not to accept the Company’s recent decision to combine its two Phase III Ri-CoDIFy studies or modify the primary endpoint of our study, such determination may materially impede our ability to obtain approval of ridinilazole and cause a material adverse effect to our business.

We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We expect to continue to generate operating losses for the foreseeable future. Until we can generate substantial revenue and achieve profitability, we will need to raise additional capital to fund ongoing operations and capital needs. Since inception, we have incurred significant operating losses. During the three and nine months ended September 30, 2021, we incurred a net loss of $19.6 million and $61.5 million, respectively and cash flows used in operating activities for the nine-month period ended September 30, 2021 was $63.4 million. As of September 30, 2021, we had an accumulated deficit of $272.4 million, cash of $80.2 million, research and development tax credits of $21.4 million and accounts receivable of $2.3 million.

To date, we have financed our operations primarily through issuances of our common stock (and before the Redomiciliation Transaction issuances of Summit Therapeutics plc’s ordinary shares and American Depositary Shares), payments to us under our former license and collaboration agreement with Sarepta and our license and commercialization agreement with Eurofarma, and development funding and other assistance from government entities, philanthropic, non-government and not for profit organizations. In particular, we have received funding from BARDA, CARB-X, Innovate UK, Wellcome Trust and a number of not-for-profit organizations.

We have devoted substantially all of our financial resources and efforts to developing our lead product candidate, ridinilazole, for the treatment of CDI, identifying potential product candidates, and conducting preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses may increase substantially as we:

• continue our the Phase III clinical program, including concluding a pivotal clinical trial and assessing that trial's data for our lead product candidate, ridinilazole, for the treatment of CDI;

• conduct research and continue preclinical development of additional product candidates;

• maintain and augment our intellectual property portfolio and opportunistically acquire complimentary intellectual property;

• seek to obtain regulatory and marketing approvals for the commercialization of ridinilazole in the U.S. as well as other geographies where we retain commercialization rights;

• scale-up manufacturing capabilities to commercialize ridinilazole and any other products for which we may obtain regulatory approval;

• perform our obligations under our collaboration agreements;

• pursue business development opportunities, including investing in other businesses, products and technologies;

• experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing, and selling any products for which we may obtain regulatory approval. We are in the preliminary stages of many of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with pharmaceutical product and biological development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations.

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

Date: November 15, 2021	SUMMIT THERAPEUTICS INC.

	By:	/s/ Robert W. Duggan
	Name:	Robert W. Duggan
	Title	Chief Executive Officer and Executive Chairman; Principal Executive Officer and Principal Financial Officer