Form 10-Q
period 2022-06-30
Summit Therapeutics Inc.
filed 2022-08-11
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

2882 Sand Hill Road, Suite 106,
Menlo Park, CA
(Address of principal executive offices)

94025

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

As of August 4, 2022, there were 98,122,356 shares of common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Summit Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$57,335	$71,791
Accounts receivable	238	1,464
Prepaid expenses	5,393	7,161
Other current assets	2,300	1,201
Research and development tax credit receivable	14,132	15,695
Total current assets	79,398	97,312

Non-current assets:
Research and development tax credit receivable	2,323	—
Property and equipment, net	1,095	694
Right-of-use assets	2,017	2,790
Goodwill	1,806	2,009
Intangible assets, net	8,900	10,399
Other assets	179	170
Total assets	$95,718	$113,374

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,574	$4,374
Accrued expenses	5,513	7,197
Accrued compensation	1,906	4,125
Lease liabilities	684	1,091
Deferred revenue and other income	3,231	7,939
Other current liabilities	265	897
Total current liabilities	15,173	25,623

Non-current liabilities:
Lease liabilities, net of current portion	1,322	1,691
Other non-current liabilities	2,594	2,776
Promissory note payable to a related party	25,312	—
Total liabilities	44,401	30,090

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shared authorized; none issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 98,122,356 and 98,039,540 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	981	980
Additional paid-in capital	391,220	384,049
Accumulated other comprehensive loss	(3,168)	(2,197)
Accumulated deficit	(337,716)	(299,548)
Total stockholders' equity	51,317	83,284
Total liabilities and stockholders' equity	$95,718	$113,374

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$235	$57	$485	$249
Operating expenses:
Research and development	9,008	23,923	29,564	42,302
General and administrative	6,933	5,984	13,592	10,169
Total operating expenses	15,941	29,907	43,156	52,471
Other operating income	3,014	6,120	7,821	11,569
Operating loss	(12,692)	(23,730)	(34,850)	(40,653)
Other expense, net	(4,079)	(686)	(3,318)	(1,251)
Net loss	$(16,771)	$(24,416)	$(38,168)	$(41,904)
Net loss per share:
Basic and diluted	$(0.17)	$(0.27)	$(0.38)	$(0.48)
Weighted-average shares used to compute net loss per share:
Basic and diluted	99,654,092	92,065,957	99,627,701	88,110,285

Comprehensive loss:
Net loss	$(16,771)	$(24,416)	$(38,168)	$(41,904)
Other comprehensive (loss) income:
Foreign currency translation adjustments	789	540	(971)	1,215
Comprehensive loss	$(15,982)	$(23,876)	$(39,139)	$(40,689)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2022	98,122,356	981	388,328	(3,957)	(320,945)	64,407
Stock-based compensation	—	—	2,496	—	—	2,496
Imputed interest on promissory note payable to a related party	—	—	396	—	—	396
Foreign currency translation adjustment	—	—	—	789	—	789
Net loss	—	—	—	—	(16,771)	(16,771)
Balance at June 30, 2022	98,122,356	$981	$391,220	$(3,168)	$(337,716)	$51,317

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	98,039,540	980	384,049	(2,197)	(299,548)	83,284
Issuance of common stock under stock purchase plans and exercise of stock options	82,816	1	186	—	—	187
Stock-based compensation	—	—	6,492	—	—	6,492
Imputed interest on promissory note payable to a related party	—	—	493	—	—	493
Foreign currency translation adjustment	—	—	—	(971)	—	(971)
Net loss	—	—	—	—	(38,168)	(38,168)
Balance at June 30, 2022	98,122,356	$981	$391,220	$(3,168)	$(337,716)	$51,317

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2021	82,919,522	$829	$295,129	$(3,119)	$(228,434)	$64,405
Rights offering of common stock, net of offering costs of $118	14,312,976	143	74,739	—	—	74,882
Issuance of common stock from exercise of stock options	119,301	2	239	—	—	241
Stock-based compensation	—	—	3,672	—	—	3,672
Imputed interest on promissory note payable to a related party	—	—	103	—	—	103
Foreign currency translation adjustment	—	—	—	540	—	540
Net loss	—	—	—	—	(24,416)	(24,416)
Balance at June 30, 2021	97,351,799	$974	$373,882	$(2,579)	$(252,850)	$119,427

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	82,575,064	$826	$293,367	$(3,794)	$(210,946)	$79,453
Rights offering of common stock, net of offering costs of $118	14,312,976	143	74,739	—	—	74,882
Issuance of common stock from exercise of stock options	463,759	5	1,133	—	—	1,138
Stock-based compensation	—	—	4,540	—	—	4,540
Imputed interest on promissory note payable to a related party	—	—	103	—	—	103
Foreign currency translation adjustment	—	—	—	1,215	—	1,215
Net loss	—	—	—	—	(41,904)	(41,904)
Balance at June 30, 2021	97,351,799	$974	$373,882	$(2,579)	$(252,850)	$119,427

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(38,168)	$(41,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	941	315
Unrealized foreign exchange loss (gain)	2,366	(1,495)
Amortization of operating right-of-use assets	558	470
Depreciation	168	170
Amortization of intangible assets	480	512
Stock-based compensation	6,492	4,540
Change in operating assets and liabilities:
Accounts receivable	1,160	(704)
Prepaid expenses	1,231	3,968
Other current assets	(1,383)	195
Research and development tax credit receivable	(2,426)	(7,854)
Deferred revenue and other income	(4,132)	(1,554)
Accounts payable	(721)	672
Accrued liabilities	(1,078)	3,730
Accrued compensation	(3,085)	(453)
Other long-term assets	(27)	—
Operating lease liabilities	(594)	(451)
Net cash used in operating activities	(38,218)	(39,843)

Cash flows used in investing activities:
Purchases of property and equipment	(654)	(190)
Net cash used in investing activities	(654)	(190)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock for rights-offering	—	75,000
Transaction costs related to the issuance of common stock for rights-offering	—	(105)
Proceeds from related party promissory notes	25,000	110,000
Re-payment of related party promissory notes	—	(110,000)
Payment of related party promissory notes issuance costs	—	(54)
Proceeds received related to employee stock awards	187	1,138
Net cash provided by financing activities	25,187	75,979
Effect of exchange rate changes on cash	(771)	1,023
(Decrease) Increase in cash	(14,456)	36,969
Cash at beginning of the period	71,791	66,417
Cash at end of the period	$57,335	$103,386

	Six Months Ended June 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest on related party promissory notes	$—	$85
Cash paid for income taxes	$—	$6
Transaction costs included in accrued expenses	$—	$13
Lease assets obtained in exchange for operating lease liabilities	$—	$2,124

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

1. Nature of Business and Operations and Recent Events

Nature of Business and Operations

The terms "Summit" and the "Company" refer to Summit Therapeutics Inc. and its subsidiaries. The Company is a biopharmaceutical company focused on the discovery, development, and commercialization of patient-, physician-, caregiver- and societal-friendly medicinal therapies intended to improve quality of life, increase potential duration of life, and resolve serious unmet healthcare needs. The Company's novel pipeline of product candidates is designed with the goal to become the patient-friendly, new-era standard-of-care medicines. The Company's lead product candidate, ridinilazole, is a novel first-in-class drug that is engaged in a global Phase III clinical trial program. On December 20, 2021, the Company announced topline results for the Phase III Ri-CoDIFy study evaluating ridinilazole for treating patients suffering from Clostridioides difficile infection, also known as C. difficile infection, or CDI. The Company's second product candidate, SMT-738, was announced in May 2021 for combating multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae (“CRE”) infections. SMT-738 is the first of a novel class of precision antibiotics that has entered into preclinical development. The Company has two additional discovery-phase assets in its pipeline with undisclosed targets in the therapeutic area of oncology. The Company intends to expand its pipeline portfolio by developing further new era product offerings in the therapeutic area of oncology and/or product offerings that are designed to work in harmony with the human gut microbiome.

Recent Events

On June 22, 2022, the Company announced a rights offering for its existing shareholders to participate in the purchase of additional shares of its common stock. The rights offering commenced on July 18, 2022, and the associated subscription rights expired on August 8, 2022. Aggregate gross proceeds from the rights offering were $100,000 from the sale of approximately 103,000,000 shares of the Company's common stock at a price of $0.97 per share. Issuance costs were approximately $100. In connection with the closing of the rights offering, the 2022 Note, which is defined in Note 11, matured and became due, and the Company repaid all principal and accrued interest thereunder using a portion of the proceeds from this rights offering on August 10, 2022.

On July 27, 2022, the Company held a Special Meeting of Stockholders (the "Special Meeting") whereby the following matters were submitted to a vote of the Company’s stockholders at the Special Meeting: (i) an amendment to the Company’s Restated Certificate of Incorporation, dated September 18, 2020, to increase the number of authorized shares of common stock by 100,000,000 (from 250,000,000 to 350,000,000); and (ii) an amendment to the Summit Therapeutics Inc. 2020 Stock Incentive Plan (the “Plan”) to increase the number of shares of the Company’s common stock issuable under the Plan by 8,000,000 shares.

Each of the matters submitted to a vote of the Company’s stockholders at the Special Meeting was approved by the requisite vote of the Company’s stockholders in accordance with the recommendation of the Company’s Board of Directors.

2. Basis of Presentation and Use of Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of June 30, 2022, and for the three and six months ended June 30, 2022 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented at December 31, 2021 has been derived from the consolidated audited financial statement as of that date. The results of the period are not necessarily indicative of full year results or any other interim period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Summit Annual Report on Form 10-K for the year ended December 31,

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
2021 filed with the Securities and Exchange Commission on March 17, 2022. The financial results of the Company's activities are reported in United States Dollars.

The progression of the COVID-19 pandemic continues to evolve and its enduring impact on the Company's business remains uncertain. Management believes the estimates and assumptions underlying its unaudited interim financial statements are reasonable and supportable based on the information available as of June 30, 2022, however, the extent to which the COVID-19 pandemic impacts the Company's financial results for the remainder of 2022 and beyond will depend on future developments that are highly uncertain and cannot be predicted at this time.

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

4. Liquidity and Capital Resources

During the three and six months ended June 30, 2022, the Company incurred a net loss of $16,771 and $38,168, respectively, and cash flows used in operating activities for the six months ended June 30, 2022 was $38,218. As of June 30, 2022, the Company had an accumulated deficit of $337,716, cash of $57,335, current and long-term research and development tax credits of $16,455 and accounts receivable of $238. The Company expects to continue to generate operating losses for the foreseeable future. Until the Company can generate substantial revenue and achieve profitability, the Company will need to raise additional capital to fund its ongoing operations and capital needs.

On June 22, 2022, the Company announced a rights offering for its existing shareholders to participate in the purchase of additional shares of its common stock. The rights offering commenced on July 18, 2022, and the associated subscription rights expired on August 8, 2022. Aggregate gross proceeds from the rights offering were $100,000 from the sale of approximately 103,000,000 shares of the Company's common stock at a price of $0.97 per share. Issuance costs were approximately $100. In connection with the closing of the rights offering, the 2022 Note, which is defined in Note 11, matured and became due and the Company repaid all principal and accrued interest thereunder using a portion of the proceeds from this rights offering on August 10, 2022. Based on the Company's current funding arrangements and financial resources as of June 30, 2022, and after considering net proceeds from the rights offering, and the repayment of the 2022 Note, the Company has the ability to fund its operating costs and working capital needs for more than twelve months from the date of issuance on this quarterly report on Form 10-Q. Depending on the Company's future liquidity needs, it may need to seek additional funding in the future.

The Company continues to evaluate options to further finance its cash needs for its product candidates through a combination of some, or all, of the following: equity and debt offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations. There is no assurance, however, that additional financing will be available when needed or that management of the Company will be able to obtain financing on terms acceptable to the Company. If the Company is unable to obtain funding when required in the future, the Company could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects.

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

5. Segment Reporting

The Company's chief operating decision makers (the "CODM function"), which are the Company's Co-CEOs, Mr. Robert W. Duggan and Dr. Maky Zanganeh, utilize financial information to make decisions about allocating resources and assessing performance for the entire Company. The CODM function approves of key operating and strategic decisions, including key decisions in clinical development and clinical operating activities, entering into significant contracts, such as revenue contracts and collaboration agreements and approves the Company's consolidated operating budget. The CODM function views the Company’s operations and manages its business as a single reportable operating segment. The Company's single reportable operating segment covers the Company’s research and development activities, primarily comprising of the CDI program and antibiotic pipeline research activities. As the Company operates as one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

The Company operates in two geographic regions: the U.K. and the U.S. The following table summarizes the Company's long-lived assets, which include the Company's property and equipment, net and right-of-use assets by geography:

	June 30, 2022	December 31, 2021
United Kingdom	$2,777	$2,762
United States	335	722
	$3,112	$3,484

For details of revenue from external customers by geography refer to Note 6.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
6. Revenue

The following table summarizes revenue by category:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by category:	2022	2021	2022	2021
Licensing agreements	$235	$57	$485	$249
Revenue recognized in the period consists only of amounts received from the license and commercialization agreement with Eurofarma Laboratórios S.A.
The following table summarizes revenue by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by geography:	2022	2021	2022	2021
Latin America	$235	$57	$485	$249
The analysis of revenue by geography has been identified on the basis of the customer’s geographical location.

The following table summarizes the deferred revenue relating to Eurofarma Laboratórios S.A. and deferred other income relating to BARDA (as defined in Note 7), respectively:

	2022	2021
Beginning deferred revenue and other income, January 1 (1)	$7,939	$8,939
Additions	252	2,027
Amount of deferred revenue and other income recognized in the statement of operations	(4,370)	(3,580)
Foreign currency adjustments	(590)	119
Ending deferred revenue and other income, June 30 (2)	$3,231	$7,505
____________
(1) Beginning deferred revenue and other income as of January 1, 2022 and 2021 included $7,939 of current and $0 of long-term deferred revenue and other income, and $8,370 of current and $569 of long-term deferred revenue and other income, respectively.
(2) Ending deferred revenue and other income as of June 30, 2022 and 2021 included $3,231 of current and $0 of long-term deferred revenue and other income, and $7,140 of current and $365 of long-term deferred revenue and other income, respectively.

As of June 30, 2022, deferred revenue is comprised of $227 and $3,096 relating to Eurofarma and BARDA (as defined in Note 7), respectively. As of January 1, 2022, deferred revenue is comprised of $756 and $7,183 relating to Eurofarma and BARDA, respectively.

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

Revenue recognized during the three and six months ended June 30, 2022 related to the upfront payment and the first two enrollment milestones earned in accordance with the Company's revenue recognition policy. Revenue recognized during the three months and six months ended June 30, 2021 related to the upfront payment and the first enrollment milestone earned in accordance with the Company's revenue recognition policy. The revenue is being recognized ratably over the performance period to reflect the transfer of control to the customer occurring over the time period that the research and development services are provided by the Company. This output method is, in management’s judgment, the best measure of progress towards satisfying the performance obligation. As of June 30, 2022 and December 31, 2021, the current contract liability relating to the Eurofarma contract was $227 and $756, respectively, and was recorded in current deferred revenue in the condensed consolidated balance sheet.

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

7. Other Operating Income

The following table sets forth the components of other operating income by category:

	Three Months Ended June 30,		Six Months Ended June 30,
Other operating income by category:	2022	2021	2022	2021
Funding income from BARDA (as defined below)	$1,251	$1,560	$3,885	$3,330
Research and development tax credits	810	4,204	2,506	7,883
Grant income from CARB-X (as defined below)	953	356	1,430	356
	$3,014	$6,120	$7,821	$11,569

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

The remaining federal government funding was dependent on BARDA in its sole discretion exercising the final independent option work segment, upon the achievement by the Company of certain agreed-upon milestones for ridinilazole. This option work segment was never exercised by BARDA. The contract ran through April 2022 and was extended through December 2022 as a no cost contract, solely to close out open activities. As of June 30, 2022, based on translation of historical foreign currency amounts in the period received and recognized, an aggregate of $58,036 of the total committed BARDA funding had been received and the Company has recognized $54,210 of cumulative income since contract inception.

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

As of June 30, 2022, the current and non-current research and development tax credit receivable was $14,132 and $2,323, respectively. As of December 31, 2021, the current and non-current research and development tax credit receivable was $15,695 and $0, respectively.

CARB-X (as defined below)

In May 2021, the Company announced the selection of a new preclinical candidate, SMT-738, from the DDS-04 series for development in the fight against multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae ("CRE") infections. Simultaneously, the Company announced it had received an award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program ("CARB-X") to progress this candidate through preclinical development and Phase 1a clinical trials. The award commits initial funding of up to $4,100, with the possibility of up to another $3,700 based on the achievement of future milestones. As of June 30, 2022, $1,244 of grant funding from CARB-X has been received, $230 is in accounts receivable for amounts billed, $1,108 is unbilled and included in other current assets as an unbilled receivable and the Company has recognized $2,582 of cumulative income since contract inception. During the quarter-ended June 30, 2022, CARB-X announced changes to its funding arrangements and terms and conditions. As a result, the current arrangement concluded as of June 30, 2022, and the Company is in discussions with CARB-X to negotiate a new agreement for the remainder of the program.

8. Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(16,771)	$(24,416)	$(38,168)	$(41,904)

Basic weighted average number of shares of common stock outstanding	99,654,092	92,065,957	99,627,701	88,110,285
Diluted weighted average number of shares of common stock outstanding	99,654,092	92,065,957	99,627,701	88,110,285

Basic net loss per share	$(0.17)	$(0.27)	$(0.38)	$(0.48)
Diluted net loss per share	$(0.17)	$(0.27)	$(0.38)	$(0.48)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the diluted net loss by the weighted-average number of common shares outstanding for the period, including potentially dilutive common shares. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common share equivalents outstanding would have been anti-dilutive. Because the rights offering exercise price of $0.97 per share was less than the closing price of $1.00 per share on August 8, 2022, the expiration of the rights offering, the Company has retroactively adjusted earnings per share for the bonus element for all periods presented.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	As of June 30,
	2022	2021
Options to purchase common stock	17,127,593	5,233,097
Warrants	5,821,137	5,821,137
Shares expected to be purchased under employee stock purchase plan	125,834	—
	23,074,564	11,054,234

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

As of June 30, 2022 and December 31, 2021, goodwill was $1,806 and $2,009, respectively. Changes in goodwill during the three and six months ended June 30, 2022 and 2021, respectively, are the result of foreign currency movements. As of June 30, 2022, there have been no cumulative goodwill impairments recognized.
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

	June 30, 2022			December 31, 2021
	Gross carrying amount	Accumulated amortization and impairment	Net	Gross carrying amount	Accumulated amortization and impairment	Net
Utrophin program acquired	$4,034	$(4,034)	$—	$4,487	$(4,487)	$—
Discuva platform acquired	12,960	(4,060)	8,900	14,416	(4,017)	10,399
Option over non-financial asset	820	(820)	—	912	(912)	—
Other patents and licenses	134	(134)	—	148	(148)	—
	$17,948	$(9,048)	$8,900	$19,963	$(9,564)	$10,399

For the three and six months ended June 30, 2022, amortization expense was $232 and $480, respectively. For the three and six months ended June 30, 2021, amortization expense was $257 and $512, respectively.

10. Leases

The Company has operating leases for real estate. The Company does not have any finance leases.

During the six months ended June 30, 2021, the Company recorded $2,124 of additional right-of-use assets related to a new lease that commenced during the period for its Menlo Park, California, U.S. location. There were no new right-of-use assets recorded during the six months ended June 30, 2022. The carrying value of the right-of-use assets as of June 30, 2022 and December 31, 2021 was $2,017 and $2,790, respectively.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

Fixed lease costs for the three and six months ended June 30, 2022 were $377 and $589, respectively. Fixed lease costs for the three and six months ended June 30, 2021 were $344 and $483. Short-term lease costs and variable lease costs for each of the three and six month periods ended June 30, 2022 and 2021 were immaterial.

11. Promissory Note Payable to a Related Party

On March 10, 2022, Mr. Robert W. Duggan, entered into a Note Purchase Agreement (the “2022 Note”), pursuant to which he has loaned the Company $25,000 in exchange for the issuance by the Company of an unsecured promissory note in the amount of $25,000. The 2022 Note accrues interest at a rate per annum equal to the prime rate as reported in the Wall Street Journal, which was 3.25% as of the effective date and 4.75% as of June 30, 2022. The 2022 Note, including all accrued interest, becomes due upon the earlier of (i) the consummation of a registered public offering with net proceeds of no less than $25,000 or (ii) 18 months from the date of issuance of the 2022 Note. Debt issuance costs associated with the 2022 Note were immaterial and expensed as incurred.

The balance of the promissory note was $25,312 and includes $312 of accrued interest as of June 30, 2022. Interest expense incurred by the Company for the three and six months ended June 30, 2022 was $257 and $312, respectively. The Company recorded $493 of imputed interest on the 2022 Note to additional paid in capital for the difference between the stated rate of the note and the deemed market rate of interest.

The 2022 Note in the amount of $25,000, plus accrued interest has been repaid to Mr. Robert W. Duggan on August 10, 2022 in connection with the completion of the rights offering with aggregate gross proceeds of $100,000.

For the three and six months ended June 30, 2021, the Company recorded interest expense and imputed interest related to the March 24, 2021 Note Purchase Agreement with Mr. Robert W. Duggan ("the Initial Note"), for $55,000 which was subsequently rescinded and replaced by a second note ("the Second Note"), of the same amount, and paid in full in May 2021, as described further in Note 14.

Interest expense incurred by the Company for the three and six months ended June 30, 2021 relating to the Initial Note and Second Note was $216 and $242, respectively. The Company recorded $103 of imputed interest on the Initial Note and Second Note to additional paid in capital for the difference between the stated rate of the notes and the deemed market rate of interest.

12. Other expense, net

The following table sets forth the components of Other expense, net by category:

	Three Months Ended June 30,		Six Months Ended June 30,
Other expense, net by category:	2022	2021	2022	2021
Foreign currency losses	$3,412	$389	$2,482	$851
Loan interest expense	653	216	805	242
Other expenses	14	81	31	158
	$4,079	$686	$3,318	$1,251

Other expense, net was $4,079 and $3,318 for the three and six months ended June 30, 2022, respectively, which primarily consisted of unfavorable changes in foreign currency.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
13. Stock-Based Compensation and Warrants

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

The following table presents the stock option activity for both the 2016 Plan and the 2020 Plan as of June 30, 2022:

	Six Months Ended June 30, 2022	Weighted average exercise price
Outstanding at December 31, 2021	13,797,556	$5.55
Granted	6,126,381	$1.35
Forfeited	(2,784,349)	$5.04
Exercised	(11,995)	$1.86
Outstanding at June 30, 2022	17,127,593	$4.14
Exercisable at June 30, 2022	2,390,153	$4.65

The total intrinsic value of all outstanding and exercisable stock options at June 30, 2022 was $0.

On June 28, 2022, the Compensation Committee of the Company's Board of Directors approved a grant of 4,180,000 options to certain executives of the Company at a price of $1.06 per share. The shares will vest based upon certain market-based performance conditions and have an expiration date of June 28, 2032. Total fair value for these awards is not material.

The total stock-based compensation expense included in the Company's condensed consolidated statements of comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$264	$1,591	$2,138	$1,914
General and administrative	2,232	2,080	4,354	2,626
Total stock-based compensation expense	$2,496	$3,671	$6,492	$4,540

Warrants

The Company had outstanding and exercisable warrants of 5,821,137 with a weighted average exercise price of $1.56 as of June 30, 2022 and December 31, 2021.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

14. Related Party Transactions
March 24, 2021 Note Purchase Agreement

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

March 26, 2021 Sublease Agreement with Maky Zanganeh and Associates, Inc.

On March 26, 2021, the Company entered into a sublease with Maky Zanganeh and Associates, Inc. ("MZA") consisting of 4,500 square feet of office space at 2882 Sand Hill Road, Menlo Park, CA (the “Sublease”). Dr. Maky Zanganeh, the Company's Co-Chief Executive Officer and President, is the sole owner of MZA. The sublease runs until September 2022. The rent payable under the terms of the sublease is equivalent to the proportionate share of the rent payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the three and six months ended June 30, 2022, payments of $179 and $358, respectively, were made pursuant to the sublease. During the three and six months ended June 30, 2021 payments of $174 and $203, respectively were made to the landlord.

July 25, 2022 First Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 25, 2022 the Company entered into a first amendment, dated July 19, 2022, to its existing sublease agreement with MZA, described above. The existing sublease term which is currently scheduled to expire on September 30, 2022 was extended for a period of thirty-nine months from October 1, 2022 through December 31, 2025. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
July 29, 2022 Second Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 29, 2022, the Company entered into a second amendment, dated August 1, 2022, to its existing sublease agreement with MZA, described above. The second amendment has an effective date of August 1, 2022 .The second amendment includes an additional 1,277 square feet (the "Expansion Premises") of office space at 2882 Sand Hill Road, Menlo Park, CA. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied.

March 10, 2022 Note Purchase Agreement

On March 10, 2022, the Company entered into a Note Purchase Agreement (the "2022 Note"), with Mr. Duggan, pursuant to which Mr. Duggan loaned the Company $25,000 in exchange for the issuance by the Company of an unsecured promissory note in the amount of $25,000. The 2022 Note accrued interest at a rate per annum equal to the prime rate as reported in the Wall Street Journal, which was 3.25% as of the effective date and 4.75% as of June 30, 2022. The 2022 Note, including accrued interest, became due upon the earlier of (i) the consummation of a registered public offering with net proceeds of no less than $25,000 or (ii) 18 months from the date of issuance of the 2022 Note, and was repaid on August 10, 2022.

2022 Rights Offering

On June 22, 2022, the Company announced a rights offering for its existing shareholders to participate in the purchase of additional shares of its common stock. The rights offering commenced on July 18, 2022, and the associated subscription rights expired on August 8, 2022. Aggregate gross proceeds received from the rights offering were $100,000 from the sale of approximately 103,000,000 shares of common stock. Mr. Robert W. Duggan and Dr. Maky Zanganeh fully subscribed to their respective basic subscription rights and oversubscribed, at a price of $0.97 per share. Issuance costs were approximately $100. In connection with the closing of the rights offering, the 2022 Note matured and became due, and the Company repaid all principal and accrued interest thereunder using a portion of the proceeds from this rights offering on August 10, 2022.

15. Commitments and Contingencies

Fixed Asset Purchase Commitments

As of June 30, 2022 and December 31, 2021, the Company had no capital commitments.

Lease Commitments

The Company leases office and laboratory space. There have been no material changes to the Company's lease commitments as of December 31, 2021 which were disclosed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2022, other than the termination of the Company's short-term, Cambridge, Massachusetts office lease as a result of moving its corporate headquarters to Menlo Park, California and the two amendments to the Sublease Agreement with Maky Zanganeh and Associates, Inc. as described in Footnote 14.

Other Commitments

The Company enters into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. Most contracts provide for termination upon notice, and therefore are cancellable contracts. There have been no material changes to the Company's contractual commitments as of December 31, 2021 which were disclosed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2022 other than the changes to its lease commitments described above.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Indemnifications

The Company has entered into its standard form Indemnification Agreement for directors and executive officers, which was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2020. The Indemnification Agreement provides that, subject to the provisions of the Delaware General Corporation Law, the Company is required, among other things, to indemnify its directors or executive officers for certain expenses, including attorneys' fees, judgments, fines, and settlement amounts of the types customarily incurred by them in connection with any action or proceeding arising out of their service as one of the Company's directors or executive officers. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations at June 30, 2022 and December 31, 2021.

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

Company Overview

We are a biopharmaceutical company focused on the discovery, development, and commercialization of patient-, physician-, caregiver- and societal-friendly medicinal therapies intended to improve quality of life, increase potential duration of life, and resolve serious unmet needs. Our novel pipeline of product candidates is designed with the goal to become the patient-friendly, new-era standard-of-care medicines. Our lead product candidate, ridinilazole, is a novel first-in-class drug that is engaged in a global Phase III clinical trial program. On December 20, 2021, we announced topline results for the Phase III Ri-CoDIFy study evaluating ridinilazole for treating patients suffering from Clostridioides difficile infection, also known as C. difficile infection, or CDI. Our second product candidate, SMT-738, was announced in May 2021 for combating multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae (“CRE”) infections. SMT-738 is the first of a novel class of precision antibiotics that has entered into preclinical development. We have two additional discovery-phase targets in our pipeline with undisclosed targets in the therapeutic area of oncology. We intend to expand our portfolio by developing further new era product offerings in the therapeutic area of oncology and/or product offerings that are designed to work in harmony with the human gut microbiome.

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

Recent Events

On July 12, 2022, the Company held a Type C meeting with the US Food & Drug Administration (the “FDA”) during which we discussed certain data from the Ri-CoDIFy Phase III clinical trial with the agency. The FDA and Summit discussed a possible pathway in which to advance ridinilazole forward with the goal of achieving marketing authorization. This pathway would involve at least one additional clinical trial. Meeting minutes from the FDA were received on August 10, 2022. We are exploring this possible development pathway for ridinilazole.

We have been in various stages of communication with multiple entities in order to pursue potential business development opportunities and may continue to seek to engage with these or other opportunities. However, given the inherent uncertainty in nature of these discussions, there can be no assurances that these discussions will result in actual transactions, collaborations, or other business development opportunities. These potential business opportunities may result in an upfront cash outlay to consummate these transactions, a commitment for additional funds to be paid upon the achievement of certain pre-determined milestones, and royalties to be paid upon the potential commercialization of certain product candidates. These milestone payments, if achieved, could result in multiple payments over the course of the next several years in addition to commercial-based royalties. The exact time period of these payments and amounts to be paid cannot be known and are dependent upon final negotiated agreements and the achievement of predetermined milestone achievements so agreed.

On June 22, 2022, we announced a rights offering for our existing shareholders to participate in the purchase of additional shares of our common stock. The rights offering commenced on July 18, 2022, and the associated subscription rights expired on August 8, 2022. Aggregate gross proceeds from the rights offering were $100.0 million from the sale of approximately 103,000,000 shares of common stock at a price of $0.97 per share. Issuance costs were approximately $100 thousand. In connection with the closing of the rights offering, the 2022 Note matured and became due and we repaid all principal and accrued interest on August 10, 2022.

On July 27, 2022, we held a Special Meeting of Stockholders (the "Special Meeting") whereby the following matters were submitted to a vote of our stockholders at the Special Meeting: (i) an amendment to our Restated Certificate of Incorporation, dated September 18, 2020, to increase the number of authorized shares of common stock by 100,000,000 (from 250,000,000 to 350,000,000); and (ii) an amendment to the Summit Therapeutics Inc. 2020 Stock Incentive Plan (the “Plan”) to increase the number of shares of our common stock issuable under the Plan by 8,000,000 shares.

Each of the matters submitted to a vote of our stockholders at the Special Meeting was approved by the requisite vote of the our stockholders in accordance with the recommendation of our Board of Directors.

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

Results of Operations

The following table sets forth our results of operations for the three and six month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenue	$0.2	0.1	$0.5	0.2
Operating expenses:
Research and development	9.0	23.9	29.6	42.3
General and administrative	6.9	6.0	13.6	10.2
Total operating expenses	15.9	29.9	43.2	52.5
Other operating income	3.0	6.1	7.8	11.6
Operating loss	(12.7)	(23.7)	(34.9)	(40.7)
Other expense, net	(4.1)	(0.7)	(3.3)	(1.3)
Net loss	$(16.8)	$(24.4)	$(38.2)	$(42.0)

Revenue

Revenue for the three and six months ended June 30, 2022 and 2021 relates to revenue from our license and commercialization agreement with Eurofarma Laboratórios S.A. This revenue is recognized ratably over the performance period the research and development services are provided. The increase for the three and six months periods ended June 30, 2022 compared to the same periods in the prior year is attributed to the achievement of a milestone related to this agreement in September of 2021. The total milestone of $1.3 million is recognized ratably over the performance period the research and development service are provided.

Operating Expenses

Research and Development Expenses

The table below summarizes our research and development expenses by category for the three and six month periods ended June 30, 2022 and 2021, respectively. Our CDI program expenses and antibiotic pipeline development activities include costs paid to contract research organizations, manufacturing costs for our clinical trials, laboratory testing costs and research related expenses. Other research and development costs include staff and travel costs primarily for our CDI and antibiotic development teams, research and development related legal costs, patent registration fees, an allocation of facility-related costs and other non-core program related expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
CDI program	$2.4	$16.4	$14.0	$29.4
Antibiotic pipeline research and development costs	1.3	0.5	2.2	0.6
Other research and development costs	5.3	7.0	13.4	12.3
Total	$9.0	$23.9	$29.6	$42.3

Investment in our CDI program decreased by $14.0 million and $15.4 million for the three and six month periods ended June 30, 2022, respectively, compared to the same periods in the prior year, primarily due to a decrease in clinical and manufacturing activity spend associated with the ridinilazole Phase III clinical program.

Investment in our antibiotic pipeline development activities increased by $0.8 million and $1.6 million for the three and six month periods ended June 30, 2022, respectively, compared to the same periods in the prior year, primarily due to increased development activity spend associated with our preclinical candidate, SMT-738, from the DDS-04 series for the development in the fight against multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae ("CRE") infections.

Other research and development costs are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Compensation related costs, excluding stock-based compensation	$4.1	$4.3	$9.1	$8.3
Stock-based compensation	0.3	1.5	2.1	1.9
Other research and development costs	0.9	1.2	2.2	2.1
Total	$5.3	$7.0	$13.4	$12.3

Other research and development costs decreased by $1.7 million for the three months ended June 30, 2022, compared to the same period in the prior year, primarily due to a decrease of $1.2 million in stock-based compensation and a decrease of $0.3 million in compensation related costs as a result of a decrease in headcount. Other research and development costs increased by $1.1 million for the six months ended June 30, 2022, compared to the same period in the prior year primarily due to an increase of $0.8 million in compensation related costs, excluding stock-based compensation and an increase of $0.2 million in stock-based compensation as the Company is focused on building a world-class team.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Compensation related costs, excluding stock-based compensation	$2.7	$2.3	$5.3	$4.4
Stock-based compensation	2.3	2.1	4.3	2.6
Legal and Professional Fees	1.0	0.6	1.9	1.2
Other general and administrative expenses	0.9	1.0	2.1	2.0
Total	$6.9	$6.0	$13.6	$10.2

General and administrative expenses were $6.9 million and $6.0 million for the three months ended June 30, 2022 and 2021, respectively.
General and administrative expenses increased by $0.9 million for the three months ended June 30, 2022, compared to the same period in the prior year, primarily due to an increase of $0.4 million in compensation related costs, excluding stock based compensation, an increase of $0.4 million in legal and professional fees and an increase of $0.2 million in stock-based compensation, as the Company is focused on building a world-class team.
General and administrative expenses increased by $3.4 million for the six months ended June 30, 2022, compared to the same period in the prior year, primarily due to an increase of $1.7 million in stock-based compensation, an increase of $0.9 million in compensation costs, excluding stock-based compensation and an increase of $0.7 million in legal and professional fees.
Other Operating Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Other operating income	$3.0	$6.1	$7.8	$11.6

Other operating income is comprised of the following:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Other operating income by category:	2022	2021	2022	2021
Funding income from BARDA	$1.2	$1.5	$3.9	$3.3
Research and development tax credits	0.8	4.2	2.5	7.9
Grant income from CARB-X	1.0	0.4	1.4	0.4
	$3.0	$6.1	$7.8	$11.6

Funding income from BARDA decreased by $0.3 million for the three months ended June 30, 2022, compared to the same period in the prior year primarily due to a decrease in clinical and manufacturing activity eligible spend which is reimbursed by BARDA associated with the ridinilazole Phase III clinical program.

Funding income from BARDA increased by $0.6 million for the six months ended June 30, 2022, compared to the same period in the prior year primarily due to the recognition of the deferred income balance during the first half of 2022, partially offset by a decrease in clinical and manufacturing activity eligible spend which is reimbursed by BARDA associated with the ridinilazole Phase III clinical program.

U.K. research and development tax credits decreased by $3.4 million and $5.4 million for the three and six month periods ended June 30, 2022, respectively, compared to the same periods in the prior year due to a decrease in clinical and manufacturing activity spend associated with the ridinilazole Phase III clinical program, which resulted in a decrease in tax credits claimed, coupled with a decrease in eligible expenses claimed due to recent changes in tax legislation.

Grant income received from CARB-X increased by $0.6 million and $1.0 million for the three and six month periods ended June 30, 2022, respectively, compared to the same periods in the prior year due to an increase in spend to progress the preclinical candidate SMT-738 from the DDS-04 series for development in the fight against multidrug resistant infections, specifically CRE infections.

Other Expense, net

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Other expense, net by category:	2022	2021	2022	2021
Foreign currency losses	$3.4	$0.4	$2.5	$0.9
Loan interest expense	0.7	0.2	0.8	0.2
Other expenses	—	0.1	—	0.2
	$4.1	$0.7	$3.3	$1.3

Other expense, net, changes for the three and six month periods ended June 30, 2022, respectively, compared to the same periods in the prior year were primarily attributed to unfavorable changes in foreign currency.

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
•seek to identify and develop additional future product candidates, including through our bacterial genetics-based Discuva Platform for the discovery and development of new era antibiotics, and specifically our research activities against a group of bacteria that collectively are known as the ESKAPE pathogens;
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

During the three and six months ended June 30, 2022, we incurred a net loss of $16.8 million and $38.2 million and cash flows used in operating activities for the six months ended June 30, 2022 was $38.2 million. As of June 30, 2022, we had an accumulated deficit of $337.7 million, cash of $57.3 million, current and long-term research and development tax credits receivable of $16.5 million and accounts receivable of $0.2 million. Until we can generate substantial revenue and achieve profitability, we will need to raise additional capital to fund our ongoing operations and capital needs.

On June 22, 2022, we announced a rights offering for our existing shareholders to participate in the purchase of additional shares of our common stock. The rights offering commenced on July 18, 2022, and the associated subscription rights expired on August 8, 2022. Aggregate gross proceeds from the rights offering were $100 million from the sale of 103,000,000 shares of our common stock at a price of $0.97 per share. Issuance costs were approximately $100 thousand. In connection with the closing of the rights offering, the 2022 Note matured and became due, and we repaid all principal and accrued interest thereunder using a portion of the proceeds from this rights offering on August 10, 2022. Based on our current funding arrangements and financial resources as of June 30, 2022, and after considering net proceeds from the rights offering, and the repayment of the 2022 Note, we have the ability to fund our operating costs and working capital needs for more than twelve months from the date of issuance of this quarterly report on Form 10-Q. Until we can generate substantial revenue and achieve profitability, we will need to raise additional capital to fund ongoing operations and capital needs.

We have been in various stages of communication with multiple entities in order to pursue potential business development opportunities and may continue to seek to engage with these or other opportunities. However, given the inherent uncertainty in nature of these discussions, there can be no assurances that these discussions will result in actual transactions, collaborations, or other business development opportunities. These potential partnership opportunities may result in an upfront cash outlay to consummate these transactions, a commitment for additional funds to be paid upon the achievement of certain pre-determined milestones, and royalties to be paid upon the potential commercialization of certain product candidates. These milestone payments, if achieved, could result in multiple payments over the course of the next several years in addition to commercial-based royalties. The exact time period of these payments and amounts to be paid cannot be known and are dependent upon final negotiated agreements and the achievement of predetermined milestone achievements so agreed.

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

Due to recent change in tax legislation, there has been a decrease in eligible expenses claimed for U.K. R&D tax credits. The R&D tax credit claim is also affected and dependent up future decisions we make with respect to ridinilazole and its other clinical development activities.

We will be entitled to receive an additional $1.5 million from Eurofarma for the achievement of various development milestones and we are eligible to receive up to $21.4 million in development, commercial and sales milestones when cumulative net sales equal or exceed $100.0 million in the Eurofarma licensed territory. Each subsequent achievement of an additional $100.0 million in cumulative net sales will result in the Company receiving additional milestone payments, which, when combined with anticipated product supply transfer payments from Eurofarma paid to the Company in connection with a commercial supply agreement to be entered into between the two parties, will provide payments estimated to range from a mid-teens to high-teens percentage of cumulative net sales in the territories where we have granted Eurofarma commercialization rights. As of June 30, 2022, we have recognized $4.5 million of cumulative income since inception.

The total amount of committed BARDA funding is $62.4 million. As of June 30, 2022, an aggregate of $58.0 million of the total committed BARDA funding has been received and we have recognized $54.2 million of cumulative income since contract inception. The remaining federal government funding was dependent on BARDA in its sole discretion exercising the final independent option work segment, upon the achievement by the Company of certain agreed-upon milestones for ridinilazole. This option work segment was never exercised by BARDA. The contract ran through April 2022 and was extended through December 2022 as a no cost contract, solely to close out open activities.

The total amount of committed CARB-X funding was $4.1 million, with the possibility of up to another $3.7 million based on the achievement of future milestones. As of June 30, 2022, an aggregate of $1.2 million of grant funding from CARB-X has been received and we have recognized $2.6 million of cumulative income since inception. During the quarter-ended June 30, 2022, CARB-X announced changes to its funding arrangements and terms and conditions. As a result, the current arrangement concluded as of June 30, 2022, and we are in discussions with CARB-X to negotiate a new agreement for the remainder of the program.

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

Cash Flows
The following table summarizes the results of our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in millions)	2022	2021
Net cash used in operating activities	$(38,218)	$(39,843)
Net cash used in investing activities	$(654)	$(190)
Net cash provided by financing activities	$25,187	$75,979
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2022 was $38.2 million and resulted from a net loss of $38.2 million, which included non-cash charges of $11.0 million, which is primarily comprised of $6.5 million of non-cash charges related to stock-based compensation, and a net increase in working capital of $11.1 million. The net increase in working capital was primarily due to a decrease of $1.1 in accrued liabilities, a decrease of $4.1 million in deferred revenue and other income, a decrease of $3.1 in accrued compensation, an increase of $2.4 million in the research and development tax credit receivable, an increase of $1.4 million in other current assets and a decrease of $0.7 million in accounts payable, partially offset by a decrease of $1.2 million in prepaid expenses and a decrease of $1.2 million in accounts receivable.
Net cash used in operating activities for the six months ended June 30, 2021 was $39.8 million and resulted from a net loss of $41.9 million, which included net non-cash charges of $4.5 million, which was comprised primarily of stock-based compensation and a net increase in working capital of $2.4 million. The net increase in working capital was primarily due to an increase of $7.9 million in the research and development tax credit receivable, a decrease of $1.6 million in deferred revenue and other income, an increase in accounts receivable of $0.7 million, a decrease in accrued compensation of $0.5 million and a decrease in lease liabilities of $0.5 million, partially offset by a decrease of $4.0 million in prepaid expenses, an increase of $3.7 million in accrued liabilities and an increase of $0.7 million in accounts payable.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 and 2021, respectively was for the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities was $25.2 million for the six months ended June 30, 2022 and was primarily due to $25.0 million of proceeds received from a promissory note from a related party and $0.2 million of proceeds received related to employee stock awards.
Net cash provided by financing activities was $76.0 million for the six months ended June 30, 2021 and was primarily due to $110.0 million of proceeds received from promissory notes from a related party, $75.0 million of proceeds received from the issuance of common stock from a rights offering and $1.1 million of proceeds received related to employee stock awards, partially offset by $110.0 million related to the repayment of promissory notes from a related party.
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

Our significant accounting policies are described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Significant Judgments and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 17, 2022. There have been no material changes to our critical accounting policies and estimates that were disclosed in the Annual Report on Form 10-K.

Contractual obligations and commitments

We lease office and laboratory space. There have been no material changes to our lease commitments as of December 31, 2021 which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 17, 2022, other than the termination of our short-term, Cambridge, Massachusetts office lease as a result of moving its corporate headquarters to Menlo Park, California and the two amendments to the Sublease Agreement with Maky Zanganeh and Associates, Inc. as described in Footnote 14.

We also have contingent payment obligations which primarily consist of commitments under our agreements with the Wellcome Trust, the University College London and certain employees, former employees and former directors of Discuva, pursuant to which we will be required to pay royalties or make milestone payments. As of June 30, 2022, we were unable to estimate the amount, timing or likelihood of achieving the milestones or making future product sales that these contingent payment obligations relate to. For additional information regarding these agreements, see “Business - Our Collaborations and Funding Arrangements” in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 17, 2022.

Additionally, we enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. Most contracts provide for termination upon notice, and therefore are cancellable contracts. There have been no material changes to our contractual commitments as of December 31, 2021 which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 17, 2022 other than the changes to our lease commitments described above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) under the supervision and the participation of the company’s management, which is responsible for the management of the internal controls, and which includes our Co-Chief Executive Officers and our Chief Financial Officer. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of June 30, 2022, our Co-Chief

Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Information regarding risk factors affecting the Company's business are discussed in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report") filed with the Securities and Exchange Commission on March 17, 2022. Other than the risk factors described below, there have been no material changes to the risk factors as previously disclosed in our Annual Report and in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2022 filed with the Securities and Exchange Commission on May 11, 2022. The risks referenced above are not the only risks facing our Company. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may complete a future acquisition that may not achieve intended results or could increase the number of our outstanding shares or amount of outstanding debt or result in a change of control.

We may pursue business development opportunities to expand our pipeline of drug candidates, including without limitation, through potential acquisitions of and/or collaborations with other entities. Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, an acquisition, merger or a collaboration with other entities.

Evaluating potential transactions and integrating completed ones may divert the attention of our management from ordinary operating matters. The success of these potential transactions will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies through the successful integration of the businesses we acquire with our existing business, as well as the success of the underlying business or intellectual property that we acquire or otherwise obtain rights to. Even if we are successful in integrating the acquired businesses, we cannot assure you that these integrations will result in the realization of the full benefit of any anticipated growth opportunities or cost synergies or that these benefits will be realized within the expected time frames. In addition, acquired businesses may have unanticipated liabilities or contingencies.

If we complete an acquisition, investment or other strategic transaction, we may require additional financing that could result in an increase in the number of our outstanding shares or the aggregate amount of our debt.

Depending on our future liquidity needs, we may need to seek additional funding in the future.

We expect to continue to generate operating losses for the foreseeable future. We will need additional capital to fund our operations. Depending on our future liquidity needs, we may need to seek additional funding in the future. Additional capital, when needed, may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions. If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise sufficient funds through equity, debt financings, or other arrangements when needed based on our liquidity needs, we may implement an alternative operating plan that materially scales back our operations, reduces cash expenditures, and focuses our available capital on a reduced number of activities and programs.

If our common stock continues to trade below $1.00, we may fail to meet the continued listing requirements of the Nasdaq Global Market and our common stock may be delisted.

For the thirty (30) days ended August 4, 2022, the closing price of our common stock has been below $1.00 for 10 days. Our common stock is subject to certain continued listing standards set by the Nasdaq Global Market, including a requirement to maintain a minimum bid price of at least $1.00 per share. If our common stock fails to meet such standards, it could be delisted from the Nasdaq Global Market. This would have a negative impact on the liquidity of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Description
3.1	Amendment to Restated Certificate of Incorporation of Summit Therapeutics Inc., as filed with the Delaware Secretary of State on July 27, 2022 (incorporated by reference to Exhibit 3.1 of Form 8-K filed by the Company on July 27, 2022, File No. 001-36866)
31.1*	Certification of Chairman and Chief Executive Officer, Robert W. Duggan, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*
Certification of Executive Director, Co-Chief Executive Officer, and President, Dr. Maky Zanganeh, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2022	SUMMIT THERAPEUTICS INC.

	By:	/s/ Ankur Dhingra
	Name:	Ankur Dhingra
	Title	Chief Financial Officer
(Principal Financial Officer)