Form 10-Q
period 2022-09-30
Summit Therapeutics Inc.
filed 2022-11-09
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 2, 2022, there were 201,321,175 shares of common stock, par value $0.01 per share, outstanding.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Report, contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Report include, among other things, statements about:

•the timing of and our ability to seek a partner or a divestiture of ridinilazole (formerly SMT19969), the Company's Phase III product candidate for the treatment of patients with Clostridioides difficile infection (formerly known as Clostridium difficile infection);
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
•the potential advantages of our new mechanism antibiotics;
•the rate and degree of market acceptance and clinical utility of our new mechanism antibiotics;
•our estimates regarding the potential market opportunity for our new mechanism antibiotics;
•our sales, marketing and distribution capabilities and strategy;
•our ability to establish and maintain arrangements for manufacture of our product candidates;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Summit Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$121,971	$71,791
Accounts receivable	140	1,464
Prepaid expenses	1,622	7,161
Other current assets	428	1,201
Research and development tax credit receivable	12,958	15,695
Total current assets	137,119	97,312

Non-current assets:
Research and development tax credit receivable	3,301	—
Property and equipment, net	930	694
Right-of-use assets	4,230	2,790
Goodwill	1,655	2,009
Intangible assets, net	7,952	10,399
Other assets	140	170
Total assets	$155,327	$113,374

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,431	$4,374
Accrued expenses	11,141	7,197
Accrued compensation	2,509	4,125
Lease liabilities	1,392	1,091
Deferred revenue and other income	—	7,939
Other current liabilities	209	897
Total current liabilities	16,682	25,623

Non-current liabilities:
Lease liabilities, net of current portion	2,973	1,691
Other non-current liabilities	2,424	2,776
Total liabilities	22,079	30,090

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.01 par value: 350,000,000 shares authorized; 201,321,175 and 98,039,540 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2,013	980
Additional paid-in capital	493,553	384,049
Accumulated other comprehensive loss	(3,217)	(2,197)
Accumulated deficit	(359,101)	(299,548)
Total stockholders' equity	133,248	83,284
Total liabilities and stockholders' equity	$155,327	$113,374

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$220	$1,309	$705	$1,558
Operating expenses:
Research and development	17,049	19,943	46,613	62,245
General and administrative	5,573	5,662	19,165	15,831
Total operating expenses	22,622	25,605	65,778	78,076
Other operating income	5,462	4,810	13,283	16,379
Operating loss	(16,940)	(19,486)	(51,790)	(60,139)
Other expense, net	(4,445)	(113)	(7,763)	(1,364)
Net loss	$(21,385)	$(19,599)	$(59,553)	$(61,503)
Net loss per share:
Basic and diluted	(0.14)	(0.20)	$(0.52)	$(0.67)
Weighted-average shares used to compute net loss per share:
Basic and diluted	148,582,751	98,973,910	115,110,095	91,771,286

Comprehensive loss:
Net loss	$(21,385)	$(19,599)	$(59,553)	$(61,503)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(49)	(863)	(1,020)	352
Comprehensive loss	$(21,434)	$(20,462)	$(60,573)	$(61,151)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	98,122,356	$981	$391,220	$(3,168)	$(337,716)	$51,317
Rights offering of common stock, net of offering costs of $111	103,092,783	1,031	98,858	—	—	99,889
Issuance of common stock under stock purchase plans and exercise of stock options	106,036	1	107	—	—	108
Stock-based compensation	—	—	2,798	—	—	2,798
Imputed interest on promissory note payable to a related party	—	—	570	—	—	570
Foreign currency translation adjustment	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	(21,385)	(21,385)
Balance at September 30, 2022	201,321,175	$2,013	$493,553	$(3,217)	$(359,101)	$133,248

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	98,039,540	$980	$384,049	$(2,197)	$(299,548)	$83,284
Rights offering of common stock, net of offering costs of $111	103,092,783	1,031	98,858	—	—	99,889
Issuance of common stock under stock purchase plans and exercise of stock options	188,852	2	293	—	—	295
Stock-based compensation	—	—	9,290	—	—	9,290
Imputed interest on promissory note payable to a related party	—	—	1,063	—	—	1,063
Foreign currency translation adjustment	—	—	—	(1,020)	—	(1,020)
Net loss	—	—	—	—	(59,553)	(59,553)
Balance at September 30, 2022	201,321,175	$2,013	$493,553	$(3,217)	$(359,101)	$133,248

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	97,351,799	$974	$373,882	$(2,579)	$(252,850)	$119,427
Rights offering of common stock, net of offering costs of $41	—	—	(41)	—	—	(41)
Issuance of common stock from exercise of stock options	276,712	2	728	—	—	730
Stock-based compensation	—	—	2,644	—	—	2,644
Foreign currency translation adjustment	—	—	—	(863)	—	(863)
Net loss	—	—	—	—	(19,599)	(19,599)
Balance at September 30, 2021	97,628,511	$976	$377,213	$(3,442)	$(272,449)	$102,298

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	82,575,064	$826	$293,367	$(3,794)	$(210,946)	$79,453
Rights offering of common stock, net of offering costs of $159	14,312,976	143	74,698	—	—	74,841
Issuance of common stock from exercise of stock options	740,471	7	1,861	—	—	1,868
Stock-based compensation	—	—	7,184	—	—	7,184
Imputed interest on promissory note payable to a related party	—	—	103	—	—	103
Foreign currency translation adjustment	—	—	—	352	—	352
Net loss	—	—	—	—	(61,503)	(61,503)
Balance at September 30, 2021	97,628,511	$976	$377,213	$(3,442)	$(272,449)	$102,298

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(59,553)	$(61,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	853	480
Unrealized foreign exchange loss (gain)	4,271	(646)
Loss on disposal of assets	—	2
Amortization of operating right-of-use assets	960	765
Depreciation	261	251
Amortization of intangible assets	697	768
Stock-based compensation	9,290	7,184
Change in operating assets and liabilities:
Accounts receivable	2,387	(2,070)
Prepaid expenses	5,006	1,065
Other current assets	558	(82)
Research and development tax credit receivable	(3,675)	(11,607)
Deferred revenue and other income	(7,554)	(1,336)
Accounts payable	(1,763)	(347)
Accrued liabilities	4,817	3,313
Accrued compensation	(2,437)	1,098
Operating lease liabilities	(891)	(743)
Net cash used in operating activities	(46,773)	(63,408)

Cash flows used in investing activities:
Purchases of property and equipment	(634)	(186)
Net cash used in investing activities	(634)	(186)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock for rights offering	100,000	75,000
Transaction costs related to the issuance of common stock for rights offering	(111)	(159)
Proceeds from related party promissory notes	25,000	110,000
Repayment of related party promissory notes	(25,000)	(110,000)
Payment of related party promissory notes issuance costs	—	(54)
Proceeds received related to employee stock awards	295	1,868
Net cash provided by financing activities	100,184	76,655
Effect of exchange rate changes on cash	(2,597)	770
Increase in cash and cash equivalents	50,180	13,831
Cash at beginning of the period	71,791	66,417
Cash and cash equivalents at end of the period	$121,971	$80,248

	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest on related party promissory notes	$434	$85
Cash paid for income taxes	—	6
Transaction costs included in accrued expenses	—	41
Lease assets obtained in exchange for operating lease liabilities	2,756	2,124

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

On September 28, 2022, the Company determined that it will seek partners or a divestiture of ridinilazole, the Company's lead product candidate for treading patients suffering from Clostridioides difficile infection, also known as C. difficile infection, or CDI, as the path forward for the clinical development of the asset. In alignment with this determination, the Company has discontinued its only active study, a pediatric clinical trial evaluating ridinilazole for treating adolescent patients with CDI.

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

The Company's intention is to expand its pipeline product portfolio in the therapeutic area of oncology and/or product offerings that are designed to work in harmony with the human gut microbiome. The Company intends to enact this through business development activities, including possible acquisitions and/or collaborations in addition to internal research and discovery efforts.

Recent Events

In August 2022, the Company announced the closing and final results of its previously announced rights offering. The rights offering commenced on July 18, 2022, and the associated subscription rights expired on August 8, 2022. Aggregate gross proceeds from the rights offering were $100,000 from the sale of 103,092,783 shares of the Company's common stock at a price of $0.97 per share. Issuance costs were $111. In connection with the closing of the rights offering, the 2022 Note, which is defined in Note 12, matured and became due, and the Company repaid all principal and accrued interest thereunder using a portion of the proceeds from this rights offering on August 10, 2022.

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

As noted above, on September 28, 2022, the Company determined that it will seek partners or a divestiture of ridinilazole as the path forward for the clinical development of the asset. In alignment with this determination, the Company has discontinued its only active study for ridinilazole, a pediatric clinical trial evaluating ridinilazole for treating adolescent patients with CDI.

2. Basis of Presentation and Use of Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. All intercompany accounts and transactions have been eliminated

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
in consolidation. The interim financial data as of September 30, 2022, and for the three and nine months ended September 30, 2022 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented at December 31, 2021 has been derived from the consolidated audited financial statement as of that date. The results of the period are not necessarily indicative of full year results or any other interim period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Summit Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 17, 2022. The financial results of the Company's activities are reported in United States Dollars.

The progression of the COVID-19 pandemic continues to evolve and its enduring impact on the Company's business remains uncertain. Management believes the estimates and assumptions underlying its unaudited interim financial statements are reasonable and supportable based on the information available as of September 30, 2022, however, the extent to which the COVID-19 pandemic impacts the Company's financial results for the remainder of 2022 and beyond will depend on future developments that are highly uncertain and cannot be predicted at this time.

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

4. Liquidity and Capital Resources

During the three and nine months ended September 30, 2022, the Company incurred a net loss of $21,385 and $59,553, respectively, and cash flows used in operating activities for the nine months ended September 30, 2022 was $46,773. As of September 30, 2022, the Company had an accumulated deficit of $359,101, cash and cash equivalents of $121,971, current and long-term research and development tax credits of $16,259 and accounts receivable of $140. The Company expects to continue to generate operating losses for the foreseeable future. Until the Company can generate substantial revenue and achieve profitability, the Company will need to raise additional capital to fund its ongoing operations and capital needs.

In August 2022, the Company announced the closing and final results of its previously announced rights offering. The rights offering commenced on July 18, 2022, and the associated subscription rights expired on August 8, 2022. Aggregate gross proceeds from the rights offering were $100,000 from the sale of 103,092,783 shares of the Company's common stock at a price of $0.97 per share. Issuance costs were $111. In connection with the closing of the rights offering, the 2022 Note, which is defined in Note 12, matured and became due and the Company repaid all principal and accrued interest thereunder using a portion of the proceeds from this rights offering on August 10, 2022. Based on the Company's current funding arrangements and financial resources as of September 30, 2022, the Company has the ability to fund its operating costs and working capital needs for more than twelve months from the date of issuance on this quarterly report on Form 10-Q. Depending on the Company's future liquidity needs, it may need to seek additional funding in the future.

The Company continues to evaluate options to further finance its operating needs for its product candidates through a combination of some, or all, of the following: equity and debt offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations. There is no assurance, however, that additional financing will be available when needed or that management of the Company will be able to obtain financing on terms acceptable to the Company. If the Company is unable to obtain funding when required in the future, the Company could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects.

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
The Company operates in two geographic regions: the U.K. and the U.S. The following table summarizes the Company's long-lived assets, which include the Company's property and equipment, net and right-of-use assets by geography:

	September 30, 2022	December 31, 2021
United Kingdom	$2,390	$2,762
United States(1)	2,770	722
	$5,160	$3,484
__________
(1) The increase of long-lived assets in the United States is primarily attributed to additional right-of-use assets recorded related to the Company's Menlo Park, California location.

For details of revenue from external customers by geography refer to Note 6.

6. Revenue

The following table summarizes revenue by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by category:	2022	2021	2022	2021
Licensing agreements	$220	$1,309	$705	$1,558
Revenue recognized in the period consists only of amounts received from the license and commercialization agreement with Eurofarma Laboratórios S.A.
The following table summarizes revenue by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by geography:	2022	2021	2022	2021
Latin America	$220	$1,309	$705	$1,558
The analysis of revenue by geography has been identified on the basis of the customer’s geographical location.

The following table summarizes the deferred revenue relating to Eurofarma Laboratórios S.A. and deferred other income relating to BARDA (as defined in Note 7):

	2022	2021
Beginning deferred revenue and other income, January 1 (1)	$7,939	$8,939
Additions	956	4,526
Amount of deferred revenue and other income recognized in the statement of operations	(8,479)	(5,532)
Foreign currency adjustments	(416)	(422)
Ending deferred revenue and other income, September 30 (2)	$—	$7,511
____________
(1) Beginning deferred revenue and other income as of January 1, 2022 and 2021 included $7,939 of current and $0 of long-term deferred revenue and other income, and $8,370 of current and $569 of long-term deferred revenue and other income, respectively.
(2) Ending deferred revenue and other income as of September 30, 2022 and 2021 included $0 of current and $0 of long-term deferred revenue and other income, and $7,511 of current and $0 of long-term deferred revenue and other income, respectively.

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

Revenue recognized during the three and nine months ended September 30, 2022 and 2021, related to the upfront payment and the first two enrollment milestones earned in accordance with the Company's revenue recognition policy. The revenue is being recognized ratably over the performance period to reflect the transfer of control to the customer occurring over the time period that the research and development services are provided by the Company. This output method is, in management’s judgment, the best measure of progress towards satisfying the performance obligation. As of September 30, 2022, the Company has recognized $4.7 million of cumulative income since inception.

7. Other Operating Income

The following table sets forth the components of other operating income by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
Other operating income by category:	2022	2021	2022	2021
Funding income from BARDA (as defined below)	$3,889	$644	$7,774	$3,974
Research and development tax credits	1,224	3,815	3,730	11,698
Grant income from CARB-X (as defined below)	349	351	1,779	707
	$5,462	$4,810	$13,283	$16,379

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

The remaining federal government funding was dependent on BARDA in its sole discretion exercising the final independent option work segment, upon the achievement by the Company of certain agreed-upon milestones for ridinilazole. This option work segment was never exercised by BARDA. The contract ran through April 2022 and was extended through December 2022 as a no cost contract, solely to close out open activities. As of September 30, 2022, based on translation of historical foreign currency amounts in the period, the Company has recognized $58,886 of cumulative income since contract inception. As a result of the Company's decision to not pursue further internal clinical development of ridinilazole and seek partners or a divestiture related to ridinilazole as the path forward for the clinical development of the asset, the Company recognized the remainder of the deferred income for BARDA during the three and nine months ended September 30, 2022.

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

Based on criteria established by HM Revenue and Customs, a portion of expenditures being carried out in relation to the Company's pipeline research and development activities are eligible for the SME regime.

As of September 30, 2022, the current and non-current research and development tax credit receivable was $12,958 and $3,301, respectively. As of December 31, 2021, the current and non-current research and development tax credit receivable was $15,695 and $0, respectively. The decrease in the current research and development tax credit receivable comparing September 30, 2022 to December 31, 2021 is due to unfavorable changes in foreign currency.

CARB-X (as defined below)

In May 2021, the Company announced the selection of a new preclinical candidate, SMT-738, from the DDS-04 series for development in the fight against multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae ("CRE") infections. Simultaneously, the Company announced it had received an award from the Trustees of Boston University under the Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator program ("CARB-X") to progress this candidate through preclinical development and Phase 1a clinical trials. The award commits initial funding of up to $4,100, with the possibility of up to another $3,700 based on the achievement of future milestones. As of September 30, 2022, based on translation of historical foreign currency amounts in the period, the Company has recognized $2,846 of cumulative income since contract inception. During the quarter ended June 30, 2022, CARB-X announced changes to its funding arrangements and terms and conditions. As a result, the current arrangement concluded as of June 30, 2022, however, the Company has the ability to recognize revenue for any milestone payments related to work incurred subsequent to this date in accordance with the arrangement. The Company is in current discussions with CARB-X to negotiate a new agreement.

8. Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(21,385)	$(19,599)	$(59,553)	$(61,503)

Basic weighted average number of shares of common stock outstanding	148,582,751	98,973,910	115,110,095	91,771,286
Diluted weighted average number of shares of common stock outstanding	148,582,751	98,973,910	115,110,095	91,771,286

Basic net loss per share	$(0.14)	$(0.20)	$(0.52)	$(0.67)
Diluted net loss per share	$(0.14)	$(0.20)	$(0.52)	$(0.67)

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	September 30,
	2022	2021
Options to purchase common stock	19,318,301	12,856,628
Warrants	5,821,137	5,821,137
Shares expected to be purchased under employee stock purchase plan	248,375	—
	25,387,813	18,677,765
9. Cash Equivalents and Fair Value Measurements

In accordance with the provisions of fair value accounting, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability and defines fair value based upon an exit price model.

The fair value measurement guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

Level 1 Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company categorizes such assets and liabilities based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

During the three and nine months ended September 30, 2022 the Company invested cash in a money market fund and a U.S. Government Treasury Bill. The U.S. Government Treasury Bill was redeemed for cash prior to September 30, 2022. At the end of September 30, 2022, the Company had $60,068 in a U.S. Government money market fund which the Company classified as a cash equivalent as the maturity date was 90 days or less from the original date of purchase. All highly liquid investments with a maturity date of 90 days or less at the date of purchase are considered to be cash equivalents. The appropriate classification of investments in securities is determined by the Company at the time of purchase.

The following table sets forth the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$60,068	—	—	$60,068
_______
The table above does not include cash at September 30, 2022 of $61,903. There were no cash equivalents held by the Company as of December 31, 2021. Cash at December 31, 2021 was $71,791.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

10. Goodwill and Intangible Assets

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

As of September 30, 2022 and December 31, 2021, goodwill was $1,655 and $2,009, respectively. Changes in goodwill during the three and nine months ended September 30, 2022 and 2021, respectively, are the result of foreign currency movements. As of September 30, 2022, there have been no cumulative goodwill impairments recognized.
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

	September 30, 2022			December 31, 2021
	Gross carrying amount	Accumulated amortization and impairment	Net	Gross carrying amount	Accumulated amortization and impairment	Net
Utrophin program acquired	$3,698	$(3,698)	$—	$4,487	$(4,487)	$—
Discuva platform acquired	11,879	(3,927)	7,952	14,416	(4,017)	10,399
Option over non-financial asset	751	(751)	—	912	(912)	—
Other patents and licenses	122	(122)	—	148	(148)	—
	$16,450	$(8,498)	$7,952	$19,963	$(9,564)	$10,399

For the three and nine months ended September 30, 2022, amortization expense was $217 and $697, respectively. For the three and nine months ended September 30, 2021, amortization expense was $256 and $768, respectively. Changes in the gross carrying amount are the result of foreign currency movements.

11. Leases

The Company has operating leases for real estate. The Company does not have any finance leases.

During the three and nine months ended September 30, 2022, the Company recorded $2,756 of additional right-of-use assets related to its Menlo Park, California location. During the three and nine months ended September 30, 2021, the Company recorded $0 and $2,124 related to its Menlo Park, California and its Oxfordshire, United Kingdom locations.

The carrying value of the right-of-use assets as of September 30, 2022 and December 31, 2021 was $4,230 and $2,790, respectively.

Fixed lease costs for the three and nine months ended September 30, 2022 were $444 and $1,033, respectively. Fixed lease costs for the three and nine months ended September 30, 2021 were $302 and $785. Short-term lease costs and variable lease costs for each of the three and nine month periods ended September 30, 2022 and 2021 were immaterial.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

12. Promissory Note Payable to a Related Party

On March 10, 2022, Mr. Robert W. Duggan, entered into a Note Purchase Agreement (the “2022 Note”), pursuant to which he loaned the Company $25,000 in exchange for the issuance by the Company of an unsecured promissory note in the amount of $25,000. The 2022 Note accrued interest at a rate per annum equal to the prime rate as reported in the Wall Street Journal. The 2022 Note, including all accrued interest, became due upon the earlier of (i) the consummation of a registered public offering with net proceeds of no less than $25,000 or (ii) 18 months from the date of issuance of the 2022 Note. Debt issuance costs associated with the 2022 Note were immaterial and expensed as incurred. The 2022 Note of $25,000, plus accrued interest of $434 has been repaid to Mr. Robert W. Duggan on August 10, 2022 in connection with the completion of the rights offering with aggregate gross proceeds of $100,000.

The Company incurred interest expense of $692 and $1,497 for the three and nine months ended September 30, 2022, which included imputed interest of $570 and $1,063 for the three and nine months ended September 30, 2022, respectively. Imputed interest is calculated as the difference between the stated rate of the note and the deemed market rate of interest and is recorded to additional paid-in capital.

The Company incurred interest expense of $0 and $244 for the three and nine months ended September 30, 2021, which included imputed interest of $0 and $159 for the three and nine months ended September 30, 2021, respectively, related to the March 24, 2021 Note Purchase Agreement with Mr. Robert W. Duggan ("the Initial Note"), for $55,000 which was subsequently rescinded and replaced by a second note ("the Second Note"), of the same amount, and paid in full in May 2021, as described further in Note 15.

13. Other expense, net

The following table sets forth the components of Other expense, net by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
Other expense, net by category:	2022	2021	2022	2021
Foreign currency losses	$3,799	$30	$6,281	$881
Loan interest expense	692	—	1,497	244
Other (income) expense	(46)	83	(15)	239
	$4,445	$113	$7,763	$1,364
Other expense, net primarily consisted of unfavorable changes in foreign currency and loan interest expense incurred related to the $25,000 promissory note, as described in Note 12.

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

The following table presents the stock option activity for both the 2016 Plan and the 2020 Plan as of September 30, 2022:

	Nine Months Ended September 30, 2022	Weighted average exercise price
Outstanding at December 31, 2021	13,797,556	$5.55
Granted	9,316,631	$1.33
Forfeited	(3,783,891)	$4.96
Exercised	(11,995)	$1.86
Outstanding at September 30, 2022	19,318,301	$3.63
Exercisable at September 30, 2022	2,963,957	$5.13

The total intrinsic value of all outstanding and exercisable stock options at September 30, 2022 was $527 and $0, respectively.

During the nine months ended September 30, 2022, the Compensation Committee of the Company's Board of Directors and management approved the following option grants to its executives and certain employees of the Company. The shares will vest based upon certain market-based and revenue performance conditions.

Grant Date	Options Granted	Grant Date Price
June 28, 2022	4,180,000	$1.06
September 1, 2022	784,000	$1.30
September 9, 2022	1,970,000	$1.29
Total	6,934,000

Compensation expense related to these market-based and revenue performance condition awards for both the three and nine months ended September 30, 2022 was immaterial.

The total stock-based compensation expense included in the Company's condensed consolidated statements of comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,162	$1,337	$3,300	$3,251
General and administrative	1,636	1,307	5,990	3,933
Total stock-based compensation expense	$2,798	$2,644	$9,290	$7,184

Warrants

The Company had outstanding and exercisable warrants of 5,821,137 with a weighted average exercise price of $1.56 as of September 30, 2022 and December 31, 2021.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

15. Related Party Transactions
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

March 26, 2021 Sublease Agreement with Maky Zanganeh and Associates, Inc.

On March 26, 2021, the Company entered into a sublease with Maky Zanganeh and Associates, Inc. ("MZA") consisting of 4,500 square feet of office space at 2882 Sand Hill Road, Menlo Park, California (the “Sublease”). Dr. Maky Zanganeh, the Company's Co-Chief Executive Officer and President, is the sole owner of MZA. The sublease ran until September 2022. The rent payable under the terms of the sublease was equivalent to the proportionate share of the rent payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the three and nine months ended September 30, 2022, payments of $186 and $544, respectively, were made pursuant to the sublease. During the three and nine months ended September 30, 2021 payments of $174 and $377, respectively were made to the landlord.

July 25, 2022 First Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 25, 2022 the Company entered into a first amendment, dated July 19, 2022, to its existing sublease agreement with MZA, described above. The existing sublease term, which was set to expire on September 30, 2022, was extended for a period of thirty-nine months from October 1, 2022 through December 31, 2025. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
July 29, 2022 Second Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 29, 2022, the Company entered into a second amendment, dated August 1, 2022, to its existing sublease agreement with MZA, described above. The second amendment was effective as of August 1, 2022 and expires on December 31, 2025. The second amendment includes an additional 1,277 square feet (the "Expansion Premises") of office space at 2882 Sand Hill Road, Menlo Park, California. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied.

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

2022 Rights Offering

In August 2022, the Company announced the closing and final results of its previously announced rights offering. The rights offering commenced on July 18, 2022, and the associated subscription rights expired on August 8, 2022. Aggregate gross proceeds received from the rights offering were $100,000 from the sale of 103,092,783 shares of common stock. Mr. Robert W. Duggan and Dr. Maky Zanganeh fully subscribed to their respective basic subscription rights and oversubscribed, at a price of $0.97 per share. Issuance costs were $111. In connection with the closing of the rights offering, the 2022 Note matured and became due, and the Company repaid all principal and accrued interest thereunder using a portion of the proceeds from this rights offering on August 10, 2022.

16. Commitments and Contingencies

Fixed Asset Purchase Commitments

As of September 30, 2022 and December 31, 2021, the Company had no capital commitments.

Lease Commitments

The Company leases office and laboratory space. There have been no material changes to the Company's lease commitments as of December 31, 2021 which were disclosed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2022, other than the termination of the Company's short-term, Cambridge, Massachusetts office lease as a result of moving its corporate headquarters to Menlo Park, California and the two amendments to the Sublease Agreement with Maky Zanganeh and Associates, Inc. as described in Footnote 15.

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Indemnifications

The Company has entered into its standard form Indemnification Agreement for directors and executive officers. The Indemnification Agreement provides that, subject to the provisions of the Delaware General Corporation Law, the Company is required, among other things, to indemnify its directors or executive officers for certain expenses, including attorneys' fees, judgments, fines, and settlement amounts of the types customarily incurred by them in connection with any action or proceeding arising out of their service as one of the Company's directors or executive officers. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations at September 30, 2022 and December 31, 2021.

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

On September 28, 2022, we determined that we will seek partners or a divestiture of ridinilazole, our lead product candidate for treading patients suffering from Clostridioides difficile infection, also known as C. difficile infection, or CDI, as the path forward for the clinical development of the asset. As a result of this determination, we have discontinued our only active study for ridinilazole, a pediatric clinical trial evaluating ridinilazole for treating adolescent patients with CDI.

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

Our intention is to expand our pipeline product portfolio in the therapeutic area of oncology and/or product offerings that are designed to work in harmony with the human gut microbiome. We intend to enact this through business development activities, including possible acquisitions and/or collaborations in addition to internal research and discovery efforts.

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

Recent Events

On July 12, 2022, we held a Type C meeting with the US Food & Drug Administration (the “FDA”) during which we discussed certain data from the Ri-CoDIFy Phase III clinical trial with the agency. The FDA and Summit discussed a possible pathway in which to advance ridinilazole forward with the goal of achieving marketing authorization. This pathway would involve at least one additional clinical trial. Meeting minutes from the FDA were received on August 10, 2022.

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

In August 2022, we announced the closing and final results of our previously announced rights offering. The rights offering commenced on July 18, 2022, and the associated subscription rights expired on August 8, 2022. Aggregate gross proceeds from the rights offering were $100.0 million from the sale of approximately 103,092,783 shares of common stock at a price of $0.97 per share. Issuance costs were $111 thousand. In connection with the closing of the rights offering, the 2022 Note matured and became due and we repaid all principal and accrued interest on August 10, 2022.

As noted above, on September 28, 2022, we determined that we will seek partners or a divestiture of ridinilazole as the path forward for the clinical development of the asset. In alignment with this determination, we have discontinued our only active study for ridinilazole, a pediatric clinical trial evaluating ridinilazole for treating adolescent patients with CDI.

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

Results of Operations

The following table sets forth our results of operations for the three and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenue	$0.2	$1.3	$0.7	$1.5
Operating expenses:
Research and development	17.0	19.9	46.6	62.2
General and administrative	5.6	5.7	19.2	15.8
Total operating expenses	22.6	25.6	65.8	78.0
Other operating income	5.5	4.8	13.3	16.4
Operating loss	(16.9)	(19.5)	(51.8)	(60.1)
Other expense, net	(4.4)	(0.1)	(7.8)	(1.4)
Net loss	$(21.3)	$(19.6)	$(59.6)	$(61.5)

Revenue

Revenue for the three and nine months ended September 30, 2022 and 2021 relates to revenue from our license and commercialization agreement with Eurofarma Laboratórios S.A. This revenue is recognized ratably over the performance period the research and development services are provided. The decrease for the three and nine months periods ended September 30, 2022 compared to the same periods in the prior year is attributed to the achievement of a milestone related to this agreement in September of 2021. The total milestone of $1.3 million is recognized ratably over the performance period the research and development service are provided.

Operating Expenses

Research and Development Expenses

The table below summarizes our research and development expenses by category for the three and nine month periods ended September 30, 2022 and 2021, respectively. Our CDI program expenses and antibiotic pipeline development activities include costs paid to contract research organizations, manufacturing costs for our clinical trials, laboratory testing costs and research related expenses. Other research and development costs include staff and travel costs primarily for our CDI and antibiotic development teams, patent registration fees, an allocation of facility-related costs and other non-core program related expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
CDI program	$11.2	$12.3	$25.3	$41.7
Antibiotic pipeline research and development costs	0.7	0.5	2.9	1.1
Other research and development costs	5.1	7.1	18.4	19.4
Total	$17.0	$19.9	$46.6	$62.2

Investment in our CDI program decreased by $1.1 million and $16.4 million for the three and nine month periods ended September 30, 2022, respectively, compared to the same periods in the prior year, primarily due to a decrease in clinical and manufacturing activity spend associated with the ridinilazole Phase III clinical program, partially offset by an increase of $6.5 million in research and development costs recognized during the three and nine months ended related to the remaining outstanding contractual obligations related to the internal clinical development of ridinilazole as a result of our decision to seek partners or a divestiture related to ridinilazole as the path forward for the clinical development of the asset.

Investment in our antibiotic pipeline development activities increased by $0.2 million and $1.8 million for the three and nine month periods ended September 30, 2022, respectively, compared to the same periods in the prior year, primarily due to increased development activity spend associated with our preclinical candidate, SMT-738, from the DDS-04 series for the development in the fight against multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae ("CRE") infections.

Other research and development costs are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Compensation related costs, excluding stock-based compensation	$3.0	$4.8	$12.1	$13.2
Stock-based compensation	1.2	1.3	3.3	3.3
Other research and development costs	0.9	1.0	3.0	2.9
Total	$5.1	$7.1	$18.4	$19.4

Other research and development costs decreased by $2.0 million and $1.0 million for the three and nine months ended September 30, 2022, compared to the same periods in the prior year, primarily due to a decrease of $1.8 million and $1.1 million in compensation-related costs due to a lower headcount as compared to the same periods in the prior year.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Compensation related costs, excluding stock-based compensation	$2.4	$2.3	$7.7	$6.7
Stock-based compensation	1.6	1.3	6.0	3.9
Legal and Professional Fees	0.7	1.0	2.5	2.1
Other general and administrative expenses	0.9	1.1	3.0	3.1
Total	$5.6	$5.7	$19.2	$15.8

General and administrative expenses increased by $3.4 million for the nine months ended September 30, 2022, compared to the same period in the prior year, primarily due to an increase of $2.1 million in stock-based compensation, as the Company is focused on building a world-class team, an increase of $1.0 million in compensation costs, excluding stock-based compensation and an increase of $0.4 million in legal and professional fees.
Other Operating Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Other operating income	$5.5	$4.8	$13.3	$16.4

Other operating income is comprised of the following:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Other operating income by category:	2022	2021	2022	2021
Funding income from BARDA	$3.9	$0.6	$7.8	$4.0
Research and development tax credits	1.2	3.8	3.7	11.7
Grant income from CARB-X	0.4	0.4	1.8	0.7
	$5.5	$4.8	$13.3	$16.4

Funding income from BARDA increased by $3.3 million and $3.8 million for the three and nine months ended September 30, 2022, compared to the same periods in the prior year primarily due to the acceleration of deferred other income recognized as a result of our decision to seek partners or a divestiture related to ridinilazole, as the path forward for the clinical development of the asset.

U.K. research and development tax credits decreased by $2.6 million and $8.0 million for the three and nine month periods ended September 30, 2022, respectively, compared to the same periods in the prior year due to a decrease in clinical and manufacturing activity spend associated with the ridinilazole Phase III clinical program, which was ceased during the third quarter of 2022, which resulted in a decrease in tax credits claimed, coupled with a decrease in eligible expenses claimed due to recent changes in tax legislation.

Grant income received from CARB-X increased by $1.1 million for the nine months ended September 30, 2022 compared to the same period in the prior year due to an increase in spend to progress the preclinical candidate SMT-738 from the DDS-04 series for development in the fight against multidrug resistant infections, specifically CRE infections.

Other Expense, net
Other operating, net is comprised of the following:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Other expense, net by category:	2022	2021	2022	2021
Foreign currency losses	$3.8	$—	$6.3	$0.9
Loan interest expense	0.6	—	1.5	0.2
Other (income) expense	—	0.1	—	0.2
	$4.4	$0.1	$7.8	$1.3

Other expense, net primarily consisted of unfavorable changes in foreign currency and loan interest expense incurred related to the $25.0 million promissory note repaid on August 10, 2022.

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

We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed the development of any drugs. Since our inception, we have incurred significant operating losses. We anticipate that we will continue to incur losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, due to the nature and timing of our research and development activities. We expect that our research and development and general and administrative expenses will continue to be significant in connection with our ongoing research and development efforts. In addition, if we obtain marketing approval of ridinilazole in the United States or other jurisdictions where we retain commercial rights, and if we choose to retain those rights, we would expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. In addition, our expenses will increase if we:

•partner with a third party to further research and develop ridinilazole,
•continue the research and development of early-stage programs targeting infections caused by Enterobacteriaceae;
•seek to identify and develop additional future product candidates, including through our bacterial genetics-based Discuva Platform for the discovery and development of new era antibiotics, and specifically our research activities against a group of bacteria that collectively are known as the ESKAPE pathogens;
•continue the research and development of our other two early-stage programs;
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

During the three and nine months ended September 30, 2022, we incurred a net loss of $21.4 million and $59.6 million and cash flows used in operating activities for the nine months ended September 30, 2022 was $46.8 million. As of September 30, 2022, we had an accumulated deficit of $359.1 million, cash of $122.0 million, current and long-term research and development tax credits receivable of $16.3 million and accounts receivable of $0.1 million. Until we can generate substantial revenue and achieve profitability, we will need to raise additional capital to fund our ongoing operations and capital needs.

On June 22, 2022, we announced a rights offering for our existing shareholders to participate in the purchase of additional shares of our common stock. The rights offering commenced on July 18, 2022, and the associated subscription rights expired on August 8, 2022. Aggregate gross proceeds from the rights offering were $100 million from the sale of shares of our common stock at a price of $0.97 per share. Issuance costs were $111 thousand. In connection with the closing of the rights offering, the 2022 Note matured and became due, and we repaid all principal and accrued interest thereunder using a portion of the proceeds from this rights offering on August 10, 2022. Based on our current funding arrangements and financial resources as of September 30, 2022, we have the ability to fund our operating costs and working capital needs for more than twelve months from the date of issuance of this quarterly report on Form 10-Q. Until we can generate substantial revenue and achieve profitability, we will need to raise additional capital to fund ongoing operations and capital needs.

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

We have based the foregoing estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support or through new collaboration arrangements. Our future capital requirements will depend on many factors, including:

•the timing and evaluation of next steps with respect to to the path forward for the clinical development of our lead product candidate, ridinilazole (formerly SMT19969), for the treatment of patients with Clostridioides difficile infection (formerly known as Clostridium difficile infection), including exploring potential partnerships or potential divestiture;
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
•any future funding from BARDA and CARB-X;
•our ability to establish and maintain third-party partnerships or other arrangements and the financial terms of such arrangements;
•the extent to which we acquire or invest in other businesses, products and technologies;
•the rate of the expansion of our physical presence;
•the extent to which we change our physical presence

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of some, or all, of the following: equity and debt offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations and, marketing, distribution or licensing arrangements. We do not have any committed external source of funds other than amounts we -may receive from BARDA and CARB-X under our arrangements with them, and our research and development tax credits receivable.

Due to recent change in tax legislation, there has been a decrease in eligible expenses claimed for U.K. R&D tax credits. The R&D tax credit claim is also affected and dependent upon future research and clinical development activities.

The total amount of committed BARDA funding is $62.4 million. As of September 30, 2022, based on the translation of historical foreign currency amounts in the period, we have recognized an aggregate of $58.9 million of cumulative income since contract inception. The remaining federal government funding was dependent on BARDA in its sole discretion exercising the final independent option work segment, upon the achievement by the Company of certain agreed-upon milestones for ridinilazole. This option work segment was never exercised by BARDA. The contract ran through April 2022 and was extended through December 2022 as a no cost contract, solely to close out open activities. As a result of the our decision to not pursue further clinical development of ridinilazole, we recognized the remainder of the deferred income for BARDA during the three and nine months ended September 30, 2022.

The total amount of committed CARB-X funding was $4.1 million, with the possibility of up to another $3.7 million based on the achievement of future milestones. As of September 30, 2022, based on the translation of historical foreign currency amounts in the period, the Company has recognized $2.8 million of cumulative income since contract inception. During the quarter-ended June 30, 2022, CARB-X announced changes to its funding arrangements and terms and conditions. As a result, the current arrangement concluded as of June 30, 2022, however, we have the ability to recognize revenue for any milestone payments related to work incurred subsequent to this date in accordance with the arrangement. We are in current discussions with CARB-X to negotiate a new agreement.

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

Cash Flows
The following table summarizes the results of our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in millions)	2022	2021
Net cash used in operating activities	$(46,773)	$(63,408)
Net cash used in investing activities	$(634)	$(186)
Net cash provided by financing activities	$100,184	$76,655
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2022 was $46.8 million and resulted from a net loss of $59.6 million, which included non-cash charges of $16.3 million, which is primarily comprised of $9.3 million of non-cash charges related to stock-based compensation, and a net increase in working capital of $3.6 million. The net increase in working capital was primarily due to a decrease of $7.6 million in deferred revenue and other income, as a result of our decision to not pursue further clinical development of ridinilazole, an increase of $3.7 million in the research and development tax credit receivable, a decrease of $2.4 in accrued compensation, due to a reduction in headcount, and a decrease of of $1.8 million in accounts payable, partially offset by a decrease of $5.0 million in prepaid expenses, a decrease of $2.4 million in accounts receivable. an increase of $4.8 in accrued liabilities.
Net cash used in operating activities for the nine months ended September 30, 2021 was $63.4 million and resulted from a net loss of $61.5 million, which included net non-cash charges of $8.8 million, which was comprised primarily of stock-based compensation and a net increase in working capital of $10.7 million. The net increase in working capital was primarily due to an increase of $11.6 million in the research and development tax credit receivable, an increase of $2.1 million in accounts receivable, a decrease of $1.3 million in deferred revenue and other income and, a decrease of $0.7 million in lease liabilities, partially offset by an increase of $3.3 million in accrued liabilities, and a decrease of $1.1 million in accrued compensation.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 and 2021, respectively was for the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities was $100.2 million for the nine months ended September 30, 2022 and was due net proceeds received of $99.9 million (net of issuance costs of $111 thousand) related to the issuance of common stock from a rights offering, proceeds received of $25.0 million from a promissory note from a related party and proceeds received of $0.3 million million related to employee stock awards, offset by the repayment of $25.0 million related to a promissory note from a related party.
Net cash provided by financing activities was $76.7 million for the nine months ended September 30, 2021 and was primarily due to proceeds received of $110.0 million from promissory notes from a related party, proceeds received of $75.0 million from the issuance of common stock from a rights offering and proceeds received of $1.9 million related to employee stock awards, partially offset by the repayment of $110.0 million related to promissory notes from a related party.
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

Contractual obligations and commitments

We lease office and laboratory space. There have been no material changes to our lease commitments as of December 31, 2021 which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 17, 2022, other than the termination of our short-term, Cambridge, Massachusetts office lease as a result of moving its corporate headquarters to Menlo Park, California and the two amendments to the Sublease Agreement with Maky Zanganeh and Associates, Inc. as described in Footnote 15.

We also have contingent payment obligations which primarily consist of commitments under our agreements with the Wellcome Trust, the University College London and certain employees, former employees and former directors of Discuva, pursuant to which we will be required to pay royalties or make milestone payments. As of September 30, 2022, we were unable to estimate the amount, timing or likelihood of achieving the milestones or making future product sales that these contingent payment obligations relate to. For additional information regarding these agreements, see “Business - Our Collaborations and Funding Arrangements” in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 17, 2022.

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

Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of September 30, 2022, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Information regarding risk factors affecting the Company's business are discussed in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report") filed with the Securities and Exchange Commission on March 17, 2022. There have been no material changes to the risk factors as previously disclosed in our Annual Report and in the Company's Quarterly Report on Form 10-Q for the periods ended March 31, 2022 filed with the Securities and Exchange Commission on May 11, 2022 and June 30, 2022, filed with the Securities and Exchange Commission on August 11, 2022, respectively. The risks referenced above are not the only risks facing our Company. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

31.3*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2022	SUMMIT THERAPEUTICS INC.

	By:	/s/ Ankur Dhingra
	Name:	Ankur Dhingra
	Title	Chief Financial Officer
(Principal Financial Officer)