Form 10-K/A
period 2021-12-31
Summit Therapeutics Inc.
filed 2022-12-21
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K/A
Amendment No. 1
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
i

EXPLANATORY NOTE

This amendment on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2021 to correct the date on the predecessor auditor opinion for the year ended December 31, 2020 from March 17, 2022 to March 31, 2021 and to correct the tenure statement on such report from 2020 to 2021. Except for these corrections, no other changes have been made to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2021.

In addition, the Company is including in this Amendment No. 1 currently dated certifications from (i) its Chairman and Chief Executive Officer, (ii) Executive Director, Co- Chief Executive Officer and President, (iii) Principal Financial Officer, and (iv) Chief Executive Officer, Co-Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 31.3, and 32.1, respectively, and currently dated consents from the independent registered public accounting firms as Exhibits 23.1 and 23.2.

Except as expressly set forth above, this Amendment No. 1 speaks as of the original filing date of the Form 10-K, and does not reflect events that may have occurred subsequent to that date, nor does it modify or update in any way disclosure made in the original Form 10-K.

ii

PART II

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are included to this Report. An index of those financial statements is found in Item 15.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements

As part of this Report, the consolidated financial statements are listed in the accompanying index to financial statements on page 8.

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

10.35
Contract of Employment, dated November 22, 2020, by and between Summit Therapeutics Inc. and Mahkam Zanganeh (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K (File No. 001-36866), filed with the Securities and Exchange Commission on March 31, 2021)

10.36
Sublease Agreement, dated March 26, 2021, by and between Maky Zanganeh & Associates Inc. and Summit Therapeutics Sub Inc. (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K (File No. 001-36866), filed with the Securities and Exchange Commission on March 31, 2021)

10.37
Exit Agreement, dated May 28, 2021, by and between Summit Therapeutics Inc. and Michael Donaldson (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on May 28, 2021)

10.38(1)
Note Purchase Agreement, dated March 10, 2022, by and between Summit Therapeutics Inc. and Robert W. Duggan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File. No. 001-36866), filed with the Securities and Exchange Commission on March 11, 2022)

10.39
Promissory Note, dated March 10, 2022, in the name of Robert W. Duggan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File. No. 001-36866), filed with the Securities and Exchange Commission on March 11, 2022)

16.1
Letter from PwC to the Securities and Exchange Commission, dated May 26, 2021 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on May 26, 2021)

21.1
List of Significant Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-36866), filed with the Securities and Exchange Commission on March 17, 2022)

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

31.3*	Certification of Principal Financial Officer, Ankur Dhingra, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Confidential treatment has been granted as to certain portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
+	Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.

Exhibit No.	Description

(1)	The schedules and exhibits have been omitted. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT THERAPEUTICS INC.

By:	/s/ Ankur Dhingra
Name: Title:	Ankur Dhingra Chief Financial Officer (Principal Financial Officer)
Date: December 21, 2022

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

/s/ PricewaterhouseCoopers LLP

Reading, United Kingdom
March 31, 2021

We served as the Company's auditor from 2013 to 2021.

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

For the year ended December 31, 2021 and 2020, the Company recorded a deferred tax asset of $54.400 and $31,489 respectively. The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards and excess tax benefits related to stock-based compensation. Management has considered the Company’s history of cumulative net losses in the United States ("U.S.") and the United Kingdom ("U.K."), estimated future taxable income, as well as prudent and feasible tax planning strategies, and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets and U.K. deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2021 and 2020, respectively. The Company reevaluates the positive and negative evidence at each

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
reporting period. The Company’s valuation allowance increased during 2021 by $22,517 primarily due to the generation of net operating loss and stock-based compensation.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Cares Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
established a Paycheck Protection Program whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs.

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

In the U.S., the Company files income tax returns in various states. In the U.S., tax years from 2018 remain subject to examination by the U.S. Internal Revenue Service and state tax authorities. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction for years 2018 through present. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as part of its income tax provision. As of December 31, 2021, and 2020, the Company has recorded no liability for unrecognized tax benefits, interest, or penalties related to federal, state or foreign income tax matters.

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