Form 10-K
period 2022-12-31
Summit Therapeutics Inc.
filed 2023-03-09
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-36866

Summit Therapeutics Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware		37-1979717
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

2882 Sand Hill Road, Suite 106
Menlo Park,	CA	94025
(Address of Principal Executive Offices)		(Zip Code)
(650) 460-8308
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SMMT	The Nasdaq Stock Market LLC

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☒
The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on June 30, 2022, was $25.7 million. For purposes of this computation only, all executive officers and directors have been deemed affiliates.
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of March 7, 2023 was 697,685,365.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended December 31, 2022 are incorporated by reference into Part III of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding the future financial performance, business prospects and growth of Summit Therapeutics Inc., that involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•the ability to develop a successful product candidate under the License Agreement (as defined below);
•our ability to raise sufficient additional funds to make payments under the License Agreement (as defined below);
•the timing of and the ability to start and effectively execute clinical development of ivonescimab;
•the timing and conduct of clinical trials for any product candidates;
•the timing of and our ability to seek a partner or a divestiture of ridinilazole (formerly SMT19969), the Company's Phase III product candidate for the treatment of patients with Clostridioides difficile infection (formerly known as Clostridium difficile infection);
•our ability to advance and conduct, through partners, research and development of SMT-738, the Company's preclinical product candidate for combating multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae (“CRE”) infections;
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
•our competitive position;
•the need to raise additional capital to fund ongoing operations and capital needs; and
•the impact of the novel coronavirus pandemic (“COVID-19”) and the response to it.

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

Risks Related to Our Financial Position and Need for Additional Capital
•The License Agreement and the transactions contemplated thereby represent a significant change in the Company’s strategic focus, may not achieve intended results and could increase the number of our outstanding shares or amount of outstanding debt.
•We depend heavily on the success of ivonescimab. If we are unable to successfully commercialize ivonescimab, or experience significant delays in doing so, we may extend the period in which we will incur significant financial losses as an organization.
•We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never generate profits from operations or maintain profitability.
•We will need substantial additional capital to fund our operations and to make payments under the License Agreement and the Note Purchase Agreement and if we fail to obtain necessary financing, we could be forced to delay, reduce or eliminate the development and commercialization of our product candidates. We have substantial indebtedness and may require additional indebtedness in the future. Our existing and future indebtedness will require interest payments and need to be repaid or refinanced and could require us to divert funds identified for other purposes to service our debt, could result in cash demands and impair our liquidity position and could result in financial risk for us.

Risks Related to our Financial and Intellectual Property Dependencies on Third Parties
•We depend on our relationship with, and the comprehensiveness of the intellectual property licensed from Akeso, and termination of the License Agreement, any of the licenses under the License Agreement, or issues as to intellectual property could have a material adverse effect on our business.
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
•We may pursue business development opportunities to expand or enhance our pipeline of drug candidates, including without limitation, through potential acquisitions of and/or collaborations with other entities, that may not achieve intended results or could increase the number of our outstanding shares or amount of outstanding debt or result in a change of control.

Risks Related to the Development and Commercialization of our Product Candidates
•We can provide no assurance that our clinical product candidates, including our lead product candidate, ivonescimab, will obtain regulatory approval or that the results of clinical studies will be favorable.
•Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure.
•Biologics, such as ivonescimab, carry unique risks and uncertainties, which could have a negative impact on our business.
•We have not yet developed, and may never successfully develop, any marketed drugs.

ii

Legal, Tax, Regulatory and Compliance Risks
•Our ability to commercialize any of our product candidates is subject to substantial regulatory and legislative uncertainty, including as to pricing, reimbursement practices or other healthcare initiatives which could harm our business.
•Our business is subject to the risks associated with doing business in China.
•We may face costly legal claims, in particular related to product liability and intellectual property infringement.
•We are subject to certain United States ("U.S."), United Kingdom ("U.K.") and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations. We can face serious consequences for violations.

Risks Related to Our Intellectual Property, Cybersecurity and Data Privacy
•We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.
•Our actual or perceived failure to comply with stringent and changing obligations related to data privacy and security could lead to regulatory investigations and actions, litigation, fines and penalties, disruptions to our business operations, reputational harm, loss of revenue and profits and other adverse business impacts.

Risks Related to Corporate Governance and Employee Relations
•Our future success depends on our ability to retain our Chairman and Chief Executive Officer, our co-Chief Executive Officer, President and member of the Board and other key executives and to attract, retain and motivate qualified personnel.
•Our Chairman and Chief Executive Officer owns more than a majority of the voting power of the outstanding shares of our common stock, and as a result investors may have limited ability to affect either the corporate governance of the Company or the taking of certain major decisions.

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
•We have received the requisite approvals and if the Board decides to proceed with the reverse stock split, it may decrease the liquidity of the shares of our common stock and could lead to a decrease in our overall market capitalization.

Risks Related to the COVID-19 Pandemic
•The ongoing COVID-19 pandemic continues to evolve and its enduring impact on our business remains uncertain. Our business has and could continue to be adversely affected, directly or indirectly, by the ongoing COVID-19 pandemic.

iii

PART I

Item 1. Business

Overview
We are a biopharmaceutical company focused on the discovery, development, and commercialization of patient-, physician-, caregiver- and societal-friendly medicinal therapies intended to improve quality of life, increase potential duration of life, and resolve serious unmet medical needs. Our pipeline of product candidates is designed with the goal to become the patient-friendly, new-era standard-of-care medicines, in the therapeutic area of oncology.

On December 5, 2022, we entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso, Inc. and its affiliates (“Akeso”) pursuant to which we are partnering with Akeso to in-license its breakthrough bispecific antibody, ivonescimab. Ivonescimab, known as AK112 in China and Australia, and also as SMT112 in the United States, Canada, Europe, and Japan, is a novel, potential first-in-class bispecific antibody intending to combine the benefits of immunotherapy via a blockade of PD-1 with the anti-angiogenesis benefits of an anti-VEGF into a single molecule. Ivonescimab was engineered to bring two well established oncology targeted mechanisms together. Through the License Agreement, we obtained the rights to develop and commercialize SMT112 in the United States, Canada, Europe, and Japan (the “Licensed Territory”). The License Agreement and transaction closed on January 17, 2023 following customary waiting periods.

The entry into the License Agreement represents a significant change in the Company’s strategy. All prior development and marketing activities relating to ridinilazole are being terminated. All business activities related to anti-infectives are being reviewed for partnership opportunities for potential further development. Our future operations will be focused on the development of ivonescimab and other future activities as the Company determines.

On September 28, 2022, we determined that we would seek partners or a divestiture of ridinilazole, our lead product candidate for treating patients suffering from Clostridioides difficile infection, also known as C. difficile infection, or CDI, as the path forward for the clinical development of the asset. As a result of this determination, we discontinued our only active study for ridinilazole, a pediatric clinical trial evaluating ridinilazole for treating adolescent patients with CDI. We are currently involved in activities related to closeout of ridinilazole clinical trials.

Our other product candidate, SMT-738, has been in development for combating multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae (“CRE”) infections. SMT-738 is the first of a novel class of precision antibiotics that has been in preclinical development and has been undergoing investigational new drug (“IND”) enabling activities. We will continue to pursue partnerships for further development of SMT-738.

Akeso Collaboration and License Agreement

Our License Agreement with Akeso, as referred to above, calls for Summit to receive the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan (the “Licensed Territory”). Akeso will retain development and commercialization rights for the rest of the regions including China. In exchange for these rights, Summit made an upfront payment during the first quarter of 2023 comprising of $474.9 million cash and the issuance of 10 million shares of Company common stock in lieu of $25.1 million cash pursuant to the a share transfer agreement. In connection with the License Agreement, the Company has also agreed to enter into a Supply Agreement with Akeso, pursuant to which Summit agreed to purchase a certain portion of drug substance for clinical and commercial supply (the “Supply Agreement”).

Pursuant to the terms of the License Agreement, Summit will have final decision-making authority with respect to commercial strategy, pricing and reimbursement and other commercialization matters in the Licensed Territory. Summit has not assumed any liabilities (including contingent liabilities), nor acquired any physical assets or trade names, or hired or acquired any employees from Akeso in connection with the License Agreement.

Ivonescimab

Ivonescimab is a novel potential first-in-class PD-1 / VEGF bispecific antibody, believed to be the most advanced in clinical development. Engineered with Akeso's unique Tetrabody technology, ivonescimab, as a single molecule, blocks programmed cell death protein 1 (“PD-1”) from binding to PD-L1 and PD-L2, and blocks vascular endothelial growth factor (“VEGF”) from binding to VEGF receptors. In view of the co-expression of VEGF and PD-1 in the tumor microenvironment, ivonescimab, may block these two pathways more effectively and enhance the antitumor activity, as compared to combination therapy.
Ivonescimab has received Breakthrough Therapy Designation status in China from the National Medical Products Administration (“NMPA”) for three indications:
a)ivonescimab combined with chemotherapy for the treatment of EGFR-mutated locally advanced or metastatic NSCLC patients who have progressed after taking an EGFR-TKI treatment
b)ivonescimab as the first-line treatment for locally advanced or metastatic NSCLC patients with positive PD-L1 expression
c)ivonescimab combined with docetaxel for the treatment of locally advanced or metastatic NSCLC patients who have progressed after taking a prior PD-(L)1 inhibitor combined with platinum-based doublet chemotherapy.

Ivonescimab is currently being developed in China and Australia in multiple solid tumors and has been dosed in more than 500 patients. Akeso is currently conducting, in China, a Phase III clinical trial in patients with NSCLC who are positive for an epidermal growth factor receptor (“EGFR”) mutation and whose disease has progressed after treatment with an EGFR tyrosine-kinase inhibitor (“TKI”). As presented at ASCO 2022, ivonescimab treatment was associated with an overall response rate (ORR) in a Phase II study in patients with NSCLC who have failed EGFR-TKI’s of 68.4% and a median Progression-Free Survival (“mPFS”) time period of 8.2 months when combined with combination chemotherapy (pemetrexed and carboplatin). The phase II study, which similarly had patients receiving ivonescimab plus chemotherapy as their first line therapy for metastatic disease, was considered to have demonstrated a tolerable safety profile and a low discontinuation rate for adverse events.

In a separate cohort, in the same phase II study, ivonescimab, combined with docetaxel in patients who have failed PD-(L)1 and chemotherapies, demonstrated a mPFS of 6.6 months. The phase II study, which similarly had patients receiving ivonescimab plus chemotherapy as their first line therapy for metastatic disease, was considered to have demonstrated a tolerable safety profile and a low discontinuation rate for adverse events. Akeso is currently conducting, in China, a phase III clinical trial of ivonescimab monotherapy versus pembrolizumab monotherapy as the first-line treatment for NSCLC patients with positive PD-L1 expression.

Summit has clinical development and commercialization rights for SMT112 in its Licensed Territory (United States, Canada, Europe, and Japan). Summit plans to design and conduct the clinical trial activities for SMT112 in its Licensed Territory, to support and submit relevant regulatory filings. Summit is initiating development activities for ivonescimab and will do so first in NSCLC indications.

Product Pipeline

Status of Anti-Infectives Pipeline

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

Our Discuva Platform uses pathogen specific transposons and aligns modified bacterial transposon mutagenesis with next generation sequencing and a proprietary end user interface. Transposons are small segments of DNA that are capable of replicating and inserting copies of DNA at random sites in the same or a different chromosome. Our pathogen specific transposons have three different activating promoters to drive bacterial gene upregulation, to cause gene disruption, or cause the downregulation of bacterial gene expression. There is a single transposon insertion per genome. The density of transposon insertion at the different genomic loci is determined in the whole library with insertion rates potentially being as high as every two to three base pairs.

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

On January 20, 2023, we announced that, given the License Agreement that we entered into in December 2022 and the shift in Company’s focus to oncology, we will cease further investment in the Discuva platform and evaluate further options for the use of the Discuva Platform. Based on the evaluation of further options for the use of the Discuva Platform, management concluded that this indicated the carrying amount of the acquired Discuva Platform intangible asset may not be recoverable and therefore, performed an impairment assessment to evaluate whether the fair value of the intangible asset was less than its carrying amount. Based on this assessment, an impairment charge of $8.5 million was recognized during the year ended December 31, 2022, representing the aggregate carrying value of the intangible asset. See Note 12 to our consolidated financial statements contained in this Annual Report on Form 10-K for further details.

Enterobacteriaceae Program

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

Our lead preclinical candidate for the Enterobacteriaceae program from the DDS-04 series is SMT026738 (formerly “DIS-0104145” and referred to as “SMT-738”). SMT-738 is a novel small molecule inhibitor of the essential bacterial lipoprotein transport system (“LolCDE”) in Gram-negative bacteria, which displays a narrow spectrum of activity towards Enterobacteriaceae, that currently have very limited and failing treatment options due to resistance to existing antibiotic classes. SMT-738 has demonstrated potent in vitro activity against global MDR isolates of E. coli and K. pneumoniae, including the clinically challenging NDM-carrying CRE isolates where many currently available treatment options have succumbed to clinical resistance including colistin, an antibiotic of last resort. Most importantly, SMT-738 has also shown robust in vivo efficacy in relevant murine models of UTI, pneumonia and sepsis. Preliminary toxicity studies have been conducted, and the data supports the continued clinical development of SMT-738. SMT-738 has the potential to become a first in class antibiotic to treat life-threatening infections. We retain worldwide clinical development and commercial rights to SMT-738. We will continue to pursue partnerships for further development of SMT-738.

Other Material Agreements

The following material agreements relate to our commitments and obligations with respect to ridinilazole and SMT-738 only. The entry into the License Agreement represents a significant change in the Company’s strategy. All prior development and marketing activities relating to ridinilazole are being terminated and all business activities related to anti-infectives are being reviewed for partnership opportunities for potential further development.

BARDA

In September 2017, we were awarded a contract from the Biomedical Advanced Research and Development Authority ("BARDA"), part of the Office of the Assistant Secretary for Preparedness and Response at the United States Department of Health and Human Services, to fund, in part, the clinical and regulatory development of ridinilazole for the treatment of infections caused by C. difficile. The awarded contract was originally worth up to $62.0 million. In June 2019 and again in January 2020, BARDA increased the value of the contract such that it is now worth up to $72.5 million and brought the total amount of committed funding to $62.4 million. As of December 31, 2022, based on translation of historical foreign currency amounts in the period, the Company has recognized $59.2 million of cumulative income since contract inception. The contract provides for a cost-sharing arrangement under which BARDA funded a specified portion of estimated costs for the continued clinical and regulatory development of ridinilazole for CDI. Under this cost sharing arrangement, we were responsible for a portion of the costs associated with each segment of work, including any costs in excess of the estimated amounts.

The remaining federal government funding is dependent on BARDA in its sole discretion exercising the final independent option work segment, upon the achievement by the Company of certain agreed-upon milestones for ridinilazole. This option work segment was never exercised by BARDA. The contract ran through April 2022 and was extended through December 2022 as a no cost contract, solely to close out open activities. As a result of the Company's decision to not pursue further internal clinical development of ridinilazole and seek partners or a divestiture related to ridinilazole as a path forward for the clinical development of the asset, the Company recorded expenses for the remaining clinical trial costs associated with the close out activities of ridinilazole and recognized the remainder of the deferred income that had been received from BARDA prior to the expenses being recognized during the third quarter of 2022.

Wellcome Trust

In October 2012, we entered into a translation award funding agreement with the Wellcome Trust Limited, as trustee of the Wellcome Trust, in order to support a Phase I and a Phase II clinical trial of ridinilazole for the treatment of CDI, for which we received $6.3 million. The translation award funding agreement followed an initial funding agreement we and the Wellcome Trust entered into in October 2009, under which we received $3.7 million for preclinical development of CDI antibiotics.

In October 2017, we entered into a revenue sharing agreement with the Wellcome Trust. Under the terms of the revenue sharing agreement upon commercialization of ridinilazole the Wellcome Trust is eligible to receive a share of the net revenues that we, our affiliates, licensees or third-party collaborators receive from commercial sales, and a one-time milestone payment of a specified amount if cumulative net revenues that we our affiliates, licensees or third-party collaborators receive exceed a specified amount. In addition, if a third party commercializes ridinilazole following the first commercial sale by such third party, the Wellcome Trust is eligible to receive a one-time milestone payment of a share of the aggregate amount of any pre-commercial payments we receive from third-party licensees prior to such commercial sale and in the event of an assignment or sale of the assets or intellectual property pertaining to ridinilazole, the net proceeds we receive from such assignment or sale would be treated as net revenue under the revenue sharing agreement.

Eurofarma Laboratórios S.A.

In December 2017, we entered into an exclusive license and commercialization agreement with Eurofarma, pursuant to which we granted Eurofarma the exclusive right to commercialize ridinilazole in specified countries in South America, Central America and the Caribbean (the licensed territory). We have retained commercialization rights in the rest of the world.

Under the terms of the license agreement, we received an upfront payment of $2.5 million and are entitled to receive additional development milestones upon the achievement of staged patient enrollment targets in the licensed territory in our Ri-CoDIFy 1 and Ri-CoDIFy 2 Phase III clinical trials for ridinilazole. In February 2020, we achieved the first of these patient enrollment targets to trigger a milestone payment of $1.0 million. In September 2021, we reached the second enrollment milestone and earned $1.25 million. In addition, we are eligible to receive an additional $2.5 million in various development milestones, $2.4 million in commercial milestones and up to $18.0 million in sales milestones when cumulative net sales equal or exceed $100.0 million in the Eurofarma licensed territory. Each subsequent achievement of an additional $100.0 million in cumulative net sales will result in Summit receiving additional milestone payments, which, when combined with anticipated product supply transfer payments from Eurofarma paid to us in connection with a commercial supply agreement to be entered into between the two parties, would provide payments estimated to range from a mid-teens to high-teens percentage of cumulative net sales in the Eurofarma licensed territory. We estimate such product supply transfer payments from Eurofarma would range from a high single-digit to low double-digit percentage of cumulative net sales in the licensed territory. With the closeout of ridinilazole clinical trials, at this time, we are not anticipating any future payments from Eurofarma under this agreement.

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

University College London

On March 23, 2010, we entered into a collaborative research agreement with the School of Pharmacy, University of London which was later novated on November 28, 2011, by the School of Pharmacy to University College London. As part of this agreement, and in consideration of their role in the development of the initial compound series from which ridinilazole was later identified, we agreed to pay the School of Pharmacy (now University College London) a low single-digit share of all revenue received by us with respect to ridinilazole, including any pre-commercial licensing revenue, up to a maximum of $1.2 million. To date, we have paid $0.1 million under this agreement.

CARB-X

In May 2021, we announced the selection of a new preclinical candidate, SMT-738, which originated from the DDS-04 series. SMT-738 has been under development to combat multi-drug resistant infections, specifically Carbapenem-resistant Enterobacteriaceae ("CRE") infections. Simultaneously, Summit has received a sub-award from CARB-X to progress SMT-738 through preclinical development and an option to continue into Phase Ia clinical studies. The award commits initial non-dilutive funding of up to $4.1 million for the preclinical phase, with the potential for a further $3.7 million available for the Phase Ia clinical phase upon successfully achieving key preclinical development milestones. During the quarter ended September 30, 2022, CARB-X announced changes to its funding arrangements and terms and conditions. As a result, the current arrangement concluded as of June 30, 2022 however, we have the ability to recognize revenue for any milestone payments related to work incurred subsequent to this date in accordance with this agreement.

Discuva Limited Acquisition

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

Under the terms of the share purchase agreement, we paid the Discuva shareholders a total upfront consideration comprised of (A) $6.7 million in cash , (B) $6.7 million of shares of common stock, satisfied by the issue of 586,685 of our fully-paid shares of common stock at a price per share of $11.41 and (C) an additional balancing amount in respect of the closing cash position. .

In addition, the Discuva shareholders are entitled to receive contingent payments from us based on (i) the receipt of potential research and development tax credits to which Discuva may be entitled for the period from April 1, 2015, to the date of the share purchase agreement and (ii) approximately one-half of the economic benefit from any amounts received in connection with certain payments made to us under an existing collaboration agreement between Discuva and F. Hoffman - La Roche Limited, or Roche. We made two contingent payments to the Discuva shareholders in December 2018 and May 2019 totaling $1.0 million with respect to research and development tax credits for the period from April 2015 to December 2017 (when the acquisition occurred). Separately, certain employees, former employees and former directors of Discuva are eligible for further payments from Discuva of up to $10.9 million based on specified development and clinical milestones related to proprietary product candidates developed under the platform.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain marketing approvals for their products more rapidly than we obtain approval for ours. This may have the effect of making branded products less attractive from a cost perspective to buyers. Our commercial opportunity could also be reduced or eliminated if the results of our clinical trials, both safety and efficacy, combined with other factors, do not lead to significant adoption of our product.

The key competitive factors affecting the success of our product candidates are likely to be their efficacy, safety, convenience, price and availability of coverage and reimbursement from government and other third-party payors.

Competition for ivonescimab (SMT112)

Ivonescimab is a novel, potential first-in-class bispecific antibody combining the effects of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects associated with blocking of VEGF into a single molecule. Ivonescimab is the most advanced PD-1/VEGF bispecific antibody in clinical development and received Breakthrough Therapy Designation status in China for three indications:
a)ivonescimab combined with chemotherapy for the treatment of EGFR-mutated locally advanced or metastatic NSCLC patients who have progressed after taking an EGFR-TKI treatment
b)ivonescimab as the first-line treatment for locally advanced or metastatic NSCLC patients with positive PD-L1 expression
c)ivonescimab combined with docetaxel for the treatment of locally advanced or metastatic NSCLC patients who have progressed after taking a prior PD-(L)1 inhibitor combined with platinum-based doublet chemotherapy.

Ivonescimab is currently being investigated in Phase III clinical trials in China. Summit is initiating development activities for SMT112 and will do so first in NSCLC indications. Summit plans to start treating patients in clinical studies by the second quarter of 2023.

There are no known approved PD-(L)1/VEGF bispecific antibodies that are further advanced in clinical trial development or approved in the territories in which we have licensed ivonescimab. There are also no known PD-1-based bispecific antibodies approved by the US Food and Drug Administration (“FDA”) or the European Medicines Agency (“EMA”).

Several pharmaceutical and biotechnology companies have established themselves in the market for the treatment of NSCLC, and several additional companies are developing products for the treatment of NSCLC. Currently, the most commonly used treatments for NSCLC are several immuno-oncology drugs and chemotherapies, administered either as monotherapy or in combination with other approved therapeutics. NSCLC treatment regimens vary due to several factors, including genetic mutations and progression of disease. Several medications have been approved by the FDA for these treatments, including, but not limited to pembrolizumab, atezolizumab, nivolumab and durvalumab. In addition, several potential therapeutics are in various stages of development and clinical trials for the treatment of NSCLC, including Daiichi Sankyo with patritumab deruxtecan, Merck with pembrolizumab and Janssen Research & Development, LLC with their drugs lazertinib and amivantamab.

Manufacturing

We do not own or operate, and currently have no plans to establish, manufacturing facilities for the production of clinical or commercial quantities of ivonescimab, ridinilazole or SMT-738. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop.

Ivonescimab

In connection with the License Agreement, we have also agreed to enter into a supply agreement with Akeso, pursuant to which we agree to purchase a certain portion of drug substance for clinical and commercial supply (the “Supply Agreement”). Akeso shall initially be solely responsible for the manufacture of our requirements of clinical and commercial drug substance for use in the Licensed Territory until such time that we are able to establish second source suppliers or are able to manufacture the drug substance independently. We are using a different third-party supplier for clinical packaging, labeling and distribution of the finalized drug product.

Ridinilazole

We engaged a third-party manufacturer to provide clinical material of the active pharmaceutical ingredient ("API") of ridinilazole with a different supplier responsible for drug product manufacturing services that supplied the final drug product for use in the Phase III clinical program. We used a different third-party supplier for clinical packaging, labeling and distribution of the finalized ridinilazole drug product. We obtain the supplies of our API and drug products from these manufacturers pursuant to agreements that include specific supply timelines and volume expectations.

Intellectual Property

We have obtained and maintain proprietary protection for our antibiotic product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. We strive to protect the proprietary technology by, among other methods, seeking and maintaining patents, where available, that are intended to cover our product candidates, compositions and formulations, their methods of use and processes for their manufacture and any other inventions that are commercially important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary and competitive position.

As of December 31, 2022, we owned or exclusively licensed a total of 6 U.S. patents, 3 U.S. patent applications, 3 European patents and 2 European patent applications, including original filings, continuations, divisional and validation applications, as well as numerous other foreign counterparts to these U.S. and European patents and patent applications. Our patent portfolio currently contains a total of 86 patents and patent applications.

Discuva Platform Technology. Our Discuva Platform technology is currently protected by 14 granted U.S. and foreign patents. We expect patent protection for this portfolio to expire in 2032.

Ridinilazole Program. Our ridinilazole program is currently protected by 23 granted U.S. and foreign patents, with 22 pending patent applications. Our patent portfolio for ridinilazole includes patents and patent applications directed to composition of matter, polymorphic forms, methods of manufacture and use and formulation subject matter. We expect that our existing patents and patent applications (assuming the applications proceed to grant) will provide patent coverage for our ridinilazole program until 2043.

SMT-738 Program. Our SMT738 program currently has 4 granted patents and 23 patent applications pending worldwide, directed to the composition of matter. We anticipate that our existing portfolio (assuming the applications proceed to grant) will provide patent coverage for our SMT738 program until 2042.

In addition to the intellectual property patents and applications owned by the Company, following the completion of the License and Collaboration Agreement with Akeso, Summit has in-licensed the rights to various Akeso patent applications in the Licensed Territory and has rights to control prosecution of such in-licensed intellection property in the Licensed Territory in collaboration with Akeso.

Patent Term Extension. Patent term extensions are available in the U.S. and in some foreign countries to compensate a patentee for patent term lost between patent grant and obtaining marketing approval by a regulatory agency, such as the FDA, for a product that is protected by the patent. In accordance with the patent term extension provision of the Drug Price Competition and Patent Term Restoration Act, better known as the “Hatch-Waxman Act”, an extension of time may be granted for one of Summit’s patents protecting ridinilazole, for example, which patent was granted several years before we may obtain marketing approval for the drug product. This extension may provide up to an additional five years of patent term. Similarly, patent extensions called supplementary protection certificates (“SPCs”) may be obtained in some foreign countries for patents granted in advance of obtaining market authorization. SPCs may also provide up to an additional five years of patent term. Summit will submit applications for patent term extensions in all countries where such extensions are available to extend patent protection for ridinilazole, as well as for future patents granted that are directed to Summit’s other drug programs in development. The expiration dates referred to above are without regard to any potential patent term extension or other extension that may be available in the U.S. or any other market.

Pediatric Exclusivity. Pediatric exclusivity is another type of marketing exclusivity in the U.S. that, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, as well as any patent term that is listed in the FDA “Orange Book” for the corresponding drug product. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data does not need to show the product to be effective in the pediatric population studied; rather if the pediatric clinical trial is deemed to fairly respond to the FDA’s request, and reports of the requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, the additional six months exclusivity is granted. A six-month pediatric extension of a SPC may also be obtained in some foreign countries, subject to carrying out an agreed pediatric investigation plan and compliance with other regulatory requirements of that country.

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

Trademarks. Summit, in working with Akeso, is in the process of selecting a name for ivonescimab, which we will pursue protection for as a trademark in Licensed Territories. In connection with the development of our product pipeline, we will seek protection for marks we currently use and future marks when appropriate.

We may not be able to obtain, maintain or protect the intellectual property rights necessary to conduct our business, and we may be subject to claims that we infringe or otherwise violate the intellectual property rights of third parties. For more information, please see the section on “Risk Factors – Risks Related to Intellectual Property”.

Government Regulation

As a biopharmaceutical company focused on the discovery, development, and commercialization of novel therapeutics for serious diseases, we are subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDCA") and its implementing regulations, as well as other regulatory bodies in the United States, Europe and other countries. Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, record keeping, labeling, pricing, reimbursement, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs under the FDCA, and implementing regulations. The failure to comply with the FDCA and applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice ("DOJ"), or other federal and state governmental entities.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice ("GLP regulations");
•submission to the FDA of an Investigational New Drug ("IND"), which must take effect before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, approving each clinical study before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices ("GCP"), to establish the safety and efficacy of the proposed drug product for each indication;
•preparation and submission to the FDA of a new drug application ("NDA") or Biologic Licensing Application ("BLA");

•review of the product candidate by an FDA advisory committee, where appropriate or if applicable;
•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices ("cGMP"), requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•payment of user fees and securing FDA approval of the NDA/BLA; and
•compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies ("REMS"), where applicable, and any post-approval studies required by the FDA.

Preclinical Studies

Before an applicant begins testing a compound with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the API, and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the synthesis and physical characteristics of the investigational product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the candidate product and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested. Stability studies must be conducted to demonstrate that the candidate product does not undergo unacceptable deterioration over its shelf-life.

The IND and Institutional Review Board ("IRB") Processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA/BLA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each new IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls, or CMC. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol or new patient enrollment is not allowed to proceed, while other protocols or already enrolled patients may continue.

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

In addition to the foregoing IND requirements, an IRB/Ethics Committee ("EC") representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB/EC must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB/EC must operate in compliance with FDA/HA ("Health Authority") regulations. An IRB/EC can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s/EC's requirements or if the product candidate has been associated with unexpected serious harm to patients.

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

Information about clinical trials must be submitted within specific timeframes to the National Institutes of Health ("NIH"), for public dissemination on its ClinicalTrials.gov website. Similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries, as well.

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

On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase II or Phase III study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy. Running clinical trials that can support regulatory approvals is the best way to ultimately ensure wide access for patients to our product candidates. At this point in the development, we cannot support any use of our product candidates outside of clinical trials.

In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

Human Clinical Trials in Support of an NDA/BLA

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

Phase I. The investigational drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition, and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

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

Progress reports of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase I, Phase II and Phase III clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA/HA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB/EC can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s/EC’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA/HA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Under the Pediatric Research Equity Act ("PREA") of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act ("FDASIA"), in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

The FDA Reauthorization Act of 2017 established new requirements to govern certain molecularly targeted cancer indications. Any company that submits an NDA/BLA three years after the date of enactment of that statute must submit pediatric assessments with the NDA/BLA if the drug is intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer. The investigation must be designed to yield clinically meaningful pediatric study data regarding the dosing, safety and preliminary efficacy to inform pediatric labeling for the product.

Submission of an NDA/BLA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA/BLA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs/BLAs is subject to an application user fee, which for federal fiscal year 2022 is $3,117,218 for an application requiring clinical data. The sponsor of the approved NDA/BLA is also subject to an annual program fee, which for the fiscal year 2022 is $369,413. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

Following submission of an application, the FDA conducts a filing review of an NDA/BLA within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA/BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review.

The FDA has agreed to certain performance goals in the review process of NDAs/BLAs. Under that agreement, 90% of applications seeking approval of new molecular entities ("NMEs"), are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the acceptance date. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA/BLA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections cover all or selected facilities associated with an NDA/BLA submission, including drug component manufacturing (such as API), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA/BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use ("ETASU"). ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

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

Specifically, the FDA may designate a product for fast-track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast-track products, sponsors may have greater interactions with the FDA, and the FDA may initiate review of sections of a fast-track product’s application before the NDA/BLA is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast-track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast-track application does not begin until the last section of the NDA/BLA is submitted. In addition, the fast-track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging.

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

Finally, with passage of the 21st Century Cures Act, or Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of antibacterial products via the limited-population antibacterial drug ("LPAD") pathway. The LPAD pathway provides a unique mechanism for the Food and Drug Administration to review and approve new antibacterial drugs that address unmet medical needs for specific, limited populations of patients - those with serious and life-threatening bacterial infections that are resistant to current treatments. This targeted approach would make antibiotic development more feasible by allowing for smaller clinical development programs that are focused on the limited, high-risk populations that would use these new antibiotics, instead of on more general populations that can be treated with existing medicines. LPAD would also make antibiotic development more feasible by enabling FDA to assess these drugs based on the unique balance of benefits they offer versus risks they present to the limited number of patients they are intended to treat - specifically, patients who have few or no other treatment options. Product candidates that qualify for LPAD review may simultaneously qualify for one or more of FDA’s expedited review programs.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality ("IMM"), and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

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

Limited Population Antibacterial Drug Pathway

With passage of the Cures Act, Congress authorized the FDA to approve an antibacterial or antifungal drug, alone or in combination with one or more other drugs, as a “limited population drug”. To qualify for this approval pathway, the drug must be intended to treat a serious or life-threatening infection in a limited population of patients with unmet needs; the standards for approval of drugs and biologics under the FDCA and the Public Health Service Act ("PHSA"), must be satisfied; and the FDA must receive a written request from the sponsor to approve the drug as a limited population drug pursuant to this provision. The FDA’s determination of safety and effectiveness for such a product must reflect the benefit-risk profile of such drug in the intended limited population, taking into account the severity, rarity, or prevalence of the infection the drug is intended to treat and the availability or lack of alternative treatment in such a limited population.

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

The FDA’s Decision on an NDA/BLA

On the basis of the FDA’s evaluation of the NDA/BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA/BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act ("PDMA"), and its implementing regulations, as well as the Drug Supply Chain Security Act ("DSCSA"), which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

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

Patent Term Restoration and Extension

The term of a U.S. patent that covers a drug, biological product or medical device approved pursuant to a premarket approval may also be eligible for patent term extension when FDA approval is granted, provided that certain statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug may be extended. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug, provided that statutory and regulatory requirements are met. The U.S. Patent and Trademark Office ("USPTO") reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

Regulation and Marketing Authorization in the European Union ("E.U.")

Clinical Trial Approval

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on Good Clinical Practice ("GCP"), and the related national implementing provisions of the individual E.U. Member States govern the system for the approval of clinical trials in the European Union. Under this system, an applicant must obtain prior approval from the competent national authority of the
E.U. Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual E.U. Member States and further detailed in applicable guidance documents.

In April 2014, the new Clinical Trials Regulation, (E.U.) No 536/2014 (Clinical Trials Regulation) was adopted. The Regulation was published on June 16, 2014, but has not yet become effective. The Clinical Trials Regulation will be directly applicable in all the E.U. Member States, repealing the current Clinical Trials Directive 2001/20/EC and replacing any national legislation that was put in place to implement the Directive. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

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

As in the United States, similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and in other countries.

Marketing Authorization

To obtain a marketing authorization for a product under E.U. regulatory systems, an applicant must submit a marketing authorization application ("MAA") either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the E.U. Member States (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the E.U. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan ("PIP"), covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (i.e., the European Union as well as Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may at the request of the applicant also be used in certain other cases. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.

Under the centralized procedure, the Committee for Medicinal Products for Human Use ("CHMP") is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of E.U. law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product, the European Commission must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the E.U. Member States and chaired by a non- voting European Commission representative. The European Parliament also has a related “droit de regard”. The European Parliament's role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.

The European Commission may grant a so-called “marketing authorization under exceptional circumstances”. Such authorization is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

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

Pediatric Studies

Prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA ("PDCO") may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate, such as for diseases that only affect the elderly population.

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

Regulatory Requirements after a Marketing Authorization has been Obtained

In case an authorization for a medicinal product in the European Union is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•Compliance with the European Union’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations;
•The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable E.U. laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with E.U. cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union;
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

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the E.U. General Data Protection Regulation ("GDPR"), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

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

Patent Term Extension

In order to compensate the patentee for delays in obtaining a marketing authorization for a patented product, a supplementary certificate ("SPC") may be granted extending the exclusivity period for that specific product by up to five years. Applications for SPCs must be made to the relevant patent office in each E.U. member state and the granted certificates are valid only in the member state of grant. An application has to be made by the patent owner within six months of the first marketing authorization being granted in the European Union (assuming the patent in question has not expired, lapsed or been revoked) or within six months of the grant of the patent (if the marketing authorization is granted first). In the context of SPCs, the term “product” means the active ingredient or combination of active ingredients for a medicinal product and the term “patent” means a patent protecting such a product or a new manufacturing process or application for it. The duration of an SPC is calculated as the difference between the patent’s filing date and the date of the first marketing authorization, minus five years, subject to a maximum term of five years.

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

Human Capital

In order to be a competitive, innovative and successful Company, we believe it is critical to attract, engage, motivate and retain a dedicated, talented and innovative team of employees. As part of these efforts, we strive to foster a diverse, equitable and inclusive community, invest in continuous learning and development, offer a competitive compensation and benefits program and provide a safe and healthy workplace. Our success starts and ends with having the best talent and, as a result, we are focused on attracting, developing, and engaging our employees. In 2022, we continued to strengthen the team by attracting a number of world class leaders with successful track records into the Company, all of our executive positions are now filled with proven leaders.

As of December 31, 2022, we had 76 full-time employees and 77 total employees. Of our total workforce, approximately 62% work in research and development, and 38% work in finance, legal, information technology, general management and other administrative functions. Approximately 62% and 38% of our workforce is located in the U.S. and the U.K., respectively.

In 2022, we once again made challenging demands of our employees and they have responded with dedication and enthusiasm. In August 2022, Summit launched an engagement survey, in which 80% of employees responded. The results of this survey showed our employees to be well engaged, with a strong team spirit and strongly aligned to the Company’s mission.

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

Diversity, Equity and Inclusion

We are committed to embedding a culture of diversity, equity and inclusion across our Company. We believe that diversity of gender, age, ethnicity, sexual orientation, culture, education, background and experience fuels innovation and enables our employees to succeed. This includes ensuring opportunity for all and embraces the positive effect that our diverse workforce brings. We do not tolerate any form of discrimination and our employment policies and practices focus on ensuring that all our employment processes are free from discrimination or harassment on any grounds. Approximately 63% of our employees are female and 62% of our executive team is female.

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

Workplace Health and Safety

We are committed to the health and safety of all of our employees. We accomplish this through strict compliance with applicable workplace safety laws and regulations, continuous risk assessment and expeditious action. We have again had no reportable health and safety issues in 2022.

Our Corporate Information

Summit Therapeutics Inc. was incorporated in Delaware on July 17, 2020. Our principal executive office is located at 2882 Sand Hill Road, Suite 106, Menlo Park, California and our phone number is (650) 460-8308. Our website is https://www.smmttx.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any reference to our website address is intended to be an inactive textual reference only.

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

Available Information

We maintain a website with the address https://www.smmttx.com/. We are not including the information contained on our website as part of, or incorporating it by reference into, this Form 10-K. Through our website, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports in a timely manner after we provide them to the Securities and Exchange Commission (“SEC”).

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

Risks Related to our Financial Position and Need for Additional Capital

The License Agreement and the transactions contemplated thereby represent a significant change in the Company’s strategic focus, may not achieve intended results and could increase the number of our outstanding shares or amount of outstanding debt.

As the Company previously announced, on September 28, 2022, we determined that we would seek partners or a divestiture of ridinilazole, our lead product candidate for treating patients suffering from CDI, as the path forward for the clinical development of the asset. As a result of this determination, we discontinued our only active study for ridinilazole, a pediatric clinical trial evaluating ridinilazole for treating adolescent patients with CDI. We are currently involved in activities related to closeout of ridinilazole clinical trials.

On December 5, 2022 we entered into the License Agreement with Akeso pursuant to which Akeso granted the Company an in-license to its breakthrough bispecific antibody, ivonescimab, in the Licensed Territory. The entry into the License Agreement and potential partnership or divestiture of ridinilazole represents a significant change in the Company’s strategy. All prior development and marketing activities relating to ridinilazole are being terminated and our future operations will be heavily dependent on the License Agreement and other future activities as the Company determines.

The success of this transaction will depend, in part, on the clinical success of ivonescimab as well as the success of our collaboration with Akeso. This transaction may not result in the realization of the full benefit of any anticipated growth opportunities or these benefits may not be realized within the expected time frames. Our Company has no prior history of a successful product candidate and, as discussed above, we determined that we would seek partners or a divestiture for our prior lead product candidate, ridinilazole, and will continue to pursue partnerships for further development of SMT-738. We will also require significant additional financing to fund the clinical development plan and certain payments contemplated by the License Agreement that could result in an increase in the number of our outstanding shares or the aggregate amount of our debt. If we are unable to raise capital to fund these additional payments, it may cause a material adverse effect on our business.

Given the License Agreement that we entered into in December 2022 and shift in focus to oncology, the Company decided it will cease further investment in the Discuva platform and evaluate further options for the use of the Discuva Platform.

We depend heavily on the success of ivonescimab. If we are unable to successfully commercialize ivonescimab, or experience significant delays in doing so, we may extend the period in which we will incur significant financial losses as an organization.

We plan to invest a significant portion of our efforts and financial resources in the development of ivonescimab, which is still in clinical development. Our ability to generate product revenues, which may not occur for several years, if ever, will depend heavily on the successful development and commercialization of ivonescimab. The success of this product candidate will depend on a number of factors, including the following:

•Ability to use data of patients from Akeso’s clinical trials in China in seeking regulatory approval;
•successful completion of clinical development;
•receipt of marketing approvals from applicable regulatory authorities;
•establishing supply chain and commercial manufacturing arrangements with third-party manufacturers;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
•protecting our rights in our intellectual property portfolio;
•establishing sales, marketing and distribution capabilities;
•launching commercial sales of ivonescimab if and when approved, whether alone or in collaboration with others;
•acceptance of ivonescimab, if and when approved, by patients, the medical community and third-party payors;
•obtaining adequate pricing and a reimbursement profile;
•ensuring no disruption in supply or lack of sufficient quantities of ivonescimab;
•effectively competing with other therapies; and

•maintaining a continued acceptable safety profile of ivonescimab, following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize ivonescimab, which would materially harm our business.

We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never generate profits from operations or maintain profitability.

We are a development-stage company and we cannot assure profitability. We expect to continue to generate operating losses for the foreseeable future. Until we can generate substantial revenue and achieve profitability, we will need to raise additional capital to fund ongoing operations and capital needs. Since inception, we have incurred significant operating losses. During the year ended December 31, 2022, we incurred a net loss of $78.8 million, and cash flows used in operating activities was $41.6 million. As of December 31, 2022 we had an accumulated deficit of $378.3 million, cash and cash equivalents of $348.6 million, restricted cash of $300,000, research and development tax credits of $5.8 million and accounts receivable of $0.3 million. These losses could continue for the next several years as we invest in clinical development of ivonescimab. We expect to continue to generate operating losses for the foreseeable future. Until we can generate substantial revenue and achieve profitability, we will need to raise additional capital to fund ongoing operations and capital needs.

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

Because of the numerous risks and uncertainties associated with pharmaceutical products and biological development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations.

We have not yet demonstrated our ability to successfully complete development of any product candidates which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

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

We will need substantial additional capital to fund our operations and to make payments under the License Agreement and the Note Purchase Agreement and if we fail to obtain necessary financing, we could be forced to delay, reduce or eliminate the development and commercialization of our product candidates.

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

We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly in connection with the License Agreement. In addition, if we obtain marketing approval these potential future product candidates where we retain commercial rights or any other product candidates we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our primary future capital requirements will be related to our obligations under the License Agreement.

We expect to continue to generate operating losses for the foreseeable future. The License Agreement calls for initial consideration payments of $500 million (which have been paid), as well as total contingent payments by the Company of up to $5.0 billion, as Akeso will be eligible to receive regulatory milestones of up to $1.05 billion and commercial milestones of up to $3.45 billion, many of which will be due before the Company anticipates generating any revenue from the License Agreement. We entered into the Note Purchase Agreement to fund the initial consideration payments and we will need additional capital to fund our operations and payments under the License Agreement and the Note Purchase Agreement. We may anticipate the need for further capital raises to repay the remaining $100 million principal balance under the Note Purchase Agreement. We also anticipate further capital raises to repay the remaining borrowings under the Note Purchase Agreement. We do not have any committed external sources of funds with respect to SMT112.

Raising additional capital may cause dilution to our investors, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations and patient advocacy groups, debt financings, and marketing, distribution or licensing arrangements. We do not have any committed external source of funds. We will need to seek additional funding in the future to fund operations. Additional capital, when needed, may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions. If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

If we are unable to raise additional funds through equity or debt financings, or other arrangements when needed based on our liquidity needs, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We have substantial indebtedness and may require additional indebtedness in the future, which may require us to use a substantial portion of our cash flow to service debt and limit our financial and operating flexibility.

We have substantial indebtedness and may require additional indebtedness in the future. As of March 7, 2023, we had a total of $100 million of indebtedness outstanding under the Note Purchase Agreement. Further, the License Agreement calls for certain additional future payment obligations and we may require additional indebtedness to fund those obligations. Our existing and future indebtedness will require interest payments and need to be repaid or refinanced and could require us to divert funds identified for other purposes to service our debt, could result in cash demands and impair our liquidity position and could result in financial risk for us. Diverting funds identified for other purposes for debt service may adversely affect our growth prospects. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

The Company’s failure to comply with the terms and obligations of the Note Purchase Agreement, including as a result of events beyond our control, may result in an event of default.

The Note Purchase Agreement requires us to comply with certain repayment obligations, representations and covenants. A breach of any of these obligations, representations or covenants or the occurrence of certain other specified events could result in an event of default under the Note Purchase Agreement. Upon the occurrence of any event of default under the Note Purchase Agreement, the outstanding balance on the corresponding Note will, at the option of such lender, become immediately and automatically due and payable in cash and a default interest rate of an additional 2% per annum will apply on all outstanding obligations during the occurrence and continuance of an event of default.

We may not be able to maintain compliance with these repayment obligations and covenants in the future and, if we fail to do so, that we may not able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with the repayment obligations and covenants described above could result in an event of default, which, if not cured or waived, and if lender accelerates, would result in us being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or if we are unable to refinance these borrowings, our business, financial condition, and results of operations could be materially adversely affected.

Risks Related to our Financial and Intellectual Property Dependencies on Third Parties

We depend on our relationship with, and the comprehensiveness of the intellectual property licensed from, Akeso, and termination of the License Agreement, any of the licenses under the License Agreement, or issues as to intellectual property could have a material adverse effect on our business.

We depend on the know-how and other intellectual property licensed from Akeso through the License Agreement for the development and, if approved, commercialization of product candidates with the use of Akeso’s bispecific antibody, ivonescimab. If the License Agreement is terminated, or found to be unenforceable, it could result in the loss of significant rights and could harm our ability to commercialize ivonescimab.

The License Agreement imposes certain obligations on us, including obligations to use diligent efforts to meet development thresholds, funding requirements, payment obligations, patent prosecution and commercialization. If we are unable to meet our obligations, some or all of our rights under the agreement may be restricted or terminated.

Our primary product candidate, ivonescimab, is subject to a license from Akeso, which is revocable in certain circumstances, including in the event we do not achieve certain payment deadlines. Without the license, we will not be able to continue to develop ivonescimab.

The License Agreement may be terminated by Akeso in the event of a material breach by us or if we default in the performance of any of our material obligations under the License Agreement, and such default continues for 90 days, or with respect to any breach of any undisputed payment obligations, for 60 days, or with respect to any breach of a supply requirement, for 30 days after written notice thereof. Akeso may also terminate the agreement upon written notice upon the Company’s bankruptcy.

We may not continue to be able to make the various payment obligations under the License Agreement, including certain significant payments due upon satisfaction of pre-commercialization milestones. If the License Agreement were to be terminated by Akeso for any reason, we would lose our most significant asset and primary product candidate, and would likely not be able to develop ivonescimab, which would have a material adverse effect on our operations.

Additionally, the ability of Summit to realize the full potential of the License Agreement may be severely limited by factors involving intellectual property rights including:

•whether and to what extent our technology and processes infringe on intellectual property rights of Akeso or other third parties that are not subject to the License Agreement;
•whether Akeso had the right to grant the licenses under the License Agreement;
•whether third parties are entitled to compensation or equitable relief, such as an injunction, for our use of intellectual property without their authorization;
•our right to sublicense patent and other rights to third parties under collaborative development relationships;
•our compliance with our obligations with respect to the use of the licensed technology in relation to our development and commercialization of product candidates;

•ownership of specific intellectual property;
•our involvement in and ability to align on the prosecution and enforcement of the licensed patents and patent applications and Akeso’s overall patent prosecution, intellectual property protection and enforcement strategies; and
•the impact on payments and costs associated with commercialization if there is blocking intellectual property in or costs associated with prosecution, maintenance and enforcement under the License Agreement.

These issues, if they arise, could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, increase what we believe to be our financial or other obligations under the relevant agreement, or increase our costs to develop, manufacture and commercialize products under the License Agreement.

We will be reliant on Akeso for knowledge transfer relating to manufacturing of our product candidate. The loss of any of the knowledge transferred relating to ivonescimab from Akeso may cause us to incur additional transition costs or result in delays in the manufacturing and delivery of our product candidate.

We have entered into the License Agreement and will enter into a Supply Agreement with Akeso for information and drug substance that we will rely on to be used in our product candidate, and the termination or Akeso’s breach of these agreements could have a material adverse effect on our business.

Further, failure of Akeso to adequately transfer knowledge to the Company to continue to produce ivonescimab could have a material adverse effect on our business. Manufacturing of biological compounds is inherently complex and establishing new manufacturing relationships with a third party manufacturer may take longer, resulting in higher costs and potential inventory issues. Manufacturing processes may use materials which Summit may not be able to secure, requiring Summit to have to develop alternative processes and delay manufacturing. The product may not comply with the FDA quality requirements and/or have sufficient stability for commercialization, which may require additional manufacturing development and delays. As Summit is relying initially on supply from Akeso, any delays in obtaining import or export licenses may delay start of clinical trials.

We depend on collaborations with third parties for the development and commercialization of some of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We may enter into third-party collaborations for the development and commercialization of ivonescimab. Additionally, we may seek third-party collaborators for development and commercialization of any other product candidates.

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
•collaborators may de-emphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
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

We have agreements with third-party manufacturers for the long-term clinical or commercial supply of our product candidates. We have supply agreements with Akeso for supply of ivonescimab for use in clinical trials as well as for commercial supply. We are in the process of setting up agreements with third party manufacturers for the long-term clinical and commercial supply of ivonescimab. The third-party manufacturers may not successfully carry out their contractual duties or obligations, the occurrence of which could substantially increase our costs and limit our supply of such product candidates. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms.

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

Several pharmaceutical and biotechnology companies have established themselves in the market for the treatment of non-small cell lung cancer ("NSCLC"), and several additional companies are developing products for the treatment of NSCLC. Currently, the most commonly used treatments for NSCLC are several immuno-oncology drugs and chemotherapies, administered either as monotherapy or in combination with other approved therapeutics. NSCLC treatment regimens vary due to several factors, including genetic mutations and progression of disease. Several medications have been approved by FDA for these treatments, including, but not limited to pembrolizumab, atezolizumab, nivolumab and durvalumab. In addition several potential therapeutics are in various stages of development and clinical trials for treatment of NSCLC.

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

In addition to the License Agreement and the transactions contemplated thereby, we may pursue business development opportunities to expand or enhance our pipeline of drug candidates, including without limitation, through potential acquisitions of and/or collaborations with other entities. Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, an acquisition, merger or a collaboration with other entities.

Evaluating potential transactions and integrating completed ones may divert the attention of our management from ordinary operating matters. The success of these potential transactions will depend, in part, on our ability to realize the anticipated growth opportunities through the successful integration of the businesses we acquire with our existing business, as well as the success of the underlying business or intellectual property that we acquire or otherwise obtain rights to. Even if we are successful in integrating the acquired businesses, these integrations may not result in the realization of the full benefit of any anticipated growth opportunities or these benefits may not be realized within the expected time frames. In addition, acquired businesses may have unanticipated liabilities or contingencies.

If we complete an acquisition, investment or other strategic transaction, we may require additional financing that could result in an increase in the number of our outstanding shares or the aggregate amount of our debt.

Risks Related to the Development and Commercialization of our Product Candidates

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration, or the FDA, or the European Medicines Agency, or the EMA, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of ivonescimab or any other product candidate.

In connection with obtaining marketing approval from regulatory authorities for the sale of ivonescimab, or any other product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, due to the small number of patients in our early clinical trials, results from such trials may not be predictive of the outcome of later clinical trials. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. To date, we have not conducted a clinical trial for ivonescimab and cannot predict the results of such trials.

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
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate for various reasons, including due to contagious diseases or illnesses, such as the novel coronavirus;
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
•the supply or quality of our product candidates, comparator drugs or other materials necessary to conduct clinical trials of our product candidates in adolescent patients may be insufficient or inadequate, which may occur if, for example, enrollment for our clinical trial programs are delayed and the clinical supply of ivonescimab or related comparator drug manufactured for such trials was not utilized prior to its expiration and needed to be replaced, or if there were disruptions in our supply chain due to weather conditions, natural disasters or contagious diseases or illnesses, such as the novel coronavirus; and
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, institutional review boards or independent ethics committees to suspend or terminate the clinical trials.

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

We may not be able to initiate or continue clinical trials for our product candidates, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials. For our clinical trials of ivonescimab, we need to identify potential patients, potentially test them for specific diagnoses and enroll them. In addition, our competitors in NSCLC have ongoing clinical trials for product candidates that could be competitive with our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates or choose not to enroll in any clinical trials for various reasons, including due to fears of contagious diseases or illnesses, such as the novel coronavirus.

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

Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients in our planned clinical trials of ivonescimab or any other planned clinical trials would result in significant delays, may generate a limited data set from which no meaningful conclusions could be made, or may require us to abandon one or more clinical trials altogether.

If serious adverse or inappropriate side effects are identified during the development of ivonescimab or any other product candidate, we may need to abandon or limit our development of that product candidate.

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

Even if ivonescimab or any other product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If ivonescimab or any of our other product candidates receive marketing approval, such products may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, it could make it more difficult to enter into third-party partnership arrangements, and we may not generate significant product revenues or revenue from collaboration agreements or any income from operations. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•the efficacy and potential advantages compared to alternative treatments or competitive products;
•the prevalence and severity of any side effects;
•the ability to offer our product candidates for sale at competitive prices;
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

Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of ivonescimab or any of our other product candidates that receive marketing approval.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be successful in commercializing a product candidate if and when such product candidates are approved.

We do not have a sales or marketing infrastructure and have no experience as a company in the sale or marketing of pharmaceutical products, although certain employees do have experience in the sale and marketing of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. If ivonescimab receives marketing approval, we may seek commercialization partners in some parts of the Licensed Territory. There are risks involved with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Biologics, such as ivonescimab, carry unique risks and uncertainties, which could have a negative impact on our business.

The successful development, manufacturing and sale of biologics is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics. For example, access to and supply of necessary biological materials, such as cell lines, may be limited and governmental regulations restrict access to and regulate the transport and use of such materials. In addition, the development, manufacturing and sale of biologics is subject to regulations that are often more complex and extensive than the regulations applicable to other pharmaceutical products. Manufacturing biologic, especially in large quantities, is often complex and may require the use of innovative technologies. Such manufacturing also requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture. Failure to successfully, develop, manufacture and sell ivonescimab could adversely affect our business

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Notwithstanding our large investment to date and anticipated future expenditures in proprietary technologies, we have not yet developed, and may never successfully develop, any marketed drugs. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

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

Legal, Tax, Regulatory and Compliance Risks

Even if we are able to commercialize ivonescimab or any other product candidate that we develop, the product may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

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

Our ability to commercialize ivonescimab or any other product candidate successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. and E.U. healthcare industries and elsewhere is cost containment.

Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products.

We cannot be sure that coverage and reimbursement will be available for ivonescimab or any other product that we commercialize and, if coverage and reimbursement are available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

Our business is subject to the risks associated with doing business in China.

As a result of our reliance on Akeso, located in China, our results of operations, financial condition, and prospects are subject to a significant degree to economic, political, and legal developments in China including government control over capital investments or changes in tax regulations that are applicable to us. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate and control of foreign exchange, and allocation of resources. Since we rely on an entity located in China, our business is subject to the risks associated with doing business in China, including:

•adverse political and economic conditions, particularly those potentially negatively affecting the trade relationship between the United States and China;
•trade protection measures, such as tariff increases, and import and export licensing and control requirements;
•potentially negative consequences from changes in tax laws;
•difficulties associated with the Chinese legal system, including increased costs and uncertainties associated with enforcing contractual obligations in China;
•historically lower protection of intellectual property rights;
•requirements relating to China’s data security rules and regulations;
•requirements relating to China personal information protection laws
•changes and volatility in currency exchange rates;
•unexpected or unfavorable changes in regulatory requirements; and
•difficulties in managing foreign relationships and operations generally.

U.S.-China trade relations may adversely impact our supply chain operations and business.

The U.S. and Chinese governments have taken certain actions that change trade policies, including tariffs that affect certain products which are manufactured in China and mutual exchange of certain types of data. Due to our collaboration with Akeso, we are reliant on collaborating with a company with significant operations in China. It is unknown whether and to what extent new tariffs, laws or regulations will be adopted that increase the cost or feasibility of importing and/or exporting products, components and information from China to the United States and vice versa. Further, the effect of any such new tariffs or actions on our industry and customers is unknown and difficult to predict. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our clinical development plans, business, financial condition, results of operations or cash flows.

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

The insurance policies covering our clinical trials are subject to a per claim deductible. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage when and if we begin commercializing ivonescimab or any other product candidate that receives marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

United States

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, or the TCJA, which significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income, the allowance of net operating losses arising in taxable years beginning after December 31, 2017 to be carried forward indefinitely, the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

Beginning with costs incurred in 2022, the TCJA also eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. This does not increase our effective tax rate or our cash tax payable in 2022. However, if the requirement to capitalize Section 174 expenditures is not modified, it may also impact our effective tax rate and our cash tax liability in future years.

United Kingdom

Recent announcements of changes in the UK R&D regime are likely to impact the level of cash benefit that the Company will be able to receive in respect of the R&D activity. As a result of a reduction in rates applied in the SME regime, the cash credit that the Company will be able to obtain is likely to reduce if the qualified spending remains consistent. This will be partly offset by an increase in the RDEC regime. In addition, there is a refocus of relief towards UK activity and therefore costs outside the UK are expected to be restricted going forward with further changes anticipated following a government consultation being launched with the intention of merging the SME and RDEC schemes.

Our ability to use our U.S. federal, U.S. state and foreign net operating losses and other tax attributes may be limited.

Our ability to use our U.S. federal, U.S. state and foreign net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses.

Unused U.S. federal tax losses for tax years beginning before January 1, 2018 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused U.S. federal tax losses generated for tax year beginning after December 31, 2017 will not expire and may be carried forward indefinitely, and generally may not be carried back to prior taxable years, except that, under the CARES Act, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused U.S. federal and state tax losses and unused U.S. federal and state research and development tax credits may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code ("IRC" or "the Code") of 1986, as amended, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2022 and 2021, we reported U.S. federal and state gross operating loss carryforwards of approximately $18.9 million and $10.9 million, respectively, and federal research and development tax credit carryforwards of $1.7 million and $0.9 million, respectively. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.

As of December 31, 2022, we reported foreign gross operating loss carryforwards of $199.1 million. Our ability to utilize those net operating loss carryforwards are dependent upon our generation of future taxable income.

Laws and regulations affecting government contracts, such as BARDA and CARB-X , make it more costly and difficult for us to successfully conduct our business. Failure to comply with these laws and regulations could result in significant civil and criminal penalties and adversely affect our business.

We must comply during the term of such government contracts and upon expiration/termination of such contracts, as to continuing obligations, with numerous laws and regulations. These laws, regulations and obligations include, for example, the Federal Acquisition Regulation, compliance regulations, business ethics and public integrity obligations, export and import laws and regulations, etc. Additionally, government agencies routinely audit and investigate government contractors for compliance with the applicable laws and standards. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties including fines, debarment and exclusion from government funding and administrative sanctions, such as long-term monitoring arrangements and exclusion from regulatory approvals. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us, which could jeopardize our other research programs, deter research institutions from engaging with us, and cause our stock price to decrease.

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

Our product candidates, including ivonescimab, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us or our collaborators from commercializing the product candidate.

We have only limited experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates and expect to rely on third-party contract research organizations to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that ivonescimab or any of our other product candidates are not effective or only moderately effective, or have undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use.

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

In order to market and sell ivonescimab and our other product candidates in foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements in those jurisdictions. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA or EMA approval. The regulatory approval process outside the United States and Europe generally includes all of the risks associated with obtaining FDA and EMA approval. In addition, some countries outside the United States and Europe require approval of the sales price of a drug before it can be marketed. In many countries, separate procedures must be followed to obtain reimbursement. We may not obtain marketing, pricing or reimbursement approvals outside the United States and Europe on a timely basis, if at all. Approval by the FDA or the EMA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States and Europe does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA or the EMA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. Marketing approvals in countries outside the United States and Europe do not ensure pricing approvals in those countries or in any other countries, and marketing approvals and pricing approvals do not ensure that reimbursement will be obtained.

Our ability to obtain and maintain conditional marketing authorizations in the European Union is limited to specific circumstances and subject to several conditions and obligations. A failure to renew any conditional approval that we obtain prior to full approval for the applicable indication would prevent us from continuing to market our products.

Conditional marketing authorizations based on incomplete clinical data may be granted for a limited number of listed medicinal products for human use, including products designated as orphan medicinal products under E.U. law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions. Even if we, or a third-party collaborator, obtain conditional approval for ivonescimab, or any other product candidate, we or they may not be able to renew such conditional approval.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates, including ivonescimab, for which we obtain marketing approval. Our future arrangements with customers, healthcare providers and professionals and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, and are not limited to, the following:

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
•The federal Physician Sunshine Act requirements under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, referred to together as the Affordable Care Act, require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians and teaching hospitals, and physician ownership and investment interests in such manufacturers. Payments made to physicians and research institutions for clinical trials are included within the ambit of this law. Failure to submit timely, accurate and required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties.
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

We expect that recently enacted healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

The costs of prescription pharmaceuticals has also been the subject of considerable discussion in the United States. To date, there have been several U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

More recently, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the "IRA"). Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, the U.S. Centers for Medicare and Medicaid Services ("CMS"), will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease.

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

The Committee on Foreign Investment in the United States (“CFIUS”) or other regulatory agencies may modify, delay or prevent the transactions contemplated by the License Agreement.

The Committee on Foreign Investment in the United States (“CFIUS”) has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data”.

We believe that no mandatory filing was required in connection with the License Agreement but we have not yet determined whether we will make a voluntary filing. CFIUS may decide to modify or delay our proposed business combination, impose conditions with respect to such business combination, request the President of the United States to order us to divest all or a portion of the assets we acquired without first obtaining CFIUS approval or prohibit the License Agreement entirely. If it is determined that a mandatory filing was required to be made, it is possible that a material penalty could be assessed against the Company.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States, in Europe and in certain additional foreign jurisdictions related to our novel technologies and product candidates that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, if we license technology or product candidates from third parties in the future, these license agreements may not permit us to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering the licensed technology or product candidates. These agreements could also give our licensors the right to enforce the licensed patents without our involvement, or to decide not to enforce the patents at all. Therefore, in these circumstances, these patents and applications may not be prosecuted or enforced in a manner consistent with the best interests of our business. For example, while under the collaboration and license agreement with Akeso for ivonescimab, we have the right, after a set period of time, to take control of the prosecution, maintenance and enforcement of certain patent applications licensed under the agreement in the License Territory, prosecution is subject to consultation and cooperation with Akeso, except with regard to patent extension. If the parties cannot align this could impact patentability of the licensed intellectual property. Additionally, as actions or statements during prosecution in other territories (i.e., the non-License Territory) can impact the validity of any patent obtained in the License Territory, Akeso prosecution of its patent applications in the non-License Territory, can have an impact on patent prosecution and validity of applications/patents that we are prosecuting, maintaining or enforcing in the License Territory. Additionally, Akeso owned patents and patent applications, non-exclusively licensed to Summit under the agreement, are under the control of Akeso, Akeso's prosecution and/or licensing strategies with regard to these patents and/or patent application may impact our business.

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

Moreover, we may be subject to a third party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, reissue, inter parties review, post grant review, interference proceedings or other patent office proceedings, court litigation or International Trade Commission proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation concerning our patent rights could reduce the scope of or prevent the enforceability of, or invalidate, our patent rights, allowing third parties to commercialize our technology or products, or equivalent or similar technology or products, and so to compete directly with us, without payment to us, or, where such proceedings involve third-party patents, result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened or narrowed by operation of any of the foregoing, such an event could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Third parties may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. Resolving an intellectual property infringement claim can be costly and time consuming and may require Summit to design around the claims of patents covering our products that may have been issued by third parties or to obtain a license, either of which would could cause us to incur additional expenses. Summit cannot guarantee that it would be able to obtain license agreements on commercially reasonable terms. A successful claim of patent or other intellectual property infringement could subject Summit to significant damages or an injunction preventing the manufacture, sale, or use of the affected product We may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property. Even if our patent applications issue as patents, they may not issue in a form that will provide us with adequate protection to prevent competitors from competing with us or otherwise to provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar, improved or alternative technologies or products in a non-infringing manner.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies, including our in-licensed drug candidate ivonescimab, without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, inter parties review, reexamination, reissue or post-grant review proceedings before the USPTO. The risks of being involved in such litigation and office proceedings may also increase as our product candidates approach commercialization, and as we gain greater visibility as a publicly traded company in the United States. Third parties may assert infringement claims against us based on existing or future intellectual property rights and so restrict our freedom to operate. Third parties may also seek injunctive relief against us, whereby they would attempt to prevent us from practicing our technologies altogether pending outcome of any litigation against us.

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

If our information technology systems or data, or those of third parties upon whom we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations and actions; litigation (including class claims); fines and penalties; a disruption of our business operations such as our clinical trials; reputational harm; loss of revenue and profits; and other adverse consequences.

In the ordinary course of our business, we (and third parties upon whom we rely) may collect, receive, store, use, transfer, make accessible, protect, secure, dispose of, transmit, disclose or otherwise process proprietary, confidential and sensitive information (including personal data (such as health-related data and participant study related data), intellectual property, and trade secrets (collectively, sensitive data). In addition, we rely on service providers to establish and maintain appropriate information technology and data security protections over the information technology systems they provide to us to operate our critical business systems (such as cloud-based infrastructure and systems, personnel email, as well as data storage and management systems). However, except for contractual protections, we have limited ability to control their safeguards and actions related to such matters and these service providers may not maintain adequate information security measures. We may share or receive sensitive data with or from third parties whose information security measures may not be adequate. In particular, the COVID-19 pandemic has caused us to modify our information technology practices including that our employees may work remotely which increases the risk of data breaches. Additionally, the prevalent use of mobile devices that access our sensitive data increases the risk of data breaches.

Our information technology systems, including in our remote work environment, and those of parties upon which we rely, are vulnerable to evolving threats. These threats are prevalent, continue to increase and come from a variety of sources such as “hackers;” external or internal bad actors; personnel (such as through theft, error and/or misuse); sophisticated nation states and nation-state-supported actors; and others. These threats include, but are not limited to, social-engineering attacks, malicious code or intrusions, malware, denial-of-service attacks, personnel misconduct or errors, ransomware attacks, supply-chain attacks, software bugs, computer viruses, server malfunctions, software and hardware failures, theft or loss of data and other information technology assets, adware, natural disasters, terrorism, war, as well as telecommunication and electrical failures. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant disruptions to operations, loss of data and income, reputational harm and diversion of funds. If we were to experience such an attack, extortion payments might alleviate some of the negative impacts of a ransomware attack but we might be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Any of these threats may result in unauthorized, unlawful or accidental loss, corruption, access, modification, destruction, alteration, acquisition or disclosure of sensitive data (such as clinical trial data). The costs to us to attempt to protect against such breaches is significant and could potentially require us to modify our business (including non-clinical and clinical trial activities). While we have implemented security measures designed to protect our information technology systems and to identify and remediate potential vulnerabilities, such measures may not be successful. We may not be able to detect vulnerabilities in our information technology systems because such threats and techniques used by threat actors change frequently, are sophisticated in nature and may not be detected until after a security incident has occurred. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

If we or others upon whom we rely experience or are perceived to have experienced a breach, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits and inspections), interruptions in our operations (including disruptions to our clinical trials), interruptions or restrictions on processing sensitive data (which could result in delays in obtaining, or our inability to obtain, regulatory approvals and significantly increase our costs to recover or reproduce the sensitive data), reputational harm, litigation (including class-action claims), indemnification obligations, monetary fund diversions, financial loss and other harms. In addition, such a breach may require notification of the breach to relevant stakeholders. Such disclosures are costly and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

Many of our contracts with relevant stakeholders include obligations relating to the safeguard of sensitive data and a breach could lead to claims against us by such stakeholders. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities, damages or claims relating to our data privacy and security obligations.

In addition, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory and private party scrutiny.

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions; litigation; fines and penalties; disruptions to our business operations; reputational harm; loss of revenue and profits; and other adverse business impacts.

In the ordinary course of business, we process personal data and other sensitive data (including proprietary and confidential business information, trade secrets, intellectual property, clinical trial data, and other sensitive third-party data). We are subject to or affected by numerous data privacy and security obligations such as various federal, state, local and foreign laws, regulations, and guidances; industry standards; external and internal privacy and security notices and policies; contracts; and other obligations governing the processing of personal data by us and on our behalf. These obligations may change, are subject to differing interpretations and may be inconsistent among jurisdictions. The global data protection landscape is rapidly evolving and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect us or our collaborators’, service providers’ and others’ ability to operate in certain jurisdictions or to collect, store, transfer, use, share, and otherwise process personal data, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these obligations is high and is likely to increase in the future. These obligations may necessitate changes to our information technologies, systems and practices and to those of any service providers that process personal data on our behalf. In addition, these obligations may require us to change our business plans.

Outside the U.S., an increasing number of laws, regulations and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (GDPR) (EU) 2016/679, or the EU GDPR, imposes strict requirements on the processing of personal data. Under the EU GDPR, government regulators may impose temporary or definitive bans on personal data processing as well as fines of up to 20 million Euros or 4% of the annual global revenues of the noncompliant company, whichever is greater. Additionally, the Personal Information Protection Law ("PIPL") of the People's Republic of China may apply to certain personal data processed by us, our collaborators or others on our behalf. Similar to the EU GDPR, PIPL imposes strict requirements on the processing of personal data and allows for statutory fines and penalties.

Certain jurisdictions, including the United Kingdom, EU, and China have enacted data localization laws and cross-border personal data transfer laws which make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the UK or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. The processing of sensitive personal data, such as physical health conditions, is a topic of active interest among regulators. As we expand into countries and jurisdictions outside the U.S., we may be subject to additional laws and regulations that may affect how we conduct business in relation to the personal data we process. For example, in relation to these cross-border personal data laws, if we cannot maintain a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, fines and injunctions against the transferring of personal data from the UK, Europe, China and elsewhere. We may have to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

Likewise, we expect that there will continue to be new proposed laws, regulations and industry standards relating to data privacy and security in the U.S. For example, the California Consumer Privacy Act, as amended, imposes obligations on business to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). While the CCPA contains limited exceptions for clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. In addition, the CCPA, as amended, establishes a new California Privacy Protection Agency to implement and enforce the CCPA which could increase the risk of an enforcement action. Other states (such as Colorado and Virginia) have also enacted data privacy laws. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel or third parties upon whom we rely fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a service provider to comply with applicable data privacy and security obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar activities); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, our clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to comply as well as to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations. Moreover, trial participants or research subjects as well as the providers who share their information with us, may contractually limit our ability to use and disclose the information.

Risks Related to Corporate Governance and Employee Relations

Our future success depends on our ability to retain our Chief Executive Officer, our co-Chief Executive Officer, President and member of the Board and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the principal members of our executive and scientific teams, including Mr. Robert W. Duggan, our Executive Chairman and Chief Executive Officer, and Dr. Mahkam Zanganeh, our co-Chief Executive Officer, President and member of the Board. We do not have employment agreements with Mr. Duggan or Dr. Zanganeh. They may terminate their employment with us at any time. We do not maintain “key person” insurance on any of our executive officers. The unplanned loss of the services of any of these persons could materially impact the achievement of our research, development and commercialization objectives.

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

As of December 31, 2022, Mr. Duggan beneficially owned, in the aggregate, shares of common stock representing approximately 81.8% of our outstanding capital stock. Mr. Duggan is able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Mr. Duggan is able to control or influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. As a member of the board of directors, Mr. Duggan will adhere to the corporate governance standards adopted by the company.

As a “controlled company” under the listing requirements of the Nasdaq Stock Market, we have an exemption from certain corporate governance requirements, which could adversely affect our stockholders by denying them certain rights and protections.

Mr. Duggan owns more than a majority of the voting power of our outstanding shares of common stock. Under the Nasdaq Stock Market listing requirements, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company”. We have in the past, and we expect in the future, to rely on the “controlled company” exemptions under the Nasdaq Stock Market listing requirements. For example, in the past, a majority of the members of our board of directors were not independent directors, and our compensation and nominating and corporate governance committees did not consist entirely of independent directors. Accordingly, during the period we remain a controlled company and during any transition period following a time when we are no longer a controlled company, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Stock Market.

Our employees may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA or Office of Inspector General regulations or similar regulations of comparable non-U.S. regulatory authorities, provide accurate information to the FDA or comparable non-U.S. regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation, or a request for the reimbursement of expenses that were not incurred. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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
•results of clinical trials of ivonescimab and any other product candidate that we develop;
•results of clinical trials of product candidates of our competitors;
•changes or developments in laws or regulations applicable to ivonescimab and any other product candidates that we develop;
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

Additionally, the stock market historically has experienced significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations, such as those caused by the COVID-19 pandemic, may cause declines in the trading price and market value of our common stock.

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

We have received the requisite approvals and if the Board decides to proceed with the reverse stock split, it may decrease the liquidity of the shares of our common stock and could lead to a decrease in our overall market capitalization.

On January 6, 2023, the Company held a Special Meeting of Stockholders in which the stockholders approved: (i) an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of our common stock by 650,000,000 (from 350,000,000 to 1,000,000,000), and (ii) an amendment to authorize the Board to amend our restated certificate of incorporation to effect a reverse stock split of all of the outstanding shares of our common stock, at a ratio in the range of 1-for-5 to 1-for-10. The Board reserves the right to adopt the proposal described in clause (ii) at any time prior to January 6, 2024. The liquidity of the shares of our common stock may be affected adversely by such reverse stock split given the reduced number of shares of our common stock that will be outstanding following such reverse stock split, especially if the market price of our common stock does not increase as a result of such reverse stock split. In addition, such reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares of common stock and greater difficulty effecting such sales.

We expect that the proposed reverse stock split, if effected, will increase the per share trading price of our common stock. However, the market price per share of our common stock after the reverse stock split may not rise (or remain constant) in proportion to the reduction in the number of shares of common stock outstanding before the reverse stock split. We cannot predict the effect of the reverse stock split on the per share trading price of our common stock, and the history of reverse stock splits for other companies is varied, particularly since some investors may view a reverse stock split negatively. Our total market capitalization after the reverse stock split, if approved and effective, may be lower than our total market capitalization before the reverse stock split.

If our common stock trades below $1.00, we may fail to meet the continued listing requirements of the Nasdaq Global Market and our common stock may be delisted.

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

The continual spread of COVID-19 and the emergence of new variants has caused a broad impact globally, adversely affecting the economies and financial markets of many countries and resulting in an economic downturn. These adverse economic effects, as well as the uncertainty regarding the duration, spread and intensity of the pandemic have led to labor shortages, supply restrictions and inflationary pressures. As a result of the COVID-19 pandemic, governmental authorities across the world implemented and may continue to implement safety precautions. These measures may disrupt normal business operations and may continue to have significant negative impacts on businesses and financial markets worldwide. We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic, including flexible working arrangements. Changes in flexible working arrangements could impact employee retention, employees' productivity and morale, strain our technology resources and introduce operational risks. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment, which may be less secure and more susceptible to hacking attacks. The COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third-parties we rely on. Furthermore, any delays and disruptions due to the COVID-19 pandemic experienced by our collaborators or other third-parties, including regulatory agencies, such as the FDA, could adversely impact the ability of such parties to fulfill their obligations.

The disruptions caused by COVID-19, including limitations on in-person meetings with existing or potential stakeholders may result in inefficiencies, delays and additional costs in our product development, sales, marketing, product implementation and customer service efforts that we may not be able to fully mitigate through remote work arrangements. We have previously experienced, and may experience in the future, patient enrollment at clinical trial sites at a slower pace than expected. Our ability to undertake clinical trials may be adversely affected, directly or indirectly, by the COVID-19 pandemic. While we do not currently anticipate significant interruptions in our clinical supply chain, quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture and deliver additional clinical supplies, which could cause the results from our clinical trials to be delayed even further.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

The following table provides information concerning Summit's principal leased facilities as of December 31, 2022:

We maintain the following leased properties:

Type/Uses	Location	Size	Lease Expiration
Executive office	Oxfordshire, United Kingdom	6,781 square feet	February 2027
Executive office	Menlo Park, California, United States	5,777 square feet	December 2025
Laboratory and office	Sawston, United Kingdom	7,644 square feet	October 2026

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “SMMT” since September 21, 2020. Prior to that date, there was no public market for our common stock. On September 21, 2020, Summit Therapeutics plc became our wholly-owned subsidiary and we became the holding company and successor issuer to Summit Therapeutics plc (the predecessor registrant and former holding company) and its subsidiaries. Such succession occurred pursuant to a statutory scheme of arrangement under U.K. law pursuant to which all Summit Therapeutics plc’s outstanding ordinary shares were exchanged on a five-for-one basis for newly issued shares of our common stock. Summit Therapeutics plc's American Depositary Shares ("ADSs") had traded on the Nasdaq Global Market under the symbol "SMMT" since March 2015 and its ordinary shares previously traded on AIM, a sub-market of the London Stock Exchange plc, under the symbol “SUMM”. Each ADS represented five ordinary shares of Summit Therapeutics plc. We canceled the admission of the ordinary shares to trading on AIM on February 24, 2020.

Holders of Record

As of March 7, 2023, there were approximately 308 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

On November 6, 2020, in connection with the closing of a private placement for an aggregate purchase price of $50 million in cash, we issued an aggregate of 14,970,060 shares of our common stock to three investors: our Executive Chairman and Chief Executive Officer Mr. Duggan, the Mahkam Zanganeh Revocable Trust and Polar Capital Funds plc - Biotechnology Fund. The shares were sold to each of the foregoing investors at a price of $3.34 per share of common stock. The common stock was offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

On April 20, 2021, subsequent to the repayment of the Initial Note, Mr. Duggan entered into a second Note Purchase Agreement (the “Second Purchase Agreement”) pursuant to which he loaned the Company $55.0 million in exchange for the issuance by the Company of an unsecured promissory note (the “Second Note”) in the amount of $55.0 million. The Second Note accrued interest at a rate per annum equal to 150% of the applicable 10 Year US Treasury rate, as adjusted monthly (initially estimated to be approximately 2.4%). The Company was permitted to prepay any portion of the Second Note at its option without penalty. Pursuant to the terms of the Second Note, following consummation of the 2021 Rights Offering, the Second Note matured and all principal and interest thereunder was repaid by the Company using a portion of the proceeds of the 2021 Rights Offering.

On March 10, 2022, the Company’s Chairman and Chief Executive Officer, Mr. Duggan, entered into a Note Purchase Agreement (the “2022 Note”), pursuant to which he has loaned the Company $25.0 million in exchange for the issuance by the Company of an unsecured promissory note in the amount of $25.0 million. The 2022 Note is to accrue interest at a rate per annum equal to the prime rate as reported in the Wall Street Journal, which is 3.25% as of the effective date. The 2022 Note becomes due upon the earlier of (i) the consummation of a registered public offering with net proceeds of no less than $25.0 million or (ii) 18 months from the date of issuance of the 2022 Note and was repaid on August 10, 2022.

On December 5, 2022, the Company entered into the License Agreement with Akeso. The License Agreement closed on January 17, 2023, and both Akeso and Summit entered into the Common Stock Issuance Agreement ("Issuance Agreement"). Pursuant to the License Agreement and Issuance Agreement, Akeso elected to receive 10 million shares of Company common stock in lieu of cash and was paid $274.9 million in cash as the initial upfront payment. The remaining $200 million of the upfront payment was paid on March 6, 2023. As regulatory approval for ivonescimab has not yet been granted, the Company will record in-process research and development expenses in the first quarter of 2023 for the cash payments of $474.9 million and for the fair market value of the 10 million shares issued to Akeso.

On December 6, 2022, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement"), with Mr. Duggan and Dr. Zanganeh, pursuant to which the Company agreed to sell to each of Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the aggregate amount of $520 million. Pursuant to the Note Purchase Agreement, the Company issued to Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the amount of $400 million (the "Duggan February Note") and $20 million (the "Zanganeh Note"), respectively, which would mature and become due on February 15, 2023 and an unsecured promissory note to Mr. Duggan in the amount of $100 million (the “Duggan September Note” and together with the Duggan February Note and the Zanganeh Note, the “December 2022 Notes”), which will mature and become due on September 15, 2023. The maturity dates of the December 2022 Notes could be extended one or more times at the Company’s election, but in no event to a date later than September 6, 2024. In addition, if the Company shall consummate a public offering, then upon the later to occur of (i) five business days after the Company receives the net cash proceeds therefrom or (ii) May 15, 2023, the Duggan February Note and the Zanganeh Note shall be prepaid by an amount equal to the lesser of (a) 100% of the amount of the net proceeds of such offering and (b) the outstanding principal amount on such Notes. On January 19, 2023, the Company provided notice to extend the term of the Duggan February Note and Duggan September Note to a maturity date of September 6, 2024. Furthermore, on January 19, 2023, the Company and Mr. Duggan rectified the Duggan February Note and Duggan September Note in order to correctly reflect the parties’ intent that the Company may only prepay (i) the Duggan February Note following the completion of a public rights offering to be conducted by Summit in the approximate amount of $500 million (the “Rights Offering”), or a similar capital raise, in an amount equal to the lesser of (x) the net proceeds of the Rights Offering or such capital raise or (y) the full amount outstanding of the Duggan February Note, and (ii) Duggan September Note following the completion of a capital raising transaction subsequent to the Rights Offering in an amount equal to the lesser of (i) the net proceeds of such capital raise or (ii) the full amount outstanding of the Duggan September Note. Following the issuance of the two new Promissory Notes (the “Duggan Promissory Notes”), the Duggan February Note and Duggan September Note were marked as “cancelled” on their face and replaced in their entirety by the Duggan Promissory Notes (together with the Zanganeh Note, the "Notes"). The Notes accrue interest at an initial rate of 7.5%. All interest on the Notes shall be paid on the date of signing for the period through February 15, 2023. Such prepaid interest shall be paid in a number of shares of the Company’s common stock, par value $0.01 (“Common Stock”) equal to the dollar amount of such prepaid interest, divided by $0.7913 (the consolidated closing bid price immediately preceding the time the Company entered into the Note Purchase Agreement, plus $.01), which was 9,720,291 shares. For all applicable periods following the February 15, 2023, interest shall accrue on the outstanding principal balance of the Notes at the US prime interest rate, as reported in the Wall Street Journal, plus 50 basis points, as adjusted monthly, for three months immediately following February 15, 2023, and thereafter at the US prime rate plus 300 basis points, as adjusted monthly. On February 15, 2023, the $20 million Zanganeh Note matured and the Company repaid the outstanding principal balance. In connection with the closing of the Rights Offering, the $400 million Duggan Promissory Note matured and became due, and the Company repaid all principal and accrued interest thereunder using a portion of the proceeds from the Rights Offering.

The intended use of proceeds generated from the transactions described above includes funding the Company’s activities to support clinical and regulatory development of its assets and general corporate purposes.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements. This section provides an analysis of our financial results for the year ended December 31, 2022 compared to the same period in the prior year.

Company Overview

We are a biopharmaceutical company focused on the discovery, development, and commercialization of patient-, physician-, caregiver- and societal-friendly medicinal therapies intended to improve quality of life, increase potential duration of life, and resolve serious unmet medical needs. Our pipeline of product candidates is designed with the goal to become the patient-friendly, new-era standard-of-care medicines, in the therapeutic area of oncology.

On December 5, 2022, we entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso, Inc. and its affiliates (“Akeso”) pursuant to which we are partnering with Akeso to in-license its breakthrough bispecific antibody, ivonescimab. Ivonescimab, known as AK112 in China and Australia, and also as SMT112 in the United States, Canada, Europe, and Japan, is a novel, potential first-in-class bispecific antibody intending to combine the benefits of immunotherapy via a blockade of PD-1 with the anti-angiogenesis benefits of an anti-VEGF into a single molecule. Ivonescimab was engineered to bring two well established oncology targeted mechanisms together. Through the License Agreement, we obtained the rights to develop and commercialize SMT112 in the United States, Canada, Europe, and Japan (the “Licensed Territory”). The License Agreement and transaction closed on January 17, 2023 following customary waiting periods.

The entry into the License Agreement represents a significant change in the Company’s strategy. All prior development and marketing activities relating to ridinilazole are being terminated. All business activities related to anti-infectives are being reviewed for partnership opportunities for potential further development. Our future operations will be focused on the development of ivonescimab and other future activities as the Company determines.

On September 28, 2022, we determined that we would seek partners or a divestiture of ridinilazole, our lead product candidate for treating patients suffering from Clostridioides difficile infection, also known as C. difficile infection, or CDI, as the path forward for the clinical development of the asset. As a result of this determination, we discontinued our only active study for ridinilazole, a pediatric clinical trial evaluating ridinilazole for treating adolescent patients with CDI. We are currently involved in activities related to closeout of ridinilazole clinical trials.

Our other product candidate, SMT-738, has been in development for combating multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae (“CRE”) infections. SMT-738 is the first of a novel class of precision antibiotics that has been in preclinical development and has been undergoing investigational new drug (“IND”) enabling activities. We will continue to pursue partnerships for further development of SMT-738.

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

As a result, we will need to seek additional funding in the future to fund operations. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of some, or all, of the following: equity and debt offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations, and marketing, distribution or licensing arrangements. We may be unable to raise sufficient funds through equity or debt financings, or other arrangements when needed based on our liquidity needs acceptable terms, or at all.

Recent Developments

In addition to the events detailed in the Company Overview section above, the following other recent developments have occurred.

On February 15, 2023, the $20 million Zanganeh Note matured and the Company repaid the outstanding principal balance.

On March 1, 2023, we closed our Rights Offering, which was fully subscribed. We received aggregate gross proceeds from the Rights Offering of $500 million from the sale of 476,190,471 shares of our common stock at a price per share of $1.05. Issuance costs associated with the Rights Offering were approximately $0.5 million. In connection with the closing of the Rights Offering, a promissory note with the principal amount of $400 million, issued by us to our Executive Chairman and Chief Executive Officer, Mr. Duggan, matured and became due and we repaid the principal amounts and all outstanding accrued interest thereunder using a portion of the proceeds from the Rights Offering.

In conjunction with the significant change in our strategy and shift in focus to the therapeutic area of oncology, the Company is re-prioritizing its investments and financial resources towards the development of ivonescimab. This could result in reduced investment in our infectious diseases programs, including, subject to local legal process and approvals, reducing research and development employee compensation-related costs and facility-related costs incurred with respect to our laboratory and office space.

Key Components of our Results of Operations

Revenue

Revenue consists of amounts received from the license and commercialization agreement with Eurofarma Laboratórios S.A. ("Eurofarma"). We have not generated any revenue from product sales.

Under the terms of the license and commercialization agreement with Eurofarma, we received an upfront payment of $2.5 million in December 2017. In February 2020, we achieved the first enrollment milestone and received $1.0 million. In September 2021, we achieved the second enrollment milestone and received $1.3 million. The terms of the contract have been assessed under ASC 606 and currently only the upfront payment and the first two milestone payments are included in the transaction price. These payments were initially reported as deferred revenue in the balance sheet and were recognized as revenue ratably over the determined performance period.

Revenue recognized during the years ended December 31, 2022 and 2021 related to the upfront payment and the first two enrollment milestones earned in accordance with our revenue recognition policy. The revenue was recognized ratably over the determined performance period to reflect the transfer of control to the customer occurring over the time period that the research and development services were provided. This output method is, in management’s judgment, the best measure of progress towards satisfying the performance period.

Other Operating Income

Other operating income includes income received and recognized from grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations.

In September 2017, we were awarded a funding contract from the Biomedical Advanced Research and Development Authority ("BARDA"), part of the Office of the Assistant Secretary for Preparedness and Response at the United States Department of Health and Human Services, in support of our Ri-CoDIFy clinical trials and clinical development of ridinilazole. The awarded contract was originally worth up to $62.0 million. In June 2019 and again in January 2020, BARDA increased the value of the contract such that it is now worth up to $72.5 million and brought the total amount of committed funding to $62.4 million.

The remaining federal government funding is dependent on BARDA in its sole discretion exercising the final independent option work segment, upon the achievement by the Company of certain agreed-upon milestones for ridinilazole. This option work segment was never exercised by BARDA. The contract ran through April 2022 and was extended through December 2022 as a no cost contract, solely to close out open activities. As of December 31, 2022, based on translation of historical foreign currency amounts in the period, an aggregate of $59.2 million of cumulative income has been recognized since contract inception. As a result of our decision to not pursue further internal clinical development of ridinilazole and seek partners or a divestiture related to ridinilazole as a path forward for the clinical development of the asset, we recognized the remainder of the deferred income for BARDA during the third quarter of 2022.

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

Based on criteria established by His Majesty’s Revenue and Customs ("HMRC"), a portion of expenditures being carried out in relation to our pipeline research and development, clinical trials management and third-party manufacturing development activities are eligible for the SME regime and we expect such elements of research and development expenditure incurred in our UK entities will also continue to be eligible for the SME regime for future periods.

In May 2021, we announced the selection of a new preclinical candidate, SMT-738, from the DDS-04 series for development in the fight against multi-drug resistant infections, specifically Carbapenem-resistant Enterobacteriaceae ("CRE") infections. Simultaneously, we received an award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program ("CARB-X") to progress this candidate through preclinical development and Phase Ia clinical trials. The award commits initial funding of up to $4.1 million with the possibility of up to another $3.7 million based on the achievement of future milestones. As of December 31, 2022, based on translation of historical foreign currency amounts in the period, $2.9 million of cumulative income has been recognized since contract inception. During the quarter ended September 30, 2022, CARB-X announced changes to its funding arrangements and terms and conditions. As a result, the current arrangement concluded as of June 30, 2022, however we have the ability to recognize reimbursements for any milestone payments related to work incurred subsequent to this date in accordance with this agreement.

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

We utilize our employee and infrastructure resources across multiple research projects. We track expenses related to our clinical programs and certain preclinical programs on a per project basis. We expect our research and development expenses to continue to be significant as we initiate our planned clinical trials of ivonescimab, and continue our activities to initiate preclinical programs for future product candidates. The timing and amount of these expenses will depend upon the outcome of our clinical trials and the associated costs. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.

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

We anticipate that our general and administrative expenses will continue to increase in the future as we increase our headcount to support our planned clinical trials of ivonescimab, continued research and development and potential commercialization of our product candidates. We also anticipate continued accounting, audit, regulatory, compliance, insurance and investor and public relations expenses associated with being a publicly traded company in the United States.

Other expense, net

Other expense, net primarily consists of foreign currency net gains and losses, cash and imputed interest expense incurred related to our promissory notes to related parties, investment income related to our money market fund and investments in highly liquid U.S. treasury securities and interest income on restricted cash.

Imputed interest is calculated as the difference between the expected interest payable and the deemed market rate of interest and is recorded as a debt discount at inception of the note payable with a credit to additional paid-in capital for notes payable to related parties. The debt discount is amortized to interest expense using an effective interest rate method. All highly liquid investments with a maturity date of 90 days or less at the date of purchase are considered to be cash equivalents and the related investment income is recognized in net loss. The appropriate classification of investments in securities is determined by the Company at the time of purchase.

Taxation

As a U.S. tax resident trading entity we are subject to U.S. corporate taxation. Our U.K. resident trading subsidiaries are individually subject to U.K. corporate taxation. Due to the nature of our business, we have generated losses since inception. We have recorded a full valuation allowance against the deferred tax assets with respect to these tax losses in excess of our deferred tax liabilities in each jurisdiction because we do not consider it probable that there will be suitable taxable profits in the foreseeable future based on the evidence available against which to offset these losses.

Jumpstart Our Business Startups Act of 2021
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

Results of Operations

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

(in millions)	Year Ended
	December 31, 2022	December 31, 2021	$ Change
Revenue	$0.7	$1.8	$(1.1)
Operating expenses:
Research and development	52.0	85.4	(33.4)
General and administrative	26.7	23.6	3.1
Impairment of intangible assets	8.5	—	8.5
Total operating expenses	87.2	109.0	(21.8)
Other operating income	14.4	21.0	(6.6)
Operating loss	(72.1)	(86.2)	14.1
Other expense, net	(6.7)	(2.4)	(4.3)
Loss before income taxes	(78.8)	(88.6)	9.8
Net loss	$(78.8)	$(88.6)	$9.8

Revenue
Revenue for the years ended December 31, 2022 and 2021 relates to revenue from our license and commercialization agreement with Eurofarma Laboratórios S.A ("Eurofarma"). This revenue was recognized ratably over the performance period the research and development services were provided. The decrease for the year ended December 31, 2022 compared to the same period in the prior year is attributed to the achievement of a milestone related to this agreement in September of 2021. The total milestone of $1.3 million was recognized ratably over the determined performance period the research and development service were provided.

Operating Expenses

Research and Development Expenses

(in millions)	Year Ended
	December 31, 2022	December 31, 2021	$ Change
CDI program	$25.3	$53.9	$(28.6)
Antibiotic pipeline research and development costs	3.3	1.9	1.4
Other research and development expenses	23.4	29.6	(6.2)
Total	$52.0	$85.4	$(33.4)

Investment in our CDI program decreased by $28.6 million for the year ended December 31, 2022, compared to the same period in the prior year, primarily due to a decrease in clinical and manufacturing activity spend associated with the ridinilazole Phase III clinical program as a result of our decision to seek partners or a divestiture related to ridinilazole as the path forward for the clinical development of the asset.
Investment in our antibiotic pipeline development activities increased by $1.4 million for the year ended December 31, 2022, compared to the same period in the prior year, primarily due to increased development activity spend, specifically IND-enabling activities, associated with the development of our preclinical candidate, SMT-738, from the DDS-04 series for development in the fight against multi-drug resistant infections, specifically Carbapenem-resistant Enterobacteriaceae ("CRE") infections.

Other research and development expenses are comprised of the following:

(in millions)	Year Ended
	December 31, 2022	December 31, 2021	$ Change
Compensation related costs	$16.3	$19.4	$(3.1)
Stock-based compensation	4.3	5.9	(1.6)
Other research and development costs	2.8	4.3	(1.5)
Total	$23.4	$29.6	$(6.2)

Other research and development expenses decreased by $6.2 million for the year ended December 31, 2022, compared to the same period in the prior year, primarily due to a decrease of $3.1 million in compensation related costs, a decrease of $1.6 million in stock-based compensation due to a lower headcount as compared to the same period in the prior year, and recognition of a $1.3 million gain on the remeasurement of assumed contingent liabilities.

General and Administrative Expenses

(in millions)	Year Ended
	December 31, 2022	December 31, 2021	$ Change
Compensation related costs	$11.5	$9.7	$1.8
Stock-based compensation	7.6	6.9	0.7
Legal and professional fees	3.7	2.6	1.1
Other general and administrative expenses	3.9	4.4	(0.5)
Total	$26.7	$23.6	$3.1

General and administrative expenses increased by $3.1 million, compared to the same period in the prior year, primarily due to an increase of $1.8 million in compensation related costs and an increase of $0.7 million in stock-based compensation as the Company is focused on building our executive management team to support the growth of the Company, and an increase of $1.1 million in legal and professional fees to support our financings and business development efforts during the year.

Impairment of Intangible Assets

In December 2017, we expanded our activities in the field of infectious diseases with the acquisition of Discuva Limited, a privately held United Kingdom-based company. Through this acquisition, we obtained a bacterial genetics platform and a suite of software-based technologies (collectively termed our “Discuva Platform”), which facilitates the discovery and development of new mechanism antibiotics. In conjunction with the significant change in the Company’s strategy and shift in focus to the therapeutic area of oncology, the Company determined that it will cease further investment in the Discuva Platform and evaluate further options for the use of the Discuva Platform. Management have concluded that this indicated the carrying amount of the acquired Discuva Platform intangible asset may not be recoverable and hence performed an assessment using a probability-weighted approach to determine the undiscounted cash flows of the asset, which indicated that an impairment exists. Based on the assessment to compare the fair value of the asset to its carrying amount, an impairment charge of $8.5 million was recognized during the year ended December 31, 2022, representing the aggregate carrying amount of the intangible asset. This impairment charge is presented as impairment of intangible assets in the consolidated statements of operations and comprehensive loss.

Other Operating Income
Other operating income is comprised of the following:

(in millions)	Year Ended
	December 31, 2022	December 31, 2021	$ Change
Funding income from BARDA	$8.1	$4.6	$3.5
Research and development tax credits	4.5	15.2	(10.7)
Grant income from CARB-X	1.8	1.2	0.6
Total	$14.4	$21.0	$(6.6)
Funding income from BARDA increased by $3.5 million for the year ended December 31, 2022, compared to the same period in the prior year, primarily due to the accrual of the remaining clinical trial costs associated with ridinilazole as a result of our decision to seek partners or a divestiture related to ridinilazole as the path forward for the clinical development of the asset. The recognition of the remaining clinical trial costs resulted in the acceleration of deferred other income for costs that had been billed and collected from BARDA prior to the expense being recognized.
U.K. research and development tax credits decreased by $10.7 million for the year ended December 31, 2022, compared to the same period in the prior year, due to a decrease in clinical and manufacturing activity spend associated with the ridinilazole Phase III clinical program, which was ceased during the third quarter of 2022, and resulted in a decrease in tax credits claimed, coupled with a decrease in eligible expenses claimed due to recent changes in tax legislation.

Grant income received from CARB-X increased by $0.6 million for the year ended December 31, 2022, compared to the same period in the prior year due to an increase in spend to progress the preclinical candidate SMT-738 from the DDS-04 series for development in the fight against multidrug resistant infections, specifically CRE infections.

Other Expense, Net

Other expense, net is comprised of the following:

(in millions)	Year Ended
	December 31, 2022	December 31, 2021	$ Change
Foreign currency loss	$(4.1)	$(2.1)	$(2.0)
Interest expense on promissory notes payable to related parties	(4.4)	(0.2)	(4.2)
Investment income	1.5	—	1.5
Other income (expense), net	0.3	(0.1)	0.4
Total	$(6.7)	$(2.4)	$(4.3)

Other expense, net primarily increased by $4.3 million for the year ended December 31, 2022, compared to the same period in the prior year, due to unfavorable changes in foreign currency of $2.0 million, increase in loan interest expense of $4.2 million related to the $25.0 million and $520.0 million promissory notes issued to related parties during the year (as described below), partially offset by $1.5 million of investment income related to increased balances and yields in our money-market fund and highly liquid U.S. government treasury securities.

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

On March 24, 2021, pursuant to an unsecured promissory note we received net proceeds of $55.0 million. Such note was later repaid without interest or penalty, rescinded and replaced by a new note on April 20, 2021, pursuant to a second unsecured promissory note we received net proceeds of $55.0 million. Subsequently, on May 12, 2021, we received proceeds of $75.0 million in the aggregate from the sale of 14,312,976 shares of Common Stock at a price per share of $5.24 from our 2021 rights offering ("2021 Rights Offering), the proceeds of which were used in part to repay amounts outstanding on the second unsecured promissory note. On March 10, 2022, we received net proceeds of $25.0 million from the issuance of an unsecured promissory notes. On August 8, 2022, we received net proceeds of $99.9 million from the sale of 103,092,783 share of Common Stock at a price of $0.97 per share from our 2021 Rights Offering, the proceeds of which were used in part to repay amounts outstanding on the March 2022 Note.

On December 6, 2022, the Company entered into a Note Purchase Agreement, with Mr. Duggan and Dr. Zanganeh, pursuant to which the Company agreed to sell to each of Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the aggregate amount of $520 million. Pursuant to the Note Purchase Agreement, the Company issued to Mr. Duggan and Dr. Zanganeh the unsecured Duggan February Note in the amount of $400 million and $20 million Zanganeh Note, respectively, which would mature and become due on February 15, 2023 and an unsecured Duggan September Note to Mr. Duggan in the amount of $100 million, which will mature and become due on September 15, 2023. The maturity dates of the December 2022 Notes could be extended one or more times at the Company’s election, but in no event to a date later than September 6, 2024. In addition, if the Company shall consummate a public offering, then upon the later to occur of (i) five business days after the Company receives the net cash proceeds therefrom or (ii) May 15, 2023, the Duggan February Note and the Zanganeh Note shall be prepaid by an amount equal to the lesser of (a) 100% of the amount of the net proceeds of such offering and (b) the outstanding principal amount on such Notes. On January 19, 2023, the Company provided notice to extend the term of the Duggan February Note and Duggan September Note to a maturity date of September 6, 2024. Furthermore, on January 19, 2023, the Company and Mr. Duggan rectified the Duggan February Note and Duggan September Note in order to correctly reflect the parties’ intent that the Company may only prepay (i) the Duggan February Note following the completion of a public rights offering to be conducted by Summit in the approximate amount of $500 million (the “Rights Offering”), or a similar capital raise, in an amount equal to the lesser of (x) the net proceeds of the Rights Offering or such capital raise or (y) the full amount outstanding of the Duggan February Note, and (ii) Duggan September Note following the completion of a capital raising transaction subsequent to the Rights Offering in an amount equal to the lesser of (i) the net proceeds of such capital raise or (ii) the full amount outstanding of the Duggan September Note. Following the issuance of the “Duggan Promissory Notes, the Duggan February Note and Duggan September Note were marked as “cancelled” on their face and replaced in their entirety by the Notes. The Notes accrue interest at an initial rate of 7.5%. All interest on the Notes shall be paid on the date of signing for the period through February 15, 2023. Such prepaid interest shall be paid in a number of shares of the Company’s Common Stock, equal to the dollar amount of such prepaid interest, divided by $0.7913 (the consolidated closing bid price immediately preceding the time the Company entered into the Note Purchase Agreement, plus $.01), which was 9,720,291 shares. For all applicable periods following the February 15, 2023, interest shall accrue on the outstanding principal balance of the Notes at the US prime interest rate, as reported in the Wall Street Journal, plus 50 basis points, as adjusted monthly, for three months immediately following February 15, 2023, and thereafter at the US prime rate plus 300 basis points, as adjusted monthly. On February 15, 2023, the $20 million Zanganeh Note matured and the Company repaid the outstanding principal balance. In connection with the closing of the Rights Offering, the $400 million Duggan Promissory Note matured and became due, and the Company repaid all principal and accrued interest thereunder using a portion of the proceeds from this Rights Offering. Following the repayment of this note, only the $100 million Duggan September Note remains outstanding.

We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed the development of any drugs. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, due to the nature and timing of our research and development activities. We expect that our research and development and general and administrative expenses will continue to be significant in connection with our ongoing research and development efforts. In addition, if we obtain marketing approval for any of our product candidates in the United States or other jurisdictions where we retain commercial rights, and if we choose to retain those rights, we would expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. In addition, our expenses will increase if and as we:

•Invest in clinical development of ivonescimab in our Licensed Territory;
•conduct research and continue development of additional product candidates;
•maintain and augment our intellectual property portfolio and opportunistically acquire complimentary intellectual property;
•seek further regulatory advancement for ivonescimab;
•invest in our manufacturing capabilities for ivonescimab and any other products for which we may obtain regulatory approval;
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
•experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges
•hire additional clinical, regulatory, scientific and administrative personnel;
•expand our physical presence;
•add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•borrow capital to fund our resources and have to pay interest expenses on such borrowings.

During the year ended December 31, 2022, we incurred a net loss of $78.8 million, and cash flows used in operating activities was $41.6 million. As of December 31, 2022 we had an accumulated deficit of $378.3 million, cash and cash equivalents of $348.6 million, restricted cash of $300.0 million, research and development tax credits of $5.8 million and accounts receivable of $0.3 million. These losses could continue for the next several years as we invest in clinical development of ivonescimab. We believe that our financial resources as of December 31, 2022, after considering the payments made to Akeso in January and March 2023 totaling $474.9 million, the net proceeds of $499.5 million from the Rights Offering that closed on March 1, 2023, and repayments of the promissory notes payable to related parties in February and March 2023 totaling $420 million, will fund our operating costs and working capital needs for our planned clinical trials for ivonescimab into the second half of 2024. In addition to the payments already made to Akeso, under the License Agreement there are additional potential milestone payments of $4.5 billion, as Akeso will be eligible to receive regulatory milestones of up to $1.05 billion and commercial milestones of up to $3.45 billion. In addition, Akeso will be eligible to receive low double-digit royalties on net sales. Until we can generate substantial revenue and achieve profitability, we will need to raise additional capital to fund ongoing operations and capital needs, including the payment of the milestone payments referenced above.

We have based the foregoing estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support or through new collaboration arrangements. Our future capital requirements will depend on many factors, including:

•the costs, timing and outcome of clinical trials required for clinical development of ivonescimab;
•the number and development requirements of other future product candidates that we pursue;
•the costs, timing and outcome of regulatory review of ivonescimab and/or our other product candidates we develop;
•the costs and timing of commercialization activities, including product sales, marketing, distribution and manufacturing, for any of our product candidates that receive marketing approval;
•the extent to which we become liable for milestone payments under our Licensing Agreement for ivonescimab;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of some, or all, of the following: equity and debt offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations, and marketing, distribution or licensing arrangements.

We will need to seek additional funding in the future to fund operations. Additional capital, when needed, may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions. If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table summarizes the results of our cash flows for the years ended December 31, 2022 and 2021.

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021
Net cash used in operating activities	$(41.6)	$(72.6)
Net cash used in investing activities	$(0.6)	$(0.3)
Net cash provided by financing activities	$620.2	$77.9

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $41.6 million and resulted from a net loss of $78.8 million, which included non-cash charges of $37.2 million, which is primarily comprised of $11.9 million of stock-based compensation, $8.5 million impairment charge, $4.3 million non-cash interest expense, $2.5 million of amortization and depreciation charges, $2.6 million unrealized foreign exchange loss and a $8.6 million net decrease in working capital. The net decrease in working capital was primarily due to a $8.4 million decrease in the research and development tax credit receivable, a $4.8 million increase in accrued liabilities and accrued compensation, a $5.1 million decrease in prepaid expenses, partially offset by a $7.3 million decrease in deferred revenue and other income and a $4.1 million decrease in accounts payable.

Net cash used in operating activities for the year ended December 31, 2021 was $72.6 million and resulted from a net loss of $88.6 million, which included non-cash charges of $16.1 million, which is primarily comprised of $12.8 million of stock-based compensation, and a $0.1 million net increase in working capital. The net increase in working capital was primarily due to a $6.0 million increase in the research and development tax credit receivable, a $1.7 million decrease in accounts payable, a $1.1 million increase in accounts receivable, a $1.1 million decrease in lease liabilities and a $0.8 million decrease in deferred revenue, partially offset by a $8.2 million increase in accrued liabilities and accrued compensation and a $2.3 million decrease in prepaid expenses.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2022 and 2021of $0.6 million and $0.3 million, respectively, was for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $620.2 million and primarily resulted from net proceeds of $99.9 million from the rights offering in August 2022, proceeds from promissory notes from related parties of $545.0 million, partially offset by the repayment of a promissory note from a related party of $25.0 million and $0.4 million of net proceeds from the exercise of stock options.

Net cash provided by financing activities for the year ended December 31, 2021, was $77.9 million and primarily resulted from net proceeds of $74.8 million from the rights offering in May 2021, proceeds from the promissory notes from a related party of $110.0 million, partially offset by repayments of the promissory notes from a related party of $110.0 million and $3.1 million of net proceeds received from the exercise of stock options.

Contractual Obligations and Commitments

Fixed asset purchase commitments
At December 31, 2022 and 2021, we had no capital commitments.
Lease commitments

The following table summarizes our lease contractual obligations as of December 31, 2022.

	Payment due by period
(in millions)	Total	Less than 1 year	Between 1 and 3 years	Between 3 and 5 years	More than 5 years
Operating lease obligations	$4.9	$1.5	$3.4	$—	$—

Debt commitments

December 2022 Promissory Notes

On December 6, 2022, we entered into the Note Purchase Agreement, with Mr. Duggan and Dr. Zanganeh, pursuant to which we agreed to sell to each of Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the aggregate amount of $520 million. Pursuant to the Note Purchase Agreement, we issued to Mr. Duggan and Dr. Zanganeh the Duggan February Note and the Zanganeh Note, respectively, which would mature and become due on February 15, 2023 and the Duggan September Note to Mr. Duggan, which will mature and become due on September 15, 2023.

On January 19, 2023, we provided notice to extend the term of the Duggan February Note and Duggan September Note to a maturity date of September 6, 2024. Furthermore, on January 19, 2023, we and Mr. Duggan rectified the Duggan February Note and Duggan September Note in order to correctly reflect the parties’ intent regarding prepayment terms. Please see "Liquidity and Capital Resources-Sources of Liquidity" section for further details of the Company's debt commitments.

On February 15, 2023, the $20 million Zanganeh Note matured and the Company repaid the outstanding principal balance. In connection with the closing of the Rights Offering, the $400 million Duggan Promissory Note matured and became due, and the Company repaid all principal and accrued interest thereunder using a portion of the proceeds from this Rights Offering.

Other commitments
We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. Most contracts provide for termination upon notice, and therefore are cancellable contracts. As of December 31, 2022, total contractual commitments, excluding leases commitments and debt commitments, are estimated to be approximately $11.5 million and the majority of these commitments are due within one year.
We have certain commitments under our agreements with Akeso, Wellcome Trust, the University College London and certain employees, former employees and former directors of Discuva, pursuant to which we will be required to pay royalties or make milestone payments. The License Agreement with Akeso also contains certain manufacturing and purchase commitments. As of December 31, 2022, we are unable to estimate the amount, timing or likelihood of achieving the milestones, making future product sales or assessing estimated forecasts for manufacturing and supplied materials which these contingent payment obligations relate to.
Indemnifications
Our certificate of incorporation provides that it will indemnify the directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with all of the directors and executive officers. These indemnification agreements may require us, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of our directors or executive officers. We believe the fair value for these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2022.
Legal Proceedings
We are not currently subject to any material legal proceedings.

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

Intangible Assets

Intangible assets are estimated by management based on the fair value of assets acquired. These include acquired technology, patents, licenses, an option over non-financial assets and a research and development discovery platform ("Discuva Platform"). Intangible assets are amortized from one to eighteen years on a straight-line basis which represents the estimated periods of benefit and the expected pattern of consumption.

Our intangible assets are recorded at fair value at the time of their acquisition, assigned an estimated useful life, and amortized primarily on a straight-line basis over their estimated useful lives or over the period of the relevant agreement for an option over non-financial assets. Intangible assets are stated in our consolidated balance sheets net of accumulated amortization and impairments, if applicable.

The Company evaluates the recoverability of its intangible and long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If events and circumstances indicate that the carrying amount may not fully be recoverable, the carrying values of the asset are evaluated in relation to their operating performance and future undiscounted cash flows of the underlying business. If the future undiscounted cash flows are less than their carrying value, impairment exists. The impairment is measured as the difference between the carrying value and the fair value of the underlying asset. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock option and restricted stock unit awards based on the estimated fair value of the award on the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. Additionally, the Company uses a Monte Carlo simulation model to calculate the estimated fair value on the date of grant related to awards with market-based service conditions. The fair value is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis for each separately vesting portion of the award when the only condition to vesting is continued service. If vesting is subject to a market or performance condition, recognition is based on the derived service period of the award. Expense for awards with performance conditions is estimated and adjusted on a quarterly basis based upon the assessment of the probability that the performance condition will be met. Use of the Black-Scholes option-pricing model requires management to apply judgment under highly subjective assumptions. These assumptions include:
•Expected term—The expected term of stock options represents the weighted-average period the stock options are expected to be outstanding. The Company uses the simplified method for estimating the expected term as provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.
•Expected volatility—The expected volatility is calculated based on historical volatility of the Company's share price.
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

The Company classifies stock-based compensation expense in the consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified.

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

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk refers to the risk that the value of a financial commitment or recognized asset or liability will fluctuate due to changes in foreign currency rates. Our net loss and financial position, as expressed in U.S. dollars, are exposed to movements in foreign exchange rates against the pound sterling and the euro. The main trading currencies are the pound sterling, the U.S. dollar, and the euro. We are exposed to foreign currency exchange rate risk as a result of entering into operating transactions denominated in currencies other than the functional currency of our subsidiaries, particularly in relation to our monetary assets and liabilities relating to intercompany transactions, supplier liabilities and the translation of foreign cash balances. Operating transaction foreign currency gains and losses are included in the determination of net income in our statements of operations. We monitor our exposure to foreign currency exchange rate risk. Exposures are generally managed through natural hedging via the currency denomination of cash balances and any impact currently is not material to us.

Interest Rate Risk

We hold our cash, cash equivalents and short-term investments for working capital purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of such investments to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents which is invested in a variety of short term securities, including money market funds and investments in highly liquid U.S. treasury securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our operating results or the total fair value of our portfolio.

We are exposed to market risks related to fluctuations in interest rates related to our promissory notes payable to related parties. As of December 31, 2022, the principal balance payable was $520 million, the outstanding principal balance is subject to a variable interest rate from February 15, 2023. As of March 7, 2023, the principal balance payable was $100 million. For all applicable periods following the February 15, 2023, interest shall accrue on the outstanding principal balance at the United States prime interest rate, as reported in the Wall Street Journal, plus 50 basis points, as adjusted monthly, for three months immediately following February 15, 2023, and thereafter at the United States prime rate plus 300 basis points, as adjusted monthly.

Credit Risk

We consider all of our material counterparties to be creditworthy. We consider the credit risk for each of our counterparties to be low and do not have a significant concentration of credit risk at any of our counterparties. We have a $5.8 million of research and development tax credits outstanding at December 31, 2022. Given that these receivables related to U.K. research and development tax credit cash rebate regimes and given our history of collection, it is highly unlikely that these amounts will not be collected.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are included in this Annual Report on Form 10-K. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) under the supervision and the participation of the company’s management, which is responsible for the management of the internal controls, and which includes our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Co-Chief Executive Officer (our Principal Executive Officers), and our Chief Financial Officer (our Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Management's Report on Internal Control Over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed, under the supervision of the Chief Executive Officer and Co-Chief Executive Officer (our Principal Executive Officers), and our Chief Financial Officer (our Principal Financial Officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with Generally Accepted Accounting Principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Moreover, projections of any evaluation of the effectiveness of internal control to future periods are subject to a risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2022, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2022, was effective.

This report does not include an attestation report of our registered public accounting firm as we are a non-accelerated filer and a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

The Compensation Committee of the Company’s Board of Directors reviewed and approved employee 2022 bonuses. A discretionary cash bonus of $202,500 and an extraordinary bonus of $250,000 was paid to Dr. Zanganeh, the Company’s co-Chief Executive Officer, President and member of the Board, on January 10, 2023. A discretionary cash bonus of $131,918 and an extraordinary bonus of $250,000 was paid to Ankur Dhingra, the Company’s Chief Financial Officer on January 10, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART IIIs

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information that will be included in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information that will be included in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information that will be included in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the information that will be included in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be included in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements

As part of this Report, the consolidated financial statements are listed in the accompanying index to financial statements on page 88.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required, or the information required is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The exhibits filed as part of this Report are listed below.

Exhibit No.	Description

2.1
Scheme of Arrangement, dated September 18, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 6-K (File No. 001-36866), filed with the Securities and Exchange Commission on July 27, 2020)

3.1
Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

3.2
Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

3.3
Amendment to Restated Certificate of Incorporation of Summit Therapeutics Inc., as filed with the Delaware Secretary of State on July 27, 2022 (incorporated by reference to Exhibit 3.1 of Form 8-K filed by the Company on July 29, 2022, File No. 001-36866)

3.4	Amendment No. 2 to Restated Certificate of Incorporation, dated January 19, 2023 (incorporated by reference to Exhibit 5.1 of Form 8-K filed by the Company on January 20, 2023, File No. 001-36866)

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

Exhibit No.	Description

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

Exhibit No.	Description

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

Exhibit No.	Description

10.33#
Form of Restricted Stock Unit Agreement under 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 29, 2020)

10.34#
2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

10.35#
Contract of Employment, dated November 22, 2020, by and between Summit Therapeutics Inc. and Mahkam Zanganeh (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K (File No. 001-36866), filed with the Securities and Exchange Commission on March 31, 2021)

10.36
Sublease Agreement, dated March 26, 2021, by and between Maky Zanganeh & Associates Inc. and Summit Therapeutics Sub Inc. (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K (File No. 001-36866), filed with the Securities and Exchange Commission on March 31, 2021)

10.37
Exit Agreement, dated May 28, 2021, by and between Summit Therapeutics Inc. and Michael Donaldson (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on May 28, 2021)

10.38(1)
Note Purchase Agreement, dated March 10, 2022, by and between Summit Therapeutics Inc. and Robert W. Duggan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File. No. 001-36866), filed with the Securities and Exchange Commission on March 11, 2022)

10.39
Promissory Note, dated March 10, 2022, in the name of Robert W. Duggan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File. No. 001-36866), filed with the Securities and Exchange Commission on March 11, 2022)

10.40
Note Purchase Agreement, dated December 6, 2022, by and among Summit Therapeutics Inc., Robert W. Duggan, and Dr. Mahkam Zanganeh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on December 6, 2022)

10.41†
Collaboration and License Agreement ,dated December 5, 2022, by and between Akeso, Inc. and its affiliates and Summit Therapeutics Sub Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form S-3 (File No. 333-268932) filed with the Securities and Exchange Commission on December 21, 2022)

10.42
Amendment No. 1 to Collaboration and License Agreement Amendment, dated January 16, 2023, by and among Summit Therapeutics Inc. and Akeso, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on January 20, 2023, File No. 001-36866)

10.43
Common Stock Issuance Agreement, dated January 17, 2023, by and among Summit Therapeutics Inc. and Akeso, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on January 20, 2023, File No. 001-36866)

10.44
Promissory Notes, dated January 19, 2023, by and among Summit Therapeutics Inc. and Robert W. Duggan (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on January 20, 2023, File No. 001-36866)

10.45#*	Amended and Restated 2020 Stock Incentive Plan, dated July 27, 2022
10.46†*	First Amendment to Sublease Agreement, dated July 25, 2022, by and among Summit Therapeutics Inc. and Maky Zanganeh and Associates, Inc.
10.47†*	Second Amendment to Sublease Agreement, dated July 29, 2022, by and among Summit Therapeutics Inc. and Maky Zanganeh and Associates, Inc.
10.48#*	Contract of Employment, dated April 15, 2022, by and between Summit Therapeutics Inc. and Ankur Dhingra
16.1
Letter from PwC to the Securities and Exchange Commission, dated May 26, 2021 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on May 26, 2021)

21.1*	List of Significant Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP, a Delaware limited liability partnership

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Portions of this exhibit have been omitted in compliance with Regulation S-K Item 601(b)(10)(iv) because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.
+	Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.
(1)	The schedules and exhibits have been omitted. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
#	Indicates management contract or compensatory plan or arrangement.

Item 16. Report Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT THERAPEUTICS INC.

By:	/s/ Robert W. Duggan
Name: Title:	Robert W. Duggan Chief Executive Officer and Executive Chairman; Principal Executive Officer

By:	/s/ Mahkam Zanganeh
Name: Title:	Dr. Mahkam Zanganeh Co-Chief Executive Officer, President and member of the Board; Principal Executive Officer

By:	/s/ Ankur Dhingra
Name: Title:	Ankur Dhingra Chief Financial Officer; Principal Financial Officer
Date: March 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert W. Duggan	Chief Executive Officer and Executive Chairman (Principal Executive Officer)	March 9, 2023
Robert W. Duggan

/s/ Mahkam Zanganeh	Co-Chief Executive Officer, President and member of the Board (Principal Executive Officer)	March 9, 2023
Dr. Mahkam Zanganeh

/s/ Ankur Dhingra	Chief Financial Officer (Principal Financial Officer)	March 9, 2023
Ankur Dhingra

/s/ Robert F. Booth	Director	March 9, 2023
Dr. Robert F. Booth

/s/ Alessandra Cesano	Director	March 9, 2023
Dr. Alessandra Cesano

/s/ Kenneth Clark	Director	March 9, 2023
Kenneth Clark

/s/ Ujwala Mahatme	Director	March 9, 2023
Ujwala Mahatme

/s/ Manmeet Soni	Director	March 9, 2023
Manmeet Soni

/s/ Yu Xia	Director	March 9, 2023
Dr. Yu Xia

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Summit Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Therapeutics Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter

As discussed in Note 17 to the consolidated financial statements, the Company has a note payable with a principal amount of $100 million maturing in September 2024. Management’s evaluation of the events and conditions related to future funding are described in Note 3.

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

Accrued and Prepaid Research and Development Costs

As described in Notes 4 and 15 to the consolidated financial statements, included within prepaid expenses as of December 31, 2022 is $0.4 million of prepayments relating to research and development expenditures. Included within accrued liabilities as of December 31, 2022 is $8.9 million relating to research and development expenditures. The Company records accruals for estimated ongoing research and development costs or prepaid expenses where the payments made exceed the estimated costs. These amounts are determined by management based on the estimated costs to complete each study or activity, the estimation of the current stage of completion and the invoices received, as well as predetermined milestones which are not reflective of the current stage of development for prepaid expenses. However, prepaid expenses decrease, and accrued liabilities increase as the activities progress, and if actual costs incurred exceed the prepaid expense, an accrual will be recorded for the liability. The key sensitivity is the estimated current stage of completion of each study or activity, which is based on information received from the supplier and management’s operational knowledge of the work completed under those contracts.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 9, 2023

We have served as the Company’s auditor since 2021.

Summit Therapeutics Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$348,607	$71,791
Restricted cash	300,000	—
Accounts receivable	349	1,464
Prepaid expenses	1,504	7,161
Other current assets	486	1,201
Research and development tax credit receivable	5,766	15,695
Total current assets	656,712	97,312

Non-current assets:
Property and equipment, net	906	694
Right-of-use assets	4,175	2,790
Goodwill	1,798	2,009
Intangible assets, net	—	10,399
Other assets	577	170
Total assets	$664,168	$113,374

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$355	$4,374
Accrued liabilities	10,664	7,197
Accrued compensation	5,641	4,125
Lease liabilities	1,690	1,091
Deferred revenue and other income	—	7,939
Other current liabilities	662	897
Promissory note payable to related parties	19,770	—
Total current liabilities	38,782	25,623

Non-current liabilities
Lease liabilities, net of current portion	2,763	1,691
Other non-current liabilities	1,429	2,776
Promissory notes payable to related parties	494,540	—
Total liabilities	537,514	30,090
Commitments and contingencies (Note 21)
Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock, $0.01 par value: 350,000,000 shares authorized; 211,091,425 and 98,039,540 shares issued and outstanding at December 31, 2022 and 2021, respectively	2,110	980
Additional paid-in capital	504,767	384,049
Accumulated other comprehensive loss	(1,893)	(2,197)
Accumulated deficit	(378,330)	(299,548)
Total stockholders' equity	126,654	83,284
Total liabilities and stockholders' equity	$664,168	$113,374

The accompanying notes are an integral part of the consolidated financial statements

Summit Therapeutics Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenue	$705	$1,809
Operating expenses:
Research and development	51,999	85,352
General and administrative	26,743	23,611
Impairment of intangible assets	8,468	—
Total operating expenses	87,210	108,963
Other operating income	14,416	20,968
Operating loss	(72,089)	(86,186)
Other expense, net	(6,693)	(2,416)
Loss before income tax	(78,782)	(88,602)
Net loss	$(78,782)	$(88,602)
Net loss per share:
Basic and diluted	$(0.41)	$(0.67)
Weighted average common shares outstanding:
Basic and diluted	193,336,063	131,714,225
Other comprehensive income (loss):
Foreign currency translation adjustments	304	1,597
Comprehensive loss	$(78,478)	$(87,005)

The accompanying notes are an integral part of the consolidated financial statements.

Summit Therapeutics Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Total Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	82,575,064	$826	$293,367	$(3,794)	$(210,946)	$79,453
2021 Rights Offering of common stock, net of offering costs of $159	14,312,976	143	74,698	—	—	74,841
Issuance on common stock from exercise of share options	1,151,500	11	3,077	—	—	3,088
Stock-based compensation	—	—	12,804	—	—	12,804
Imputed interest expense on promissory note payable to a related party	—	—	103	—	—	103
Foreign currency translation adjustment	—	—	—	1,597	—	1,597
Net loss	—	—	—	—	(88,602)	(88,602)
Balance at December 31, 2021	98,039,540	$980	$384,049	$(2,197)	$(299,548)	$83,284
2022 Rights Offering of common stock, net of offering costs of $111	103,092,783	1,031	98,858	—	—	99,889
Issuance of common stock in lieu of interest to related parties	9,720,291	97	7,497	—	—	7,594
Issuance of common stock under stock purchase plans and exercise of stock options	238,811	2	397	—	—	399
Stock-based compensation	—	—	11,948	—	—	11,948
Imputed interest expense on promissory notes payable to related parties	—	—	2,018	—	—	2,018
Foreign currency translation adjustment	—	—	—	304	—	304
Net loss	—	—	—	—	(78,782)	(78,782)
Balance at December 31, 2022	211,091,425	$2,110	$504,767	$(1,893)	$(378,330)	$126,654

The accompanying notes are an integral part of the consolidated financial statements.

Summit Therapeutics Inc.
Consolidated Statements of Cash Flows
(in thousands)

	December 31, 2022	December 31, 2021
Cash flows used in operating activities:
Net loss	$(78,782)	$(88,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on remeasurement of liabilities	(1,265)	—
Non-cash interest expense	4,303	196
Unrealized foreign exchange loss	2,614	326
Amortization of operating right-of-use assets	1,251	1,108
Depreciation	349	330
Amortization of intangible assets	914	1,017
Impairment of intangible assets	8,468	—
Stock-based compensation	11,948	12,804
Other adjustments	2	301
Changes in operating assets and liabilities:
Accounts receivable	975	(1,138)
Prepaid expenses	5,107	2,345
Other current and long-term assets	215	104
Research and development tax credit receivable	8,437	(6,015)
Deferred revenue and other income	(7,278)	(813)
Accounts payable	(4,132)	(1,711)
Accrued liabilities	4,782	5,075
Accrued compensation	1,609	3,154
Operating lease liabilities	(1,099)	(1,068)
Net cash used in operating activities	(41,582)	(72,587)

Cash flows used in investing activities:
Purchase of property and equipment	(624)	(306)
Net cash used in investing activities	(624)	(306)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock	100,000	75,000
Transaction costs from the issuance of common stock	(111)	(118)
Proceeds from related party promissory notes	545,000	110,000
Re-payment of related party promissory notes	(25,000)	(110,000)
Payments of related party promissory notes issuance costs	(44)	(54)
Proceeds from exercise of share options	399	3,088
Net cash provided by financing activities	620,244	77,916
Effect of exchange rates on cash and restricted cash	(1,222)	351
Increase in cash, cash equivalents and restricted cash	576,816	5,374
Cash at beginning of period	71,791	66,417
Cash, cash equivalents and restricted cash at end of period	$648,607	$71,791
Supplemental Disclosure of Cash Flow Information
Cash paid for interest on related party promissory note	$434	$85
Debt issuance costs in accrued expenses	$31	$—
Transaction costs included in accrued expenses	$—	$41
Deferred transaction costs included in other non-current assets	$425	$—
Leased assets obtained in exchange for operating lease liabilities	$2,860	$3,389

The accompanying notes are an integral part of the consolidated financial statements.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Notes to Consolidated Financial Statements

1. Nature of Business and Operations and Recent Events

Nature of Business and Operations

The Company is a biopharmaceutical company focused on the discovery, development, and commercialization of patient-, physician-, caregiver- and societal-friendly medicinal therapies intended to improve quality of life, increase potential duration of life, and resolve serious unmet medical needs. The Company's pipeline of product candidates is designed with the goal to become the patient-friendly, new-era standard-of-care medicines.

Recent Events

On September 28, 2022, the Company determined that it would seek partners or a divestiture of ridinilazole, the Company's lead product candidate for treating patients suffering from Clostridioides difficile infection, also known as C. difficile infection, or CDI, as the path forward for the clinical development of the asset. As a result of this determination, the Company discontinued its only active study for ridinilazole, a pediatric clinical trial evaluating ridinilazole for treating adolescent patients with CDI. The Company is currently involved in activities related to closeout of ridinilazole clinical trials.

On December 5, 2022, the Company entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso, Inc. and its affiliates (“Akeso”) pursuant to which we are partnering with Akeso to in-license its breakthrough bispecific antibody, ivonescimab. Ivonescimab, known as AK112 in China and Australia, and also as SMT112 in the United States, Canada, Europe, and Japan, is a novel, potential first-in-class bispecific antibody intending to combine the power of immunotherapy via a blockade of PD-1 with the anti-angiogenesis benefits of an anti-VEGF into a single molecule. Ivonescimab was engineered to bring two well established oncology targeted mechanisms together. Through the License Agreement, the Company obtained the rights to develop and commercialize SMT112 in the United States, Canada, Europe, and Japan. In exchange for these rights, an upfront payment of $500,000 is payable to Akeso, $300,000 of which was payable within the later of 15 days after execution of the License Agreement or upon the earliest date on which the parties have actual knowledge that all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and any comparable extension periods with respect to the transactions contemplated by the License Agreement have expired or been terminated (the “Antitrust Clearance Date”) and $200,000 of which is payable within the later of (i) 90 days after execution of the License Agreement or (ii) the Antitrust Clearance Date. In connection with the first payment, up to 16 million shares of Company common stock may be issued in lieu of cash at Akeso’s election (the “Share Transfer”), with the value of such shares based on the ten (10) day volume-weighted average price for the five-trading day period prior to and the five-trading day period after the execution of the License Agreement. The total of the upfront payment and potential milestone payments is $5,000,000, as Akeso will be eligible to receive regulatory milestones of up to $1,050,000 and commercial milestones of up to $3,450,000. In addition, Akeso will be eligible to receive low double-digit royalties on net sales. The License Agreement closed on January 17, 2023, and both Akeso and Summit entered into the Common Stock Issuance Agreement (“Issuance Agreement”). Pursuant to the License Agreement and Issuance Agreement, Akeso elected to receive 10 million shares of Company common stock in lieu of cash and was paid $274,900 dollars in cash as the initial upfront payment. The remaining $200,000 amount of the upfront payment was paid on March 6, 2023.

On December 6, 2022, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement"), with Mr. Duggan and Dr. Zanganeh, pursuant to which the Company agreed to sell to each of Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the aggregate amount of $520,000. For further details see Note 17.

On January 6, 2023, the Company held a Special Meeting of Stockholders (the “Shareholder Special Meeting”), whereby the following matters were submitted to a vote of the Company’s stockholders: (i) an amendment to the Company’s Restated Certificate of Incorporation, dated September 18, 2020, as amended on July 27, 2022 (the “Restated Certificate”), to increase the number of authorized shares of common stock by 650,000,000 (from 350,000,000 to 1,000,000,000); and (ii) an amendment to the Restated Certificate to effect, as needed, a reverse stock split of all of the outstanding shares of the Company’s common stock at a ratio in the range of 1-for-5 to 1-for-10.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Each of the matters submitted to a vote of the Company’s stockholders at the Special Meeting was approved by the requisite vote of the Company’s stockholders in accordance with the recommendation of the Company’s Board of Directors. The final decision of whether to proceed with the amendments may be determined by the Company's Board of Directors, in its discretion, at any time prior to January 6, 2024.

On January 19, 2023, the Company filed Amendment No. 2 to the Restated Certificate of Incorporation (the “Amendment No. 2”) with the Secretary of State of the State of Delaware to increase the number of authorized shares of its common stock by 650,000,000 (from 350,000,000 to 1,000,000,000), which became effective on such date.

On February 7, 2023, the Company commenced its previously announced rights offering ("Rights Offering"). On March 1, 2023, the Company closed the Rights Offering, which was fully subscribed. The Company received aggregate gross proceeds from the Rights Offering of $500,000 from the sale of 476,190,471 shares of our common stock at a price per share of $1.05. Issuance costs associated with the Rights Offering were approximately $500. In connection with the closing of the Rights Offering, $400,000 of the unsecured promissory notes, issued by us to Mr. Duggan, matured and became due and the Company repaid the principal amount and all outstanding accrued interest thereunder using a portion of the proceeds from this Rights Offering.

On February 15, 2023, $20,000 of the unsecured promissory notes, issued by us to Dr. Zanganeh, matured and the Company repaid the outstanding principal balance.

2. Basis of Presentation and Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued research and development expenses, stock-based compensation, intangible assets, goodwill, other long-lived assets and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The progression of the COVID-19 pandemic continues to evolve and its enduring impact on the Company's business remains uncertain. Management believes the estimates and assumptions underlying its financial statements are reasonable and supportable based on the information available as of December 31, 2022, however, the extent to which the COVID-19 pandemic impacts the Company's financial results beyond December 31, 2022 will depend on future developments that are highly uncertain and cannot be predicted at this time.

3. Liquidity and Capital Resources

During the year ended December 31, 2022, the Company incurred a net loss of $78,782 and cash flows used in operating activities was $41,582. As of December 31, 2022, the Company had an accumulated deficit of $378,330, cash and cash equivalents of $348,607, restricted cash of $300,000, research and development tax credit receivable of $5,766 and accounts receivable of $349. The Company expects to continue to generate operating losses for the foreseeable future.

Based on the Company's existing cash, cash equivalents and U.K. research and development tax credits, after considering the payments made to Akeso in January and March 2023 totaling $474,900, the net proceeds of $499,500 from the Rights Offering that closed on March 1, 2023, and repayments of the promissory notes payable to related parties in February and March 2023

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
totaling $420,000, the Company has the ability to fund its operating costs and working capital needs for its planned clinical trials for ivonescimab for a period of at least twelve months from the date of issuance of these consolidated financial statements.

Until the Company can generate substantial revenue and achieve profitability, the Company will need to raise additional capital to fund its ongoing operations and capital needs. The Company continues to evaluate options to further finance its operating cash needs for its product candidates through a combination of some, or all, of the following: equity and debt offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations, and marketing, distribution or licensing arrangements. While the Company believes that funds would be available in this manner before 2024, there is no assurance, however, that additional financing will be available when needed or that management of the Company will be able to obtain financing on terms acceptable to the Company. If the Company is unable to obtain funding when required in the future, the Company could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects.

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
4. Summary of Significant Accounting Policies

The significant accounting policies adopted by the Company in the preparation of these consolidated financial statements are set out below. These policies have been consistently applied to all the years presented, unless otherwise stated.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The consolidated financial statements reflect the accounts of Summit Therapeutics Inc. and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

Foreign Currency Translation

The financial statements of the Company’s subsidiaries with functional currencies other than the United States ("U.S.") dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive (loss) income in shareholders’ equity. Foreign currency transaction gains and losses are included in other expense, net in the results of operations. The Company recorded realized and unrealized foreign currency transaction losses of $4,109 and $2,135 for the years ended December 31, 2022 and 2021, respectively, which is included in other expense, net in the statements of operations and comprehensive loss.

Revenue Recognition
The Company accounts for revenue using ASC 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards.
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
Income from government grants is recognized as the qualifying expenses related to the contracts are incurred, provided that there is reasonable assurance of recoverability. If the government agency approves the project proposed by the Company, the government agency funds the project upon receipt of the support for the costs incurred up to the contract limit. Income recognized upon incurring qualifying expenses in advance of billing is recorded as unbilled receivable, a component of other current assets, in the consolidated balance sheet.
Grant income is not recognized as deductions of research and development costs because the Company acts as the principal in conducting the research and development activities and these contracts are central to its ongoing operations. The funds received through these means are held as deferred income in the consolidated balance sheets and are released to the consolidated statement of operations and comprehensive loss, classified as other operating income, as the underlying expenditure is incurred and to the extent the conditions of the grant are met. The related costs incurred by the Company are included in research and development expense in the Company’s consolidated statements of operations and comprehensive loss.
The Company benefits from two U.K. research and development ("R&D") tax credit cash rebate regimes: Small and Medium Enterprise ("SME") Program and the Research and Development Expenditure Credit ("RDEC") Program. Each reporting period, management evaluates which tax relief programs the Company is expected to be eligible for and records as other operating income the portion of the expense that it expects to qualify under the programs, that it plans to submit a claim for, and it has reasonable assurance that the amount will ultimately be realized. Based on criteria established by HM Revenue and Customs (“HMRC”), management of the Company expects a proportion of expenditures being undertaken in relation to its pipeline research, clinical trials management and manufacturing development activities to be eligible for the research and development tax relief programs for the year ended December 31, 2022. Qualifying expenditures largely comprise of employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which the Company does not receive commercial or other funding income. Credits related to the SME and RDEC Programs are recorded as other operating income in the consolidated statements of operations and other comprehensive (loss)/income. Under both schemes, the Company receives cash rebate payments of up to 33.3% of eligible research and development expenditures and these payments are not dependent on the Company’s pre-tax net income levels. The Company has qualified under the more favorable SME regime for the year ended December 31, 2021 and expects to qualify under the SME regime for the year ending December 31, 2022.

Net Loss Per Share

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

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Business Combinations

Business combinations are accounted for under the acquisition method. Acquired assets and assumed liabilities are measured at their fair values at the acquisition date. The excess of the consideration transferred over the net fair value of assets acquired and liabilities assumed is recorded as goodwill. The accounting for an acquisition involves a considerable amount of judgement and estimation. Cost, income, market or a combination of approaches may be used to establish the fair value of consideration exchanged, assets acquired, and liabilities assumed, depending on the nature of those items. The valuation approach is determined in accordance with generally accepted valuation methods. Key areas of estimation and judgment may include the selection of valuation approaches, cost of capital, market characteristics, cost structure, impacts of synergies, and estimates of terminal value, among other factors.

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

The Company assesses goodwill for impairment on an annual basis or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results. The process of evaluating the potential impairment of goodwill requires significant judgment. In performing the Company’s annual goodwill impairment test, the Company is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount, including goodwill. In performing the qualitative assessment, the Company considers certain events and circumstances specific to the reporting unit and to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company is also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. If the Company chooses to undertake the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company would then proceed to the quantitative impairment test. In the quantitative assessment, the Company compares the fair value of the reporting unit to its carrying amount, which includes goodwill. If the fair value exceeds the carrying value, no impairment loss exists. If the fair value is less than the carrying amount, a goodwill impairment loss is measured and recorded.

The Company performed its annual impairment assessment of goodwill in the fourth quarter of 2022 by performing a qualitative analysis for its single identified reporting unit for goodwill and determined that it is more likely than not that the fair value of the reporting unit exceeded its carrying amount.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Intangible Assets

Intangible assets are estimated by management based on the fair value of assets acquired. These include acquired technology, licenses, an option over non-financial assets and a research and development discovery platform ("Discuva Platform"). Intangible assets are amortized from one to 18 years on a straight-line basis which represents the estimated periods of benefit and the expected pattern of consumption.

Our intangible assets are recorded at fair value at the time of their acquisition, assigned an estimated useful life, and amortized primarily on a straight-line basis over their estimated useful lives or over the period of the relevant agreement for an option over non-financial assets. Intangible assets are stated in our consolidated balance sheets net of accumulated amortization and impairments, if applicable.

The Company evaluates the recoverability of its intangible and long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. If events and circumstances indicate that the carrying amount may not fully be recoverable, the carrying values of the asset or asset group are evaluated in relation to their operating performance and future undiscounted cash flows of the underlying business. If the future undiscounted cash flows are less than their carrying value, impairment exists. The impairment is measured as the difference between the carrying value and the fair value of the underlying asset or asset group. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Amortization of intangible assets is included as part of the research and development expense line shown on the face of the consolidated statement of operations and comprehensive loss.

As of December 31, 2022 and 2021, intangible assets were $0 and $10,399, respectively. The carrying value of $10,399 as of December 31, 2021 related to the Discuva Platform has been impaired in full during the year end December 31, 2022.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Cost comprises the purchase price plus any incidental costs of acquisition and commissioning.
Depreciation is calculated based on cost, less residual value, in equal annual installments over the estimated useful lives of the assets. The residual value, if significant, is reassessed annually.

Leasehold improvements	Over the shorter of the asset's useful life or the remaining lease term
Laboratory equipment	2 - 10 years
Office and IT equipment	3 - 5 years
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

Leases

The Company has operating leases for real estate. The Company does not have any finance leases. Under ASC 842, a contract is or contains a lease when the lessee has the right to control the use of an identified asset. The Company determines if an arrangement is a lease at inception of the contract, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The lease term used to calculate the lease liability include options to extend or terminate the lease when it is reasonably certain that the option will be exercised.

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
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock option and restricted stock unit awards based on the estimated fair value of the award on the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. Additionally, the Company uses a Monte Carlo simulation model to calculate the estimated fair value on the date of grant related to awards with market-based service conditions. The fair value is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis for each separately vesting portion of the award when the only condition to vesting is continued service. If vesting is subject to a market or performance condition, recognition is based on the derived service period of the award. Expense for awards with performance conditions is estimated and adjusted on a quarterly basis based upon the assessment of the probability that the performance condition will be met. Use of the Black-Scholes option-pricing model requires management to apply judgment under highly subjective assumptions. These assumptions include:
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

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
•Expected volatility—The expected volatility is calculated based on historical volatility of the Company's share price.
•Risk-free interest rate—The risk-free rate assumption is based on the U.S. Treasury instruments, the terms of which were consistent with the expected term of the Company’s stock options.
•Expected dividend—The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not intend to pay dividends.

The Company estimates expected forfeitures at the time of grant instead of accounting for forfeitures as they occur. Stock option and restricted stock unit awards have been granted at fair value to non-employees in connection with research and consulting services provided to the Company. Equity awards generally vest over terms of 3 or 4 years.

The Company classifies stock-based compensation expense in the consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified.

Income Taxes

The Company is primarily subject to corporation taxes in the U.S. and the U.K.. The calculation of the Company’s tax provision involves the application of both U.S. and U.K. tax law and requires judgment and estimates.

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

The Company accounts for uncertainty in income taxes by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the consolidated financial statements. The amount of benefits that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties. At December 31, 2022 and 2021, the Company had no uncertain tax positions.

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

The credit risk with respect to customers and funding bodies is limited as the Company has only a small number of these arrangements.

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

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or securities or derivative contracts that are valued using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

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

Cash and Cash Equivalents

We consider only those investments that are highly liquid, readily convertible to cash and that mature within 90 days or less from date of purchase to be cash equivalents, and the related investment income is recognized in net loss. As of December 31, 2022, cash equivalents were comprised of a money market funds and U.S. treasury securities with maturities less than 90 days from the date of purchase. We did not have cash equivalents as of December 31, 2021.

Restricted Cash

Restricted cash represents amounts which are legally restricted to withdrawal or usage and is presented in the Consolidated Balance Sheet as restricted cash. On December 15, 2022, the Company transferred $300,000 into an escrow fund reserved for the Company's initial upfront payment to Akeso in connection with the License Agreement, as described further in Note 23. Following the Antitrust Clearance Date, on January 17, 2023, the License Agreement closed and Akeso was issued 10 million shares of Company common stock pursuant to the Common Stock Issuance Agreement and was paid $274,900 in cash as initial upfront payment. The remaining amounts in escrow were returned to the Company's operating cash accounts.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Assumed Contingent Liabilities

As part of the acquisition of Discuva Limited in December 2017, the Company assumed certain contingent liabilities as certain employees, former employees and former directors of Discuva Limited are eligible for payments from Discuva Limited based on specified development and clinical milestones related to proprietary product candidates developed under the Discuva Platform. The timing of these potential payments is uncertain. The fair value of the assumed contingent liability was estimated using the expected value of the payments. The assumed contingent liabilities are subsequently measured at amortized cost using discounted cash flow models which calculate the risk adjusted net present values of estimated potential future cash flows of the payments. The assumed contingent liabilities are remeasured when there is a specific significant event that provides evidence of a significant change in the probability of successful development and clinical milestones being achieved. The models will be updated for changes in the probability of successful development and clinical milestones being achieved and other associated assumptions with the discount factor remaining unchanged within the model. A discount factor of 13% has been used to discount the contingent liabilities back to net present value. This discount factor has been calculated using appropriate measures and rates which could have been obtained in the period that the contingent liabilities were assumed. Accretion of the discount factor and gains or losses upon remeasurement are recognized as part of operating expenses in the consolidated statements of operations and comprehensive loss.

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

5. Recently Issued or Adopted Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-10, " Government Assistance (Topic 832)". This ASU increases the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity's accounting for the assistance, and (3) the effect of the assistance on an entity's financial statements as diversity currently exists in the recognition, measurement, presentation and disclosure of government assistance received by business entities because of the lack of specific authoritative guidance in U.S. GAAP. This ASU is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2021. Early application of this ASU is permitted. The Company applied the amendments of this ASU to its disclosures during the fourth quarter of 2021 and the application of this ASU did not have a material impact on its financial position, results of operations or cash flows.

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". This ASU improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency relating to: 1) recognition of an acquired contract liability and 2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination, whereas current U.S. GAAP requires that the acquirer measure such assets and liabilities at

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
fair value on the acquisition date. This ASU is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2022. The Company will apply this ASU on a prospective basis for business combinations once this ASU is effective and at that time, will be able to determine the potential impact on its financial position, results of operations or cash flows.

In May 2021, the FASB issued AS No. 2021-04, "Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging Contracts in Entity's Own Equity (Subtopic 815-40) - Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options". This ASU provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This ASU is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2021. The Company will apply this ASU on a prospective basis for any modifications or exchanges once this ASU is effective and at that time, will be able to determine the potential impact on its financial position, results of operations or cash flows.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740)". This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this ASU during the first quarter of 2021 and the adoption of this ASU did not have a material impact on its financial position, results of operations or cash flows.

6. Segment Reporting

The Company's chief operating decision makers (the "CODM function"), which are the Company's Co-CEOs, Mr. Duggan and Dr. Zanganeh, utilize consolidated financial information to make decisions about allocating resources and assessing performance for the entire Company. The CODM function approves of key operating and strategic decisions, including key decisions in clinical development and clinical operating activities, entering into significant contracts, such as revenue contracts and collaboration agreements and approves the Company's consolidated operating budget. The CODM function views the Company's operations and manages its business as a single reportable operating segment. The Company's single operating segment covers the Company’s research and development activities, primarily comprising of oncology product research activities (including ivonescimab), antibiotic pipeline research activities, and CDI program activities. As the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

The Company operates in two geographic regions: the U.K. and the U.S. The following table summarizes the Company's long-lived assets, which include the Company's property and equipment, net and right-of-use assets by geography:

	Year Ended December 31, 2022	Year Ended December 31, 2021
United Kingdom	$2,517	$2,762
United States(1)	2,564	722
	$5,081	$3,484

(1) The increase of long-lived assets in the United States is primarily attributed to additional right-of-use assets recorded related to the Company's first and second amendments to its sublease agreement during the period for its Menlo Park, California, U.S. location.

For details of revenue from external customers by geography refer to Note 7.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

7. Revenue

The following table summarizes revenue by category:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Licensing agreements	$705	$1,809

Revenue recognized consists of amounts received from the Company's license and commercialization agreement with Eurofarma Laboratórios S.A.

The following table summarizes revenue by geography:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Latin America	$705	$1,809

The analysis of revenue by geography has been identified on the basis of the geographical location of each collaboration partner.

The following table summarizes the deferred revenue relating to Eurofarma Laboratórios S.A. and deferred other income relating to BARDA (as defined in Note 8):

	2022	2021
Beginning deferred revenue and other income, January 1 (1)	$7,939	$8,939
Additions	1,397	5,443
Amount of deferred revenue and other income recognized in the statement of operations	(8,790)	(6,438)
Foreign currency adjustment	(546)	(5)
Ending deferred revenue and other income, December 31 (2)	$—	$7,939
__________
(1) Beginning deferred revenue and other income as of January 1, 2022 and 2021 included $7,939 of current and $0 of long-term deferred revenue and other income, and $8,370 of current and $569 of long-term deferred revenue and other income, respectively.
(2) Ending deferred revenue and other income as of December 31, 2022 and 2021 included $0 of current and $0 of long-term deferred revenue and other income, and $7,939 of current and $0 of long-term deferred revenue and other income, respectively.

As of January 1, 2022, deferred revenue and other income is compromised of $756 and $7,183 relating to Eurofarma and BARDA, respectively. As of December 31, 2022, deferred revenue was $0.

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

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Under the terms of the license and commercialization agreement with Eurofarma, the Company received an upfront payment of $2,500 in December 2017. In February 2020, the Company reached the first enrollment milestone and earned $1,000. In September 2021, the Company reached the second enrollment milestone and earned $1,250. The terms of the contract have been assessed under ASC 606 and currently only the upfront payment and the first two enrollment milestone payments are included in the transaction price. These payments were initially reported as deferred revenue in the balance sheet and were recognized as revenue ratably over the performance period.

Revenue recognized during the years ended December 31, 2022 and 2021 related to the upfront payment and the first two enrollment milestones earned in accordance with the Company's revenue recognition policy. The revenue was recognized ratably over the determined performance period to reflect the transfer of control to the customer occurring over the time period that the research and development services were provided by the Company. This output method is, in management’s judgment, the best measure of progress towards satisfying the performance obligation. As of December 31, 2022 and 2021, the current contract liability relating to the Eurofarma contract was $0 and $756, respectively, and was recorded in current deferred revenue in the consolidated balance sheet. As of December 31, 2022, the Company has recognized $4,678 of cumulative income since inception.

8. Other Operating Income

The following table sets forth the components of other operating income by category:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Other operating income by category:
Funding income from BARDA (as defined below)	$8,085	$4,604
Research and development tax credits	4,523	15,206
Grant income from CARB-X (as defined below)	1,808	1,158
	$14,416	$20,968

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

The remaining federal government funding is dependent on BARDA in its sole discretion exercising the final independent option work segment, upon the achievement by the Company of certain agreed-upon milestones for ridinilazole. This option work segment was never exercised by BARDA. The contract ran through April 2022 and was extended through December 2022 as a no cost contract, solely to close out open activities. As of December 31, 2022, based on translation of historical foreign currency amounts in the period of recognition, the Company has recognized $59,203 of cumulative income since contract inception. As a result of the Company's decision, on September 28, 2022, to not pursue further internal clinical development of ridinilazole and seek partners or a divestiture related to ridinilazole as a path forward for the clinical development of the asset, the Company recorded expenses for the remaining clinical trial costs associated with the close out activities of ridinilazole and recognized the remainder of the deferred income that had been received from BARDA prior to the expenses being recognized during the third quarter of 2022.

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

Based on criteria established by His Majesty’s Revenue and Customs ("HMRC"), a portion of expenditures being carried out in relation to the Company's pipeline research and development, clinical trials management and third-party manufacturing development activities are eligible for the SME regime and the Company expects such elements of research and development expenditure incurred in its UK entities will also continue to be eligible for the SME regime for future periods.
As of December 31, 2022 and 2021, the current research and development tax credit receivable was $5,766 and $15,695, respectively.
CARB-X (as defined below)

In May 2021, the Company announced the selection of a new preclinical candidate, SMT-738, from the DDS-04 series for development in the fight against multi-drug resistant infections, specifically Carbapenem-resistant Enterobacteriaceae ("CRE") infections. Simultaneously, the Company announced it had received an award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program ("CARB-X") to progress this candidate through preclinical development and Phase Ia clinical trials. The award commits initial funding of up to $4,100, with the possibility of up to another $3,700 based on the achievement of future milestones. As of December 31, 2022, based on translation of historical foreign currency amounts in the period that the amounts were recognized, the Company has recognized $2,875 of cumulative income since contract inception. During the quarter ended September 30, 2022, CARB-X announced changes to its funding arrangements and terms and conditions. As a result, the current arrangement concluded as of June 30, 2022, however the Company has the ability to recognize reimbursements for any milestone payments related to work incurred subsequent to this date in accordance with this agreement.

9. Other Expense, net

The following table sets forth the components of other (expense) income:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Foreign currency loss	$(4,109)	$(2,135)
Interest expense on promissory notes payable to related parties	(4,401)	(242)
Investment income	1,513	—
Other income (expense), net	304	(39)
Other Expense, net	$(6,693)	$(2,416)

For the year ended December 31, 2022, other expense, net primarily consisted of unfavorable changes in foreign currency, loan interest expense incurred related to the $520,000 and $25,000 promissory notes, as described in Note 17, partially offset by investment income related to our money market funds and investments in highly liquid U.S. treasury securities, which are classified as cash equivalents as of December 31, 2022.

For the year ended December 31, 2021, other expense, net primarily consisted of unfavorable changes in foreign currency and loan interest expense incurred related to the $55,000 promissory note, as described in Note 22.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

10. Income Tax

The components of the Company's loss before income taxes are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
United Kingdom	$(46,868)	$(72,244)
United States	(31,914)	(16,358)
Loss before income taxes	$(78,782)	$(88,602)

The Company has not recognized a current or deferred provision for federal, state or non-United States income taxes in either of the years ending December 31, 2022 or December 31, 2021.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.

The major components of deferred tax assets and liabilities are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Deferred tax assets:
Net operating loss carryforward	$52,948	$49,422
Research and development credit carryforward	1,723	941
Stock-based compensation	3,879	2,560
Section 174 Research and Development Capitalization	3,553	—
Other	2,139	1,477
Total deferred tax assets	64,242	54,400

Deferred tax liabilities:
Intangible asset	—	(2,600)
Other	(226)	(54)
Total deferred tax liabilities	(226)	(2,654)

Net deferred tax assets before valuation allowance	64,016	51,746
Valuation allowance	(64,016)	(51,746)
Deferred tax, net	$—	$—

For the year ended December 31, 2022 and 2021, the Company recorded a deferred tax asset of $64,242 and $54,400 respectively. The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards and excess tax benefits related to stock-based compensation. Management has considered the Company’s history of cumulative net losses in the United States ("U.S.") and the United Kingdom ("U.K."), estimated future taxable income, as well as prudent and feasible tax planning strategies, and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets and U.K. deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2022 and 2021, respectively. The Company reevaluates the positive and negative evidence at each

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
reporting period. The Company’s valuation allowance increased during 2021 by $12,270 primarily due to the generation of net operating loss and stock-based compensation.

As of December 31, 2022 and 2021, the Company had U.S. Federal gross operating loss carryforwards of approximately $11,620 and $4,921, respectively, which may be available to offset future income tax liabilities. The 2017 Tax Cuts and Jobs Act (“ TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). In addition, the Company has approximately $7,278 in U.S. State gross loss carryforwards which expire through various dates through 2036 and as of December 31, 2022, the Company had an estimated U.S. federal research and development tax credit carryforwards of $1,723 which may be available to offset future tax liabilities, and each begin to expire in 2041. The Company also had approximately $199,091 in U.K. gross loss carryforwards available to use against future taxable profits on a year-by-year basis (a potential deferred tax asset of $49,773). To the extent that U.K. taxable profits exceed £5,000 in each year, the loss available to utilize against profits in excess of £5,000 will be restricted to 50%. The U.K. loss carryforwards do not lapse and therefore, the full amount will be relieved over time provided there are sufficient profits against which the losses can be utilized.

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

The 2017 Tax Cuts and Jobs Act (“TCJA”) created a requirement that US corporations include in income earnings of certain controlled foreign corporations (“CFC”) under the global intangible low taxed income (“GILTI”) regime. Pursuant to the FASB Staff Q&A, Topic 740 No.5. Accounting for Global Intangible Low-taxed Income, the Company is allowed to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as period expense only. The Company has elected to account for GILTI in the year the tax is incurred and include the current tax impact of GILTI in the effective tax rate. Given the Company's loss position in the U.S. and the valuation allowance recorded against its U.S. net deferred tax assets, these provisions have not had a material impact on the Company's consolidated financial statements.

IRC Section 174 generally permitted taxpayers that incurred research expenses to deduct them in the current year. For tax years beginning before January 1, 2022, taxpayers were able to make an election with respect to research and experimental (“R&E”) expenditures incurred in connection with a trade or business to either currently deduct or defer and amortize such expenditures. The TCJA amended this provision to require that R&E expenditures be capitalized and amortized, but delayed the effective date of this amendment, which applies to tax years beginning January 1, 2022 or later. As such, the changes to IRC Section 174

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
pursuant to the TCJA are currently applicable to the Company for the 2022 tax year. R&E expenditures attributable to U.S. based research must be amortized over a period of five years and R&E expenditures attributable to research conducted outside of the U.S. must be amortized over a period of 15 years. As such, the Company is capitalizing $14,830 R&E expenditures with a net adjustment of $13,347 to account for the capitalization and amortization of R&D expenses incurred in the U.S.

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

During 2021, the U.K. Government announced that from April 1, 2023, the corporation tax rate would increase to 25%. This new law was enacted on June 10, 2021. The overall effect of the change was an increase in net deferred tax assets by $9,311 and an increase in valuation allowance by an equal amount for the year ended December 31, 2021. No changes to this rate have been made during 2022.

A reconciliation of the Company's effective tax rate to the U.S. federal statutory rate is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
U.S. federal income tax statutory rate	21.0%	21.0%
Change in valuation allowance	(16.8)	(10.5)
Non-deductible expenses	—	(0.4)
Refundable research and development tax credit	(3.6)	(8.3)
Effect of foreign operations taxed at various rates	2.1	0.5
Stock-based compensation	(2.2)	(1.6)
Other	(0.5)	(0.7)
	—%	—%

In the U.K., the Company is entitled to a research and development tax relief for small and medium-sized enterprises which allows the Company an enhanced deduction rate of 230% on qualifying research and development expenditure (the tax relief). If the Company incurs tax losses, it is entitled to surrender the lesser of unrelieved tax loss sustained and the tax relief. As the realization of the tax relief does not depend on generation of future taxable income or the Company's ongoing tax status or tax position, the Company does not consider the tax relief as an element of income tax accounting under ASC 740. For the year ended December 31, 2022 and 2021, the Company recognized research and development tax relief of $4,523 and $15,206 respectively, which is included in other operating income in the consolidated statements of operations and other comprehensive loss.

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

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The Company does not have any uncertain tax positions as of December 31, 2022. In the U.K., tax returns for the year ended December 31, 2021 remains subject to examination by HMRC.

In the U.S., the Company files income tax returns in various states. In the U.S., tax years from 2019 remain subject to examination by the U.S. Internal Revenue Service and state tax authorities. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction for years 2019 through present. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as part of its income tax provision. As of December 31, 2022, and 2021, the Company has recorded no liability for unrecognized tax benefits, interest, or penalties related to federal, state or foreign income tax matters.

11. Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net loss	$(78,782)	$(88,602)

Basic weighted average number of shares of common stock outstanding	193,336,063	131,714,225
Diluted weighted average number of shares of common stock outstanding	193,336,063	131,714,225
Basic net loss per share	$(0.41)	$(0.67)
Diluted net loss per share	$(0.41)	$(0.67)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the diluted net loss by the weighted-average number of common shares outstanding for the period, including potentially dilutive common shares. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all potential common share equivalents outstanding would have been anti-dilutive. Because the Rights Offering exercise price of $1.05 per share was less than the closing price of $1.82 per share on March 1, 2023, the expiration of the Rights Offering (further detailed in Note 23), the Company has retroactively adjusted earnings per share and weighted average number of shares outstanding for the bonus element for all periods presented.

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	2022	2021
Options to purchase common stock	19,476,359	13,797,556
Warrants	5,821,137	5,821,137
Shares expected to be purchased under employee stock purchase plan	229,475	202,045
	25,526,971	19,820,738

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

12. Goodwill and Intangible Assets

Goodwill

The Company’s annual evaluation for impairment of goodwill consists of one reporting unit. In accordance with the Company’s policy, the Company completed its annual evaluation for impairment in the fourth quarter of 2022 using the qualitative assessment. No impairment charge was recognized for the year ended December 31, 2022 and there have been no cumulative goodwill impairment charges recognized to date.

As of December 31, 2022 and 2021, goodwill was $1,798 and $2,009, respectively. Changes year over year are the result of foreign currency movements.

Intangible Assets
Components of the Company's acquired intangible assets are comprised of the following:

	December 31, 2022
	Gross	Accumulated amortization and impairment charges	Net
Utrophin program acquired	$4,015	$(4,015)	$—
Discuva platform acquired	12,900	(12,900)	—
Option over non-financial asset	816	(816)	—
Other intangibles	133	(133)	—
	$17,864	$(17,864)	$—

	December 31, 2021
	Gross	Accumulated amortization and impairment charges	Net
Utrophin program acquired	$4,487	$(4,487)	$—
Discuva platform acquired	14,416	(4,017)	10,399
Option over non-financial asset	912	(912)	—
Other intangibles	148	(148)	—
	$19,963	$(9,564)	$10,399

In December 2017, we expanded our activities in the field of infectious diseases with the acquisition of Discuva Limited, a privately held United Kingdom-based company. Through this acquisition, we obtained a bacterial genetics platform and a suite of software-based technologies (collectively termed our “Discuva Platform”), which facilitates the discovery and development of new mechanism antibiotics. In conjunction with the significant change in the Company’s strategy and shift in focus to the therapeutic area of oncology, the Company determined that it will cease further investment in the Discuva Platform and evaluate further options for the use of the Discuva Platform. Management have concluded that this indicated the carrying amount of the acquired Discuva Platform intangible asset may not be recoverable and hence performed an assessment using a probability-weighted approach to determine the undiscounted cash flows of the asset, which indicated that an impairment exists. Based on the assessment to compare the fair value of the asset to its carrying amount, an impairment charge of $8.5 million was recognized during the year ended December 31, 2022, representing the aggregate carrying value of the intangible asset. This impairment charge is presented as impairment of intangible assets in the consolidated statements of operations and comprehensive loss.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Changes year over year in the gross amount of intangible assets are the result of foreign currency movements only. Amortization expense was $914 and $1,017 for the years ended December 31, 2022 and 2021, respectively. Changes year over year in the accumulated amount of amortization and impairment also include the effect of foreign currency movements.

13. Cash Equivalents and Fair Value Measurements

The following tables set forth the fair value of the Company's financial assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy utilized to determine such values:

	Fair Value Measurements as of December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$60,783	$—	$—	$60,783
U.S. Government treasury bills	$—	$225,730	$—	$225,730
Total financial assets	$60,783	$225,730	$—	$286,513

The table above does not include cash at December 31, 2022 of $62,094. There were no cash equivalents held by the Company as of December 31, 2021. Cash at December 31, 2021 was $71,791.

The Company's financial instruments include cash and cash equivalents and restricted cash. Cash consists of non-interest-bearing deposits denominated in the U.S. dollar, British pound and Euro, while cash equivalents consists of interest-bearing money market fund deposits denominated in the U.S. dollar and U.S. treasury bills, and restricted cash consists of interest-bearing deposits denominated in the U.S. dollar.

The Company believes that the carrying amounts of prepaid expenses, other current assets, accounts payable, and accrued expenses approximates their fair values due to the short-term nature of those instruments. The carrying value of the Company’s promissory notes approximates its fair value due to the recent issuance of the notes in December 2022 when compared to market interest rates (which represents a Level 2 measurement).

14. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2022	December 31, 2021
Laboratory equipment	$505	$546
Furniture and fixtures, office equipment and software	889	819
Leasehold improvements	809	365
Property and equipment, gross	2,203	1,730
Less: accumulated depreciation	1,297	1,036
Property and equipment, net	$906	$694

Depreciation expense for the years ended December 31, 2022 and 2021 was $349 and $330, respectively.

15. Research and Development Prepaid Expenses and Accrued Liabilities

Included within prepaid expenses at December 31, 2022 and 2021 is $442 and $6,138, respectively, of prepayments relating to research and development expenditures. Included within accrued liabilities at December 31, 2022 and 2021 is $8,911 and $5,226, respectively, relating to research and development expenditures.

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

16. Leases

The Company has operating leases for real estate. The Company does not have any finance leases.

During the year ended December 31, 2022, the Company recorded $2,860 of additional right-of-use assets of which $2,755 related to the first and second amendments to its sublease agreement during the period for its Menlo Park, California, United States location and $105 which related to a remeasurement of the right of use asset and lease liability following a contractual rent review resulting in an increase in rent payments during the period for its Oxfordshire, United Kingdom location.

The carrying value of the right-of-use assets as of December 31, 2022 and 2021 is $4,175 and $2,790 , respectively.
The elements of lease expense were as follows:

Lease Cost:	Year Ended December 31, 2022	Year Ended December 31, 2021
Fixed lease costs	$1,384	$785
Variable lease costs	137	164
Short-term lease(1)	31	278
Total lease cost	$1,552	$1,227

(1) Short-term lease costs relate to the Company's Cambridge, Massachusetts, United States office lease which the Company exited during fiscal year 2022.

The weighted average discount rate and the weighted average remaining lease term were 5.7% and 3.4 years, respectively, as of December 31, 2022. The weighted average discount rate and the weighted average remaining lease term were 2.5% and 3.9 years, respectively, as of December 31, 2021. The Company made cash payments related to lease liabilities of $1,092 and $1,041 for the years ending December 31, 2022 and 2021 respectively.

Future lease payments under non-cancelable leases as of December 31, 2022 are detailed as follows:

Year Ending December 31,
2023	$1,474
2024	1,502
2025	1,533
2026	381
Total lease payments	4,890
Less: imputed interest	437
Total operating lease liabilities	$4,453

Total operating lease liabilities balance sheet presentation:
Current lease liabilities	$1,690
Non-current lease liabilities	2,763
$4,453

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
17. Promissory Notes Payable to Related Parties

Non-current and current debt consisted of the following:

	Current notes		Non-current notes
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Principal amounts	$20,000	$—	$500,000	—
Debt discount	(230)	—	(5,460)	$—
Total promissory notes payable to related parties	$19,770	$—	$494,540	$—

March 2022 Promissory Note

On March 10, 2022, Mr. Duggan, entered into a Note Purchase Agreement (the “March 2022 Note”), pursuant to which he loaned the Company $25,000 in exchange for the issuance by the Company of an unsecured promissory note in the amount of $25,000. The March 2022 Note accrued interest at a rate per annum equal to the prime rate as reported in the Wall Street Journal. The March 2022 Note, including all accrued interest, became due upon the earlier of (i) the consummation of a registered public offering with net proceeds of no less than $25,000 or (ii) 18 months from the date of issuance of the March 2022 Note. Debt issuance costs associated with the March 2022 Note were immaterial and expensed as incurred. The March 2022 Note of $25,000, plus accrued interest of $434 has been repaid to Mr. Duggan on August 10, 2022 in connection with the completion of the rights offering with aggregate gross proceeds of $100,000.

The Company incurred interest expense of $1,296 for the year ended December 31, 2022, which included amortized imputed interest of $861 for the year ended December 31, 2022.

December 2022 Promissory Notes

On December 6, 2022, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement"), with Mr. Duggan and Dr. Zanganeh, pursuant to which the Company agreed to sell to each of Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the aggregate amount of $520,000. Pursuant to the Note Purchase Agreement, the Company issued to Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the amount of $400,000 (the "Duggan February Note") and $20,000 (the "Zanganeh Note"), respectively, which would mature and become due on February 15, 2023 and an unsecured promissory note to Mr. Duggan in the amount of $100,000 (the “Duggan September Note” and together with the Duggan February Note and the Zanganeh Note, the “December 2022 Notes”), which will mature and become due on September 15, 2023. The maturity dates of the December 2022 Notes could be extended one or more times at the Company’s election, but in no event to a date later than September 6, 2024. In addition, if the Company shall consummate a public offering, then upon the later to occur of (i) five business days after the Company receives the net cash proceeds therefrom or (ii) May 15, 2023, the Duggan February Note and the Zanganeh Note shall be prepaid by an amount equal to the lesser of (a) 100% of the amount of the net proceeds of such offering and (b) the outstanding principal amount on such Notes.

On January 19, 2023, the Company provided notice to extend the term of the Duggan February Note and Duggan September Note to a maturity date of September 6, 2024. Furthermore, on January 19, 2023, the Company and Mr. Duggan rectified the Duggan February Note and Duggan September Note in order to correctly reflect the parties’ intent that the Company may only prepay (i) the Duggan February Note following the completion of a public rights offering to be conducted by Summit in the approximate amount of $500,000 (the “Rights Offering”), or a similar capital raise, in an amount equal to the lesser of (x) the net proceeds of the Rights Offering or such capital raise or (y) the full amount outstanding of the Duggan February Note, and (ii) Duggan September Note following the completion of a capital raising transaction subsequent to the Rights Offering in an amount equal to the lesser of (i) the net proceeds of such capital raise or (ii) the full amount outstanding of the Duggan September Note. Following the issuance of the two new Promissory Notes (the “Duggan Promissory Notes”), the Duggan February Note and Duggan September Note were marked as “cancelled” on their face and replaced in their entirety by the Duggan Promissory Notes (together with the Zanganeh Note, the "Notes").

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The Notes accrue interest at an initial rate of 7.5%. All interest on the Notes shall be paid on the date of signing for the period through February 15, 2023. Such prepaid interest shall be paid in a number of shares of the Company’s common stock, par value $0.01 (“Common Stock”) equal to the dollar amount of such prepaid interest, divided by $0.7913 (the consolidated closing bid price immediately preceding the time the Company entered into the Note Purchase Agreement, plus $0.01), which was 9,720,291 shares. For all applicable periods following the February 15, 2023, interest shall accrue on the outstanding principal balance of the Notes at the US prime interest rate, as reported in the Wall Street Journal, plus 50 basis points, as adjusted monthly, for three months immediately following February 15, 2023, and thereafter at the US prime rate plus 300 basis points, as adjusted monthly.

Debt issuance costs associated with the Notes were $44 and we capitalized as part of the carrying value of the promissory notes payable to related parties. The Company incurred interest expense of $3,105 for the year ended December 31, 2022, which included amortized imputed interest of $395.

Imputed interest is calculated as the difference between the expected interest payable and the deemed market rate of interest and is recorded as a debt discount at inception of the note payable with a credit to additional paid-in capital for notes payable to related parties. The debt discount is amortized to interest expense using an effective interest rate method. The effective interest rate of the Duggan February Note and Zanganeh Note was 8.7% and the effective interest rate of the Duggan September Note was 8.8%.

The Company incurred interest expense of $244 for the year ended December 31, 2021, which included amortized imputed interest $159 for the year ended December 31, 2021, respectively, related to the March 24, 2021 Note Purchase Agreement with Mr. Duggan, for $55,000 which was subsequently rescinded and replaced by a second note on April 20, 2021, of the same amount, and paid in full in May 2021, as described further in Note 22.

As of December 31, 2022, and reflecting the Company's election to extend the term of the Duggan February Note and the Duggan September Note, the estimated future principal payments due were as follows:

Year Ending December 31,
2023	$20,000
2024	500,000
$520,000

On February 15, 2023, the $20,000 Zanganeh Note matured and the Company repaid the outstanding principal balance. In connection with the closing of the rights offering, the $400,000 Duggan Promissory Note matured and became due, and the Company repaid all principal and accrued interest thereunder using a portion of the proceeds from this rights offering.

18. Other Non-Current Liabilities

Included within other non-current liabilities at December 31, 2022 and 2021 is $1,209 and $2,531, respectively, relating to assumed contingent liabilities. As part of the acquisition of Discuva Limited in December 2017, the Company assumed certain contingent liabilities as certain employees, former employees and former directors of Discuva Limited are eligible for payments from Discuva Limited based on specified development and clinical milestones related to proprietary product candidates developed under the Discuva Platform. The timing of these potential payments is uncertain.

In conjunction with the significant change in the Company’s strategy and shift in focus to the therapeutic area of oncology, the Company determined that it will cease further investment in the Discuva platform and evaluate further options for the use of the Discuva Platform. As a result, management has revised the estimated presented value of these payments and remeasured the contingent liabilities. This resulted in recording a gain on remeasurement of liabilities of $1,265 during the year ended December 31, 2022, which is included net as part of the research and development expenses in the consolidated statement of operations and comprehensive loss.

There were no remeasurement losses or gains recognized during the year ended December 31, 2021.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

19. Stockholders' Equity

Common Stock

In August 2022, the Company announced the closing of its 2022 rights offering ("2022 Rights Offering). The rights offering commenced on July 18, 2022, and the associated subscription rights expired on August 8, 2022. The 2022 Rights Offering received aggregate gross proceeds of $100,000 from the sale of 103,092,783 shares of common stock. Mr. Duggan and Dr. Zanganeh fully subscribed to their respective basic subscription rights and oversubscribed, at a price per share of $0.97. Offering costs of $111 were incurred.

On May 12, 2021, the Company closed its rights offering ("2021 Rights Offering"), which was fully subscribed and received aggregate gross proceeds of $75,000 from the sale of 14,312,976 shares of common stock to existing investors at a price per share of $5.24. Offering costs of $159 were incurred.

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

Also, as part of the private placement on December 24, 2019, certain consultants were granted warrants with the right to subscribe for 3,358,732 shares of common stock in exchange for certain services. The warrants have an exercise price of $1.44 and vest quarterly over three years. If the consulting agreement terminated prior to three years after the date of the grant, all unvested warrants will be deemed cancelled. On June 30, 2020, the consulting agreement was terminated and 2,798,945 warrants cancelled immediately. The remaining 559,787 of outstanding warrants are held by Dr. Zanganeh and Dr. Elaine Stracker.
Warrants granted over shares of common stock to consultants in exchange of certain services are similar to stock-based compensation (see Note 20). The Company had 5,821,137 total warrants outstanding as of December 31, 2022 and 2021, respectively, and an intrinsic value of $15,640 as of December 31, 2022 and $6,559 as of December 31, 2021.

Dividends

The Company has never declared or paid cash dividends on its shares of common stock or on Summit Therapeutics plc's ordinary shares. The Company currently intends to retain all of its future earnings to fund the development and expansion of its business.
20. Stock-Based Compensation

2016 Long Term Incentive Plan

Upon the effectiveness of the 2020 Stock Incentive Plan, no additional grants will be made under the 2016 Long Term Incentive Plan, (the "2016 Plan") and any outstanding awards continue with their original terms.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
2020 Stock Award Plan

In September 2020, the Company’s Board of Directors approved the 2020 Stock Incentive Plan (the “2020 Plan”), which became effective on September 21, 2020. The 2020 plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

A total of 8,000,000 shares of common stock were initially reserved for issuance under the 2020 Plan. Additionally, up to 5,000,000 shares of common stock, including RSUs can be added to the 2020 Plan for future issuance from options that expire, lapse or are terminated from the 2016 Plan or any other predecessor plans. The number of shares of common stock that may be issued under the 2020 Plan will automatically increase on each January 1, beginning in 2021 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2030, equal to the lesser of (i) 6,400,000 shares of common stock, (ii) 4% of the common shares outstanding on the final day of the immediately preceding calendar year and (iii) an amount as determined by the Company’s Board of Directors.

On July 27, 2022, the Company held a Special Meeting of Stockholders (the "Special Meeting") whereby the following matters were submitted to a vote of the Company's stockholders at the Special Meeting and the Board of Directors resolved the following: (i) an amendment to the Company's Restated Certificate of Incorporation, dated September 18, 2020, to increase the number of authorized shares of common stock by 100,000,000 (from 250,000,000 to 350,000,000); and (ii) an amendment to the Summit Therapeutics Inc. 2020 Stock Incentive Plan (the "Plan") to increase the number of shares of the Company's common stock issuable under the Plan by 8,000,000 shares.

As of December 31, 2022, there are 5,879,768 shares available to be issued under the 2020 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the "2020 ESPP") was adopted by the Board of Directors and approved by the Company's shareholders on July 17, 2020 and approved by the predecessor company shareholders on August 19, 2020 and is qualified under Section 423 of the Internal Revenue Code. The 2020 ESPP initially authorized the issuance of up to 1,000,000 shares of common stock to participating employees. The number of common shares that may be issued under the 2020 ESPP automatically increases on each fiscal year commencing January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030 equal to the lesser of (i) 1,600,000 shares of common stock, (ii) 1% of the common shares outstanding on such date and (iii) an amount as determined by the Company’s Board of Directors. As of December 31, 2022, there were 2,628,893 shares available to be issued under the 2020 ESPP.

The first offering period of the 2020 ESPP plan consisted of seven months, commencing on August 2, 2021 and completed on February 28, 2022. The second offering period commenced on March 1, 2022 and was completed on August 31, 2022. Offering periods thereafter will be six months in duration and will commence immediately proceeding the end of the previous offering period, unless otherwise determined by the Board of Directors or Compensation Committee. Under the 2020 ESPP, eligible employees can purchase shares of common stock through payroll deductions of up to 15% of their compensation received during the plan period or such shorter period during which deductions from payroll are made, up to a defined maximum amount. The option price is determined based on the lesser of the closing price of common stock on (i) the first business day of the plan period or (ii) the exercise date, or shall be based solely on the closing price of the common stock on the exercise date; provided that such option price shall be at least 85% of the applicable closing price. In the absence of a determination by the Board of Directors or the Compensation Committee, the option price is 85% of the lesser of the closing price of the common stock on (i) the first business day of the plan period or (ii) the exercise date.

The closing price is the (a) the closing price (for the primary trading session) on the Nasdaq Global Select Market or (b) the average of the closing bid and asked prices in the over-the-counter-market, whichever is applicable, as published in the Wall Street Journal or another source selected by the Board or the Committee.

During the fiscal year ended December 31, 2022, 176,857 shares were issued under the 2020 ESPP. As the first offering period of the 2020 ESPP plan completed during the fiscal year ended December 31, 2022, no shares were issued under the 2020 ESPP during the fiscal year ended December 31, 2021.

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

The assumptions used in the Company's valuation are summarized as follows, presented on a weighted average basis:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Risk-free interest rate	3.11%	1.05%
Expected term (in years)	5.9	5.7
Expected volatility	91.2%	74.5%
Expected annual dividends per share	—%	—%
The following table summarizes the Company's stock option activity for the year ended December 31, 2022:

	Number of share options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2021	13,797,556	$5.55	8.6 years	$712
Granted	9,837,797	1.31
Forfeited	(4,097,040)	4.89
Exercised	(61,954)	2.04
Outstanding as of December 31, 2022	19,476,359	$3.55	8.8 years	$29,657
Outstanding as of December 31, 2022 - vested and expected to vest	13,110,654	4.49	8.5 years	$11,799
Exercisable at December 31, 2022	3,895,109	$4.91	8.0 years	$1,652

During the year ended December 31, 2022, the Compensation Committee of the Company's Board of Directors and management approved 6,984,000 option grants to its executives and certain employees of the Company which will vest based upon certain market-based and revenue performance conditions.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $0.87 and $3.50, per share, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and December 31, 2021 was $142 and $3,744, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of December 31, 2022, total unrecognized compensation cost related to unvested stock option grants was approximately $12,274. This amount is expected to be recognized over a weighted average period of approximately 1.8 years. This excludes unvested market-based and performance stock options outstanding that were deemed not probable of vesting as of December 31, 2022, constituting 6,764,000 shares with unrecognized stock-based compensation expense of $4,655, for which the timing of recognition will be determined once the conditions for achievement become probable.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

In September 2021, the Compensation Committee of the Board of Directors approved a modification to the Company's outstanding performance-based stock option awards for active employees which removed the performance-based vesting criteria from these awards. Following this modification, the option awards are subject only to previously existing time-based vesting conditions. The Company accounted for this change as a modification in accordance with the requirements of Accounting Standards Codification Topic 718. As a result, 9,250,000 options, related to twenty-five employees, that were previously authorized that had not achieved a grant date became granted on September 24, 2021 relating to the modification. The Company is recognizing the newly assessed measurement date fair value of the awards as compensation expense over the remaining vesting period.

Warrants

The fair value of warrants is estimated on the date of grant using the Black-Scholes valuation methodology. Expected volatilities are based on historical share price performance, weighted to exclude periods of unusually high volatility. The Company assumed the warrants to be exercised immediately on vesting. The risk-free rate is equal to the prevailing U.K. Gilts rate at grant date that most closely matches the expected term of the grant, as the warrants were issued when the Company was domiciled in the U.K.. Expected dividend yield is zero, and consistent with the Board of Directors’ view that the Company’s business model is to generate value through capital growth rather than the payment of dividends.

Each warrant entitles the warrant holder to subscribe in cash for one share. Shares of common stock allotted pursuant to the exercise of the warrant will rank in full for all dividends and other distributions with a record date after the exercise date with the shares of common stock in issue at that date.
As of December 31, 2022, 5,821,137 warrants were granted, of which 559,787 warrants were granted to consultants and 5,261,350 warrants were granted to investors. All warrants are considered vested at December 31, 2022, have a weighted-average exercise price of $1.56, an aggregate intrinsic value of $15,640, and a weighted average remaining contractual life of 3.5 years.
At December 31, 2022, there was no unrecognized compensation expense related to warrants.

Stock-Based Compensation
Stock‑based compensation expense related to stock options is recorded within the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Research and development	$4,303	$5,909
General and administrative	7,645	6,895
Total stock-based compensation	$11,948	$12,804

21. Commitments and Contingencies
Fixed asset purchase commitments
At December 31, 2022 and 2021, the Company had no capital commitments.
Lease commitments
Refer to Note 16 for a discussion of the Company's lease commitments.
Debt commitments
Refer to Note 17 for discussion of promissory notes payable to related parties.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Other commitments
The Company enters into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. Most contracts provide for termination upon notice, and therefore are cancellable contracts. As of December 31, 2022, total contractual commitments, excluding leases commitments and debt commitments, are estimated to be approximately $11,510 and the majority of these commitments are due within one year.
The Company has certain commitments under its agreements with the Akeso, Wellcome Trust, the University College London and certain employees, former employees and former directors of Discuva, pursuant to which it will be required to pay royalties or make milestone payments. The License Agreement with Akeso also contains certain manufacturing and purchase commitments. As of December 31, 2022, the Company is unable to estimate the amount, timing or likelihood of achieving the milestones, making future product sales or assessing estimated forecasts for manufacturing and supplied materials which these contingent payment obligations relate to.
Indemnifications
The Company's certificate of incorporation provides that it will indemnify the directors and officers to the fullest extent permitted by Delaware law. In addition, the Company has entered into indemnification agreements with all of the directors and executive officers. These indemnification agreements may require the Company, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of the Company's directors or executive officers. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2022.
Legal Proceedings
The Company is not currently subject to any material legal proceedings.

22. Related Party Transactions

March 24, 2021 Note Purchase Agreement

On March 24, 2021, Mr. Duggan, the Company's Executive Chairman and Chief Executive Officer and primary stockholder, entered into a Note Purchase Agreement (the “Initial Purchase Agreement”) pursuant to which he loaned the Company $55,000 in exchange for the issuance by the Company of an unsecured promissory note (the “Initial Note”) in the amount of $55,000. The Initial Note was to accrue interest at a rate per annum equal to 150% of the applicable 10 Year United States Treasury rate, as adjusted monthly. The rate was initially estimated to be approximately 2.4%. The terms of the Initial Note were that it would mature and become due upon the earlier of (i) the consummation of a registered public offering with net proceeds of no less than $55,000, or (ii) 13 months from the date of issuance of the Initial Note. On April 20, 2021, the Company determined, with Mr. Duggan’s agreement, to rescind both the Initial Purchase Agreement and the Initial Note issued thereunder, and repaid the principal amount of the Initial Note in full, without interest or penalty.

April 20, 2021 Note Purchase Agreement

On April 20, 2021, subsequent to the repayment of the Initial Note, Mr. Duggan entered into a second Note Purchase Agreement (the “Second Purchase Agreement”) pursuant to which he loaned the Company $55,000 in exchange for the issuance by the Company of an unsecured promissory note (the “Second Note”) in the amount of $55,000. The Second Note accrued interest at a rate per annum equal to 150% of the applicable 10 Year United States Treasury rate, as adjusted monthly (initially estimated to be approximately 2.4%). The Company was permitted to prepay any portion of the Second Note at its option without penalty.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
May 12, 2021 Rights Offering ("2021 Rights Offering")

On May 12, 2021, the Company closed its 2021 Rights Offering, which was fully subscribed. Aggregate gross proceeds from the 2021 Rights Offering were $75,000 from the sale of 14,312,976 shares of the Company's common stock, of which 11,365,921 shares were purchased by Mr. Duggan and 389,977 shares were purchased by Dr. Zanganeh, at price of $5.24 per share. In connection with the closing of the 2021 Rights Offering, the Second Note, issued by the Company to Mr. Duggan, matured and became due and was repaid using a portion of the proceeds from the 2021 Rights Offering.

March 26, 2021 Sublease Agreement with Maky Zanganeh and Associates, Inc.

On March 26, 2021, the Company entered into a sublease with Maky Zanganeh and Associates, Inc. ("MZA") consisting of 4,500 square feet of office space at 2882 Sand Hill Road, Menlo Park, California (the “Sublease”). Dr. Zanganeh, the Company's Co-Chief Executive Officer and President, is the sole owner of MZA. The sublease ran until September 2022. The rent payable under the terms of the sublease was equivalent to the proportionate share of the rent payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the years ended December 31, 2022 and 2021, payments of $544 and $556, were made pursuant to the sublease.

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

July 29, 2022 Second Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 29, 2022, the Company entered into a second amendment, dated August 1, 2022, to its existing sublease agreement with MZA, described above. The second amendment was effective as of August 1, 2022 and expires on December 31, 2025. The second amendment includes an additional 1,277 square feet (the "Expansion Premises") of office space at 2882 Sand Hill Road, Menlo Park, California. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the year ended December 31, 2022 payments of $54, were made pursuant to the secondment amendment to the sublease.

March 10, 2022 Note Purchase Agreement

On March 10, 2022, the Company entered into a Note Purchase Agreement (the "March 2022 Note"), with Mr. Duggan, pursuant to which Mr. Duggan loaned the Company $25,000 in exchange for the issuance by the Company of an unsecured promissory note in the amount of $25,000. The March 2022 Note accrued interest at a rate per annum equal to the prime rate as reported in the Wall Street Journal, which was 3.25% as of the effective date and 4.75% as of June 30, 2022. The March 2022 Note, including accrued interest, became due upon the earlier of (i) the consummation of a registered public offering with net proceeds of no less than $25,000 or (ii) 18 months from the date of issuance of the March 2022 Note, and was repaid on August 10, 2022.

2022 Rights Offering ("2022 Rights Offering")

In August 2022, the Company announced the closing and final results of its previously announced rights offering. The 2022 Rights Offering commenced on July 18, 2022, and the associated subscription rights expired on August 8, 2022. Aggregate gross proceeds received from the rights offering were $100,000 from the sale of 103,092,783 shares of common stock. Mr. Duggan and Dr. Zanganeh fully subscribed to their respective basic subscription rights and oversubscribed, at a price of $0.97 per share. Issuance costs were $111. In connection with the closing of the 2022 Rights Offering, the March 2022 Note matured and became due, and the Company repaid all principal and accrued interest thereunder using a portion of the proceeds from the 2022 Rights Offering on August 10, 2022.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

December 6, 2022 Note Purchase Agreement

On December 6, 2022, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement"), with Mr. Duggan and Dr. Zanganeh, pursuant to which the Company agreed to sell to each of Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the aggregate amount of $520,000. Pursuant to the Note Purchase Agreement, the Company issued to Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the amount of $400,000 (the "Duggan February Note") and $20,000 (the "Zanganeh Note"), respectively, which would mature and become due on February 15, 2023 and an unsecured promissory note to Mr. Duggan in the amount of $100,000 (the “Duggan September Note” and together with the Duggan February Note and the Zanganeh Note, the “December 2022 Notes”), which will mature and become due on September 15, 2023. The maturity dates of the December 2022 Notes could be extended one or more times at the Company’s election, but in no event to a date later than September 6, 2024. In addition, if the Company shall consummate a public offering, then upon the later to occur of (i) five business days after the Company receives the net cash proceeds therefrom or (ii) May 15, 2023, the Duggan February Note and the Zanganeh Note shall be prepaid by an amount equal to the lesser of (a) 100% of the amount of the net proceeds of such offering and (b) the outstanding principal amount on such notes.

On January 19, 2023, the Company provided notice to extend the term of the Duggan February Note and Duggan September Note to a maturity date of September 6, 2024. Furthermore, on January 19, 2023, the Company and Mr. Duggan rectified the Duggan February Note and Duggan September Note in order to correctly reflect the parties’ intent that the Company may only prepay (i) the Duggan February Note following the completion of a public rights offering to be conducted by Summit in the approximate amount of $500,000 (the “Rights Offering”), or a similar capital raise, in an amount equal to the lesser of (x) the net proceeds of the Rights Offering or such capital raise or (y) the full amount outstanding of the Duggan February Note, and (ii) Duggan September Note following the completion of a capital raising transaction subsequent to the Rights Offering in an amount equal to the lesser of (i) the net proceeds of such capital raise or (ii) the full amount outstanding of the Duggan September Note. Following the issuance of the two new Promissory Notes (the “Duggan Promissory Notes”), the Duggan February Note and Duggan September Note were marked as “cancelled” on their face and replaced in their entirety by the Duggan Promissory Notes (together with the Zanganeh Note, the "Notes").

The Notes accrue interest at an initial rate of 7.5%. All interest on the Notes shall be paid on the date of signing for the period through February 15, 2023. Such prepaid interest shall be paid in a number of shares of the Company’s common stock, par value $0.01 (“Common Stock”) equal to the dollar amount of such prepaid interest, divided by $0.7913 (the consolidated closing bid price immediately preceding the time the Company entered into the Note Purchase Agreement, plus $0.01), which was 9,720,291 shares. For all applicable periods following the February 15, 2023, interest shall accrue on the outstanding principal balance of the Notes at the United States prime interest rate, as reported in the Wall Street Journal, plus 50 basis points, as adjusted monthly, for three months immediately following February 15, 2023, and thereafter at the United States prime rate plus 300 basis points, as adjusted monthly.

23. Subsequent Events

Akeso Collaboration and License Agreement

On December 5, 2022, the Company entered into the License Agreement with Akeso, which is detailed further in Note 1. The License Agreement closed on January 17, 2023, and both Akeso and Summit entered into the Common Stock Issuance Agreement (“Issuance Agreement”). Pursuant to the License Agreement and Issuance Agreement, Akeso elected to receive 10 million shares of Company common stock in lieu of cash and was paid $274,900 in cash as the initial upfront payment. The remaining $200,000 of the upfront payment was paid on March 6, 2023. As regulatory approval for ivonescimab has not yet been granted, the Company will record in-process research and development expenses in the first quarter of 2023 for the cash payments of $474,900 and for the fair market value of the 10 million shares issued to Akeso.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Maturity date extension and rectification of promissory notes issued pursuant to the Note Purchase Agreement

As disclosed in Notes 17 and 22, on January 19, 2023, the Company provided notice to extend the term of the Duggan February Note and Duggan September Note to a maturity date of September 6, 2024. Furthermore, on January 19, 2023, the Company and Mr. Duggan rectified the Duggan February Note and Duggan September Note in order to correctly reflect the parties’ intent, see Notes 17 and 22 for further details.

2023 Rights Offering ("Rights Offering")

On December 6, 2022, the Company announced a rights offering for its existing shareholders to participate in the purchase of additional shares of its common stock. The Rights Offering commenced on February 7, 2023 and the associated subscription rights expired on March 1, 2023. Aggregate gross proceeds from the Rights Offering were $500,000 from the sale of 476,190,471 shares of the Company's common stock at a price of $1.05 per share. Issuance costs were approximately $500.

Repayment of promissory notes

On February 15, 2023, the $20,000 Zanganeh Note matured and the Company repaid the outstanding principal balance. In connection with the closing of the Rights Offering, the $400,000 Duggan Promissory Note, which is defined in Note 17, matured and became due, and the Company repaid all principal and accrued interest thereunder using a portion of the proceeds from the Rights Offering.