Form 10-Q
period 2023-03-31
Summit Therapeutics Inc.
filed 2023-05-11
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

650-460-8308
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

As of May 4, 2023, there were 697,685,365 shares of common stock, par value $0.01 per share, outstanding.

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
•the rate and degree of market acceptance and clinical utility of our product candidates;
•our estimates regarding the potential market opportunity for our product candidates;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Summit Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$70,969	$348,607
Restricted cash	—	300,000
Short-term investments	170,963	—
Accounts receivable	—	349
Prepaid expenses	1,186	1,504
Other current assets	409	486
Research and development tax credit receivable	4,500	5,766
Total current assets	248,027	656,712

Non-current assets:
Research and development tax credit receivable	535	—
Property and equipment, net	412	906
Right-of-use assets	3,928	4,175
Goodwill	1,839	1,798
Other assets	156	577
Total assets	$254,897	$664,168

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$710	$355
Accrued expenses	12,304	10,664
Accrued compensation	2,416	5,641
Lease liabilities	1,693	1,690
Other current liabilities	320	662
Promissory note payable to a related party	—	19,770
Total current liabilities	17,443	38,782

Non-current liabilities:
Lease liabilities, net of current portion	2,491	2,763
Other non-current liabilities	1,481	1,429
Promissory note payable to a related party	100,000	494,540
Total liabilities	121,415	537,514

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.01 par value: 1,000,000,000 shares authorized; 697,685,365 and 211,091,425 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	6,976	2,110
Additional paid-in capital	1,048,608	504,767
Accumulated other comprehensive loss	(1,396)	(1,893)
Accumulated deficit	(920,706)	(378,330)
Total stockholders' equity	133,482	126,654
Total liabilities and stockholders' equity	$254,897	$664,168

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$—	$250
Operating expenses:
Research and development	9,883	20,556
In-process research and development	520,915	—
General and administrative	6,940	6,659
Total operating expenses	537,738	27,215
Other operating income	584	4,807
Operating loss	(537,154)	(22,158)
Other (expense) income, net	(5,222)	761
Net loss	$(542,376)	$(21,397)
Net loss per share:
Basic and diluted	$(1.43)	$(0.15)
Weighted-average shares used to compute net loss per share:
Basic and diluted	378,163,980	140,040,370

Comprehensive loss:
Net loss	$(542,376)	$(21,397)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(51)	(1,760)
Reclassification of cumulative currency translation gain to other (expense) income, net	(419)	—
Unrealized gain on investments	968	—
Comprehensive loss	$(541,878)	$(23,157)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	211,091,425	$2,110	$504,767	$(1,893)	$(378,330)	$126,654
Rights offering of common stock, net of offering costs of $619	476,190,471	4,762	494,619	—	—	499,381
Issuance of common stock under stock purchase plans and exercise of stock options	403,469	4	647	—	—	651
Issuance of common stock in lieu of cash for Akeso upfront payment	10,000,000	100	45,800	—	—	45,900
Stock-based compensation	—	—	2,775	—	—	2,775
Other comprehensive income	—	—	—	497	—	497
Net loss	—	—	—	—	(542,376)	(542,376)
Balance at March 31, 2023	697,685,365	$6,976	$1,048,608	$(1,396)	$(920,706)	$133,482

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	98,039,540	$980	$384,049	$(2,197)	$(299,548)	$83,284
Issuance of common stock under stock purchase plans and exercise of stock options	82,816	1	186	—	—	187
Stock-based compensation	—	—	3,996	—	—	3,996
Imputed interest on promissory note payable to a related party	—	—	97	—	—	97
Foreign currency translation adjustment	—	—	—	(1,760)	—	(1,760)
Net loss	—	—	—	—	(21,397)	(21,397)
Balance at March 31, 2022	98,122,356	$981	$388,328	$(3,957)	$(320,945)	$64,407

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities:
Net loss	$(542,376)	$(21,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	6,123	198
Unrealized foreign exchange loss (gain)	(470)	1,037
Reclassification of currency translation gain	(419)	—
Impairment of fixed assets	474	—
Amortization of operating right-of-use assets	285	298
Depreciation	90	69
Amortization of intangible assets	—	248
Stock-based compensation	2,775	3,996
In-process research and development expense	520,915	—
Change in operating assets and liabilities:
Accounts receivable	350	455
Prepaid expenses	331	2,682
Other current and long-term assets	508	(370)
Research and development tax credit receivable	850	(1,666)
Deferred revenue and other income	—	(2,658)
Accounts payable	308	2,759
Accrued liabilities	730	(832)
Accrued compensation	(3,238)	(3,523)
Operating lease liabilities	(367)	(297)
Net cash used in operating activities	(13,131)	(19,001)

Cash flows used in investing activities:
Purchases of property and equipment	(53)	(361)
Purchase of short-term investments	(169,995)	—
Payments to Akeso for upfront milestone payments and associated direct transaction costs	(475,015)	—
Net cash used in investing activities	(645,063)	(361)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock for rights offering	104,686	—
Transaction costs related to the issuance of common stock for rights offering	(539)	—
Proceeds from related party promissory notes	—	25,000
Repayment of related party promissory notes	(24,686)	—
Proceeds received related to employee stock awards	651	187
Net cash provided by financing activities	80,112	25,187
Effect of exchange rate changes on cash	444	(166)
(Decrease) increase in cash and cash equivalents	(577,638)	5,659
Cash at beginning of the period	648,607	71,791
Cash and cash equivalents at end of the period	$70,969	$77,450

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest on related party promissory notes	$1,306	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Consideration for the issuance of common stock for rights offering used to satisfy a portion of a related party promissory note (Note 14)	$395,314	$—
Issuance of common stock pursuant to the Akeso License Agreement (Note 8)	$45,900	$—
Transaction costs included in accrued expenses	$80	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

1. Nature of Business and Operations and Recent Events

Nature of Business and Operations

Summit Therapeutics, Inc ("we", "Summit" or the "Company") is a biopharmaceutical company focused on the discovery, development, and commercialization of patient-, physician-, caregiver- and societal-friendly medicinal therapies intended to improve quality of life, increase potential duration of life, and resolve serious unmet medical needs. The Company's pipeline of product candidates is designed with the goal to become the patient-friendly, new-era standard-of-care medicines, in the therapeutic area of oncology.

Recent Events

On December 5, 2022, we entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso, Inc. and its affiliates (“Akeso”) pursuant to which we are in-licensing breakthrough bispecific antibody, ivonescimab. Ivonescimab, is a novel, potential first-in-class bispecific antibody intending to combine the benefits of immunotherapy via a blockade of PD-1 with the anti-angiogenesis benefits of an anti-VEGF into a single molecule. Through the License Agreement, we obtained the rights to develop and commercialize Ivonescimab in the United States, Canada, Europe, and Japan (the “Licensed Territory”). The License Agreement and transaction closed in January 2023 following customary waiting periods. See Note 8 for further information.

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

On December 6, 2022, the Company announced a rights offering for its existing shareholders to participate in the purchase of additional shares of its common stock (the "2023 Rights Offering"). The 2023 Rights Offering commenced on February 7, 2023 and the associated subscription rights expired on March 1, 2023. Aggregate gross proceeds from the Rights Offering were $500,000 from the sale of 476,190,471 shares of the Company's common stock at a price of $1.05 per share, net of issuance costs of $619.

On January 19, 2023, the Company filed Amendment No. 2 to the Restated Certificate of Incorporation (the “Amendment No. 2”) with the Secretary of State of the State of Delaware to increase the number of authorized shares of its common stock by 650,000,000 (from 350,000,000 to 1,000,000,000), which became effective on such date.

On February 15, 2023, the $20,000 Zanganeh Note, as defined in Note 14, matured and the Company repaid the outstanding principal balance. In connection with the closing of the 2023 Rights Offering, the $400,000 Duggan Promissory Note, as defined in Note 14, matured and became due, and the Company satisfied all principal and accrued interest thereunder using a combination of a portion of the cash proceeds from the 2023 Rights Offering and the extinguishment of a portion of the amount due equal to the subscription price for shares subscribed by Mr. Duggan in the 2023 Rights Offering.

On March 17, 2023, the Company filed a registration statement on Form S-3 to register for resale the following shares of the Company's common stock at $0.01 par value: (i) 10,000,000 shares of Common Stock issued on January 17, 2023 in connection with the License Agreement with Akeso pursuant to which the Company issued Akeso such shares; and (ii) the 9,346,434 and 373,857 shares of Common Stock issued in December 2022 to the Company's CEO, Robert Duggan and Co-CEO, Dr. Mahkam Zanganeh, respectively, as payment of prepaid interest in connection with the Note Purchase Agreement dated December 6, 2022 between Robert Duggan, Dr. Mahkam Zanganeh and the Company. On April 27, 2023, the SEC issued the Company a Notice of Effectiveness for the registration statement on Form S-3 filed with the SEC.

On May 3, 2023, the Company announced plans to initiate Phase III clinical studies for ivonescimab in non-small cell lung cancer ("NSCLC"), specifically in the following indications:
a)ivonescimab combined with chemotherapy in patients with epidermal growth factor receptor ("EGFR")-mutated, locally advanced or metastatic non-squamous NSCLC who have progressed after treatment with a third-generation EGFR tyrosine kinase inhibitor ("TKI") (“HARMONi”); and
b)ivonescimab combined with chemotherapy in first-line metastatic squamous NSCLC patients (“HARMONi-3”)

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

On May 9, 2023, the Company announced that the first United States-based patient had been enrolled in the Phase III HARMONi study. HARMONi is a Phase III multiregional, randomized, double-blinded study. The study, designed with registration intent, has two primary endpoints: overall survival and progression-free survival.

2. Basis of Presentation and Use of Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of March 31, 2023 and for the three months ended March 31, 2023 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2022 has been derived from the consolidated audited financial statement as of that date. The results of the period are not necessarily indicative of full year results or any other interim period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Summit Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 9, 2023. The financial results of the Company's activities are reported in United States Dollars.

The progression of the COVID-19 pandemic continues to evolve and its enduring impact on the Company's business remains uncertain. Management believes the estimates and assumptions underlying its unaudited interim financial statements are reasonable and supportable based on the information available as of March 31, 2023, however, the extent to which the COVID-19 pandemic impacts the Company's financial results for the remainder of 2023 and beyond will depend on future developments that are highly uncertain and cannot be predicted at this time.

Our accounting policies are consistent with the Notes to Consolidated Financial Statements in our 2022 Form 10-K, except as updated below:

Marketable securities

Marketable securities consist of investments with original maturities greater than ninety days from the date of acquisition. The Company classifies investments with maturities of greater than 90 days as short-term, based on the liquid nature of the securities and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments as available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices or other observable inputs. Unrealized gains and losses are recorded as a component of other comprehensive income (loss). Realized gains and losses are determined on a specific identification basis and are included in other (expense) income. Amortization and accretion of discounts and premiums is also recorded in other (expense) income.

When the fair value is below the amortized cost of the asset an estimate of expected credit losses is made, the estimate is limited to the amount by which fair value is less than amortized cost. The credit-related impairment amount is recognized in the condensed consolidated statements of comprehensive loss and the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis the allowance for credit loss is written off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of comprehensive loss.

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

3. Recently Issued or Adopted Accounting Pronouncements

In May 2021, the FASB issued AS No. 2021-04, "Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging Contracts in Entity's Own Equity (Subtopic 815-40) - Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options". This ASU provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This ASU is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2021. The Company will apply this ASU on a prospective basis for any modifications or exchanges once this ASU is effective and at that time, will be able to determine the potential impact on its financial position, results of operations or cash flows. There have been no modifications or exchanges relating to this ASU during 2023 or 2022.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB ASC), the American Institute of Certified Public Accountants, and the SEC did not or are not expected to have a material impact on the Company's consolidated financial statements.

4. Liquidity and Capital Resources

During the three months ended March 31, 2023, the Company incurred a net loss of $542,376, and cash flows used in operating activities for the three months ended March 31, 2023 was $13,131. As of March 31, 2023, the Company had an accumulated deficit of $920,706, cash and cash equivalents of $70,969, short-term investments in U.S. treasury securities of $170,963 and current and long-term U.K. research and development tax credits receivable of $5,035. The Company expects to continue to generate operating losses for the foreseeable future.

Based on the Company's existing cash, cash equivalents and U.K. research and development tax credits, the Company has the ability to fund its operating costs and working capital needs for its planned clinical trials for ivonescimab for a period of at least twelve months from the date of issuance of these condensed consolidated financial statements.

Until the Company can generate substantial revenue and achieve profitability, the Company will need to raise additional capital to fund its ongoing operations and capital needs. The Company continues to evaluate options to further finance its operating cash needs for its product candidates through a combination of some, or all, of the following: equity and debt offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations, and marketing, distribution or licensing arrangements. While the Company believes that funds would be available in this manner before the second half of 2024, there is no assurance, however, that additional financing will be available when needed or that management of the Company will be able to obtain financing on terms acceptable to the Company. If the Company is unable to obtain funding when required in the future, the Company could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects.

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

5. Segment Reporting

The Company's chief operating decision makers (the "CODM function"), which are the Company's Co-CEOs, Mr. Duggan and Dr. Zanganeh, utilize consolidated financial information to make decisions about allocating resources and assessing performance for the entire Company. The CODM function approves of key operating and strategic decisions, including key

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
decisions in clinical development and clinical operating activities, entering into significant contracts, such as revenue contracts and collaboration agreements and approves the Company's consolidated operating budget. The CODM function views the Company's operations and manages its business as a single reportable operating segment. The Company's single operating segment covers the Company’s research and development activities, primarily comprising of oncology product research activities (including ivonescimab), and anti-infectives program activities. As the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

The Company operates in two geographic regions: the U.K. and the U.S. The following table summarizes the Company's long-lived assets, which include the Company's property and equipment, net and right-of-use assets by geography:

	March 31, 2023	December 31, 2022
United Kingdom	$1,983	$2,517
United States	2,358	2,564
	$4,341	$5,081

For details of revenue from external customers by geography refer to Note 6.

6. Revenue

The following table summarizes revenue by category:

	Three Months Ended March 31,
Revenue by category:	2023	2022
Licensing agreements	$—	$250
Revenue recognized in the three months ended March 31, 2022 consists only of amounts received from the license and commercialization agreement with Eurofarma Laboratórios S.A. No revenue has been recognized in the fiscal year 2023.
The following table summarizes revenue by geography:

	Three Months Ended March 31,
Revenue by geography:	2023	2022
Latin America	$—	$250
The analysis of revenue by geography has been identified on the basis of the customer’s geographical location.

The following table summarizes the deferred revenue relating to Eurofarma Laboratórios S.A. and deferred other income relating to BARDA (as defined in Note 7):

	2023	2022
Beginning deferred revenue and other income, January 1 (1)	$—	$7,939
Additions	—	255
Amount of deferred revenue and other income recognized in the statement of operations	—	(2,884)
Foreign currency adjustments	—	(213)
Ending deferred revenue and other income, March 31 (2)	$—	$5,097
____________
(1) Beginning deferred revenue and other income as of January 1, 2023 and 2022 included $0 of current and $0 of long-term deferred revenue and other income, and $7,939 of current and $0 of long-term deferred revenue and other income, respectively.
(2) Ending deferred revenue and other income as of March 31, 2023 and 2022 included $0 of current and $0 of long-term deferred revenue and other income, and $5,097 of current and $0 of long-term deferred revenue and other income, respectively.

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

No revenue was recognized during the three months ended March 31, 2023. Revenue recognized during the three months ended March 31, 2022 related to the upfront payment and the first two enrollment milestones earned in accordance with the Company's revenue recognition policy. The revenue was recognized ratably over the performance period to reflect the transfer of control to the customer occurring over the time period that the research and development services were provided by the Company. This output method is, in management’s judgment, the best measure of progress towards satisfying the performance obligation. As of December 31, 2022, the Company has recognized $4.7 million of cumulative income since inception.

7. Other Operating Income

The following table sets forth the components of other operating income by category:

	Three Months Ended March 31,
Other operating income by category:	2023	2022
Funding income from BARDA (as defined below)	$—	$2,634
Research and development tax credits	542	1,696
Grant income from CARB-X (as defined below)	34	477
Other income	8	—
	$584	$4,807

BARDA (as defined below)

In September 2017, the Company was awarded a funding contract from the Biomedical Advanced Research and Development Authority ("BARDA"), part of the Office of the Assistant Secretary for Preparedness and Response at the United States Department of Health and Human Services, in support of the Company's Ri-CoDIFy clinical trials and clinical development of ridinilazole. The awarded contract was originally worth up to $62,000. In June 2019 and again in January 2020, BARDA increased the value of the contract such that it was worth up to $72,500 and brought the total amount of committed funding to $62,400.

The contract ran through April 2022 and was extended through December 2022 as a no cost contract, solely to close out open activities. As of December 31, 2022, based on translation of historical foreign currency amounts in the period of recognition, the Company had recognized $59,203 of cumulative income since contract inception. As a result of the Company's decision, on September 28, 2022, to not pursue further internal clinical development of ridinilazole and seek partners or a divestiture related to ridinilazole as a path forward for the clinical development of the asset, the Company recorded expenses for the remaining clinical trial costs associated with the close out activities of ridinilazole and recognized the remainder of the deferred income that had been received from BARDA prior to the expenses being recognized during the third quarter of 2022.

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
As of March 31, 2023, the current and non-current research and development tax credit receivable was $4,500 and $535, respectively. As of December 31, 2022, the current and non-current research and development tax credit receivable was $5,766 and $0, respectively.

CARB-X (as defined below)

In May 2021, the Company announced the selection of a new preclinical candidate, SMT-738, from the DDS-04 series for development in the fight against multi-drug resistant infections, specifically Carbapenem-resistant Enterobacteriaceae ("CRE") infections. Simultaneously, the Company announced it had received an award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program ("CARB-X") to progress this candidate through preclinical development and Phase Ia clinical trials. The award commits initial funding of up to $4,100, with the possibility of up to another $3,700 based on the achievement of future milestones. As of March 31, 2023, based on translation of historical foreign currency amounts in the period, the Company has recognized $2,909 of cumulative income since contract inception. During the quarter ended September 30, 2022, CARB-X announced changes to its funding arrangements and terms and conditions, as a result the current arrangement concluded as of June 30, 2022.

8. Akeso Collaboration and License Agreement

On December 5, 2022, the Company entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso, Inc. and its affiliates (“Akeso”) pursuant to which the Company is in-licensing its breakthrough bispecific antibody, ivonescimab. The License Agreement and transaction closed in January 2023 following customary waiting periods.

Ivonescimab, known as AK112 in China and Australia, and also known as SMT112 in the United States, Canada, Europe, and Japan, is a novel, potential first-in-class bispecific antibody intending to combine the benefits of immunotherapy via a blockade of PD-1 with the anti-angiogenesis benefits of an anti-VEGF into a single molecule. Ivonescimab was engineered to bring two well established oncology targeted mechanisms together. Ivonescimab is currently in clinical development and, pursuant to the terms of the License Agreement, Summit will design and conduct the clinical trial activities to support regulatory filings in the Licensed Territory that Summit will submit. Pursuant to the terms of the License Agreement, Summit will have final decision making authority with respect to commercial strategy, pricing and reimbursement and other commercialization matters in the Licensed Territory. In connection with the License Agreement, the Company has also entered into a Supply Agreement with Akeso, pursuant to which Summit agree to purchase a certain portion of drug substance for clinical and commercial supply. Summit is not assuming any liabilities (including contingent liabilities), acquiring any physical assets or trade names, or hiring or acquiring any employees from Akeso in connection with the License Agreement. Through the License Agreement, the Company obtained the rights to develop and commercialize SMT112 in the United States, Canada, Europe, and Japan (the “Licensed Territory”). Over 750 patients have been dosed with ivonescimab in clinical studies in China and Australia.

In exchange for the rights obtained, an upfront payment of $500,000 was made to Akeso, of which $274,900 was paid in cash and, pursuant to the License Agreement and Issuance Agreement, Akeso elected to receive 10 million shares of our common stock in lieu of $25,100 cash. The remaining $200,000 amount of the upfront payment was paid on March 6, 2023.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
The Company has accounted for the License Agreement to acquire the rights to develop and commercialize SMT112 as the acquisition of an asset. All of the consideration relates to SMT112 and technological feasibility of the asset has not yet been established since SMT112 is in clinical development, as such the Company has expensed the consideration as in-process research and development upon closing of the transaction. In-process research and development expense for the three months ended March 31, 2023 was $520,915, which is comprised of the $474,900 paid in cash, the fair value of the 10 million shares of common stock on the date of closing the transaction of $45,900, and $115 of direct transactions costs incurred.

In addition to the payments already made to Akeso, under the License Agreement, there are additional potential milestone payments of up to $4,500,000, as Akeso will be eligible to receive regulatory milestones of up to $1,050,000 and commercial milestones of up to $3,450,000. In addition, Akeso will be eligible to receive low double-digit royalties on net sales.

9. Other (Expense) Income, net

The following table sets forth the components of other (expense) income:

	Three Months Ended March 31,
	2023	2022
Foreign currency gains (losses)	$508	$930
Interest expense on promissory notes payable to related parties	(8,327)	(152)
Investment income	1,761	—
Reclassification of cumulative currency translation gain(1)	419	—
Other income (expense)	417	(17)
	$(5,222)	$761

For the three months ended March 31, 2023 other expense, net primarily consisted of loan interest expense incurred related to the $520,000 promissory notes, as described in Note 14, partially offset by investment income related to our money market funds and short-term investments as of March 31, 2023, and favorable changes in foreign currency.

(1) Effective January 17, 2023, the Company dissolved the following dormant entities; Summit (Cambridge) Limited, Summit (Wales) Limited, Summit Corporation Employee Benefit Trust Company Limited, Summit Corporation Limited, Summit Discovery 1 Limited and Summit Infectious Diseases Limited. As a result, the Company reclassified $419 of cumulative foreign currency translation adjustments from accumulated other comprehensive loss relating to these entities.

10. Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022
Net loss	$(542,376)	$(21,397)

Basic weighted average number of shares of common stock outstanding	378,163,980	140,040,370
Diluted weighted average number of shares of common stock outstanding	378,163,980	140,040,370

Basic net loss per share	$(1.43)	$(0.15)
Diluted net loss per share	$(1.43)	$(0.15)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the diluted net loss by the weighted-average number of common shares outstanding for the period, including potentially dilutive common shares. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all potential common share equivalents outstanding would have been anti-dilutive. The 2023 Rights Offering

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
exercise price of $1.05 per share was less than the closing price of $1.82 per share on March 1, 2023, the expiration of the Rights Offering, as such the Company has retroactively adjusted earnings per share and weighted average number of shares outstanding for the bonus element for all periods presented.

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	March 31,
	2023	2022
Options to purchase common stock	20,179,822	13,142,069
Warrants	5,821,137	5,821,137
Shares expected to be purchased under employee stock purchase plan	206,772	134,440
	26,207,731	19,097,646

11. Fair Value Measurements and Investments

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

During the three months ended March 31, 2023, cash consists of non-interest-bearing deposits denominated in the U.S. dollar, British pound and Euro, and the Company invested cash in a money market fund and U.S. treasury securities. All highly liquid investments with a maturity date of 90 days or less at the date of purchase are considered to be cash equivalents. All investments with a maturity of greater than 90 days, but less than one year are considered to be short-term investments. The appropriate classification of investments in securities is determined by the Company at the time of purchase.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
The following tables sets forth the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	Fair Value Measurements as of March 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$21,090	$—	$—	$21,090
Short-term investments:
U.S. Government treasury bills	$—	$170,963	$—	$170,963
Total financial assets	$21,090	$170,963	$—	$192,053

	Fair Value Measurements as of December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$60,783	$—	$—	$60,783
U.S. Government treasury bills	$—	$225,730	$—	$225,730
Total financial assets	$60,783	$225,730	$—	$286,513

The tables above do not include cash at March 31, 2023 and December 31, 2022 of $49,879 and $62,094, respectively.

The Company believes that the carrying amounts of prepaid expenses, other current assets, accounts payable, and accrued expenses approximates their fair values due to the short-term nature of those instruments. The carrying value of the Company’s promissory note approximates its fair value due to the recent issuance of the notes in December 2022 when compared to market interest rates (which represents a Level 2 measurement).

The following table summarizes the Company’s investments as of March 31, 2023:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss	Fair Value
Assets
U.S. Government treasury bills	$169,995	$968	$—	$—	$170,963
Total	$169,995	$968	$—	$—	$170,963

The following table summarizes the Company’s investments by contractual maturity as of March 31, 2023:

	March 31, 2023
	Amortized Cost	Fair Value
Due within one year	$169,995	$170,963
Total	$169,995	$170,963

The Company did not have investments as of December 31, 2022.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

12. Goodwill and Intangible Assets

As of March 31, 2023 and December 31, 2022, goodwill was $1,839 and $1,798, respectively. Changes in goodwill during the three months ended March 31, 2023 and 2022, respectively, are the result of foreign currency movements only. As of March 31, 2023, there have been no cumulative goodwill impairments recognized.

Components of the Company's acquired intangible assets are comprised of the following:

	March 31, 2023			December 31, 2022
	Gross carrying amount	Accumulated amortization and impairment	Net	Gross carrying amount	Accumulated amortization and impairment	Net
Utrophin program acquired	$4,487	$(4,487)	$—	$4,015	$(4,015)	$—
Discuva platform acquired	13,196	(13,196)	—	12,900	(12,900)	—
Option over non-financial asset	835	(835)	—	816	(816)	—
Other patents and licenses	136	(136)	—	133	(133)	—
	$18,654	$(18,654)	$—	$17,864	$(17,864)	$—

For the three months ended March 31, 2023 and 2022, amortization expense was $0 and $248, respectively. Changes in the gross carrying amount are the result of foreign currency movements.

13. Leases

The Company has operating leases for real estate. The Company does not have any finance leases.

There were no new right-of-use assets recorded during each of the three month periods ended March 31, 2023 and 2022. The carrying value of the right-of-use assets as of March 31, 2023 and December 31, 2022 was $3,928 and $4,175, respectively.

Lease Cost:	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Fixed lease costs	$346	$212
Variable lease costs	43	10
Total lease cost	$389	$222

Short-term lease costs for each of the three month periods ended March 31, 2023 and 2022 were immaterial.

Other information:	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating cash flows used for operating leases	$367	$297
Weighted average remaining lease term (years)	3.1	4.1
Weighted average discount rate	5.7%	2.7%

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

14. Promissory Notes Payable to Related Parties

Non-current and current debt consisted of the following:

	Current notes		Non-current notes
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Principal amounts	$—	$20,000	$100,000	$500,000
Debt discount	—	(230)	—	(5,460)
Total promissory notes payable to related parties	$—	$19,770	$100,000	$494,540

On December 6, 2022, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement"), with Mr. Duggan and Dr. Zanganeh, pursuant to which the Company agreed to sell to each of Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the aggregate amount of $520,000. Pursuant to the Note Purchase Agreement, the Company issued to Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the amount of $400,000 (the "Duggan February Note") and $20,000 (the "Zanganeh Note"), respectively, which would mature and become due on February 15, 2023 and an unsecured promissory note to Mr. Duggan in the amount of $100,000 (the “Duggan September Note” and together with the Duggan February Note and the Zanganeh Note, the “December 2022 Notes”), which would mature and become due on September 15, 2023. The maturity dates of the December 2022 Notes could be extended one or more times at the Company’s election, but in no event to a date later than September 6, 2024. In addition, if the Company shall consummate a public offering, then upon the later to occur of (i) five business days after the Company receives the net cash proceeds therefrom or (ii) May 15, 2023, the Duggan February Note and the Zanganeh Note shall be prepaid by an amount equal to the lesser of (a) 100% of the amount of the net proceeds of such offering and (b) the outstanding principal amount on such Notes.

On January 19, 2023, the Company provided notice to extend the term of the Duggan February Note and Duggan September Note to a maturity date of September 6, 2024. Furthermore, on January 19, 2023, the Company and Mr. Duggan rectified the Duggan February Note and Duggan September Note in order to correctly reflect the parties’ intent that the Company may only prepay (i) the Duggan February Note following the completion of a public rights offering to be conducted by Summit in the approximate amount of $500,000, or a similar capital raise, in an amount equal to the lesser of (x) the net proceeds of the Rights Offering or such capital raise or (y) the full amount outstanding of the Duggan February Note, and (ii) Duggan September Note following the completion of a capital raising transaction subsequent to the 2023 Rights Offering in an amount equal to the lesser of (i) the net proceeds of such capital raise or (ii) the full amount outstanding of the Duggan September Note. Following the issuance of the two new Promissory Notes (the “Duggan Promissory Notes”), the Duggan February Note and Duggan September Note were marked as “cancelled” on their face and replaced in their entirety by the Duggan Promissory Notes (together with the Zanganeh Note, the "Notes").

On February 15, 2023, the $20,000 Zanganeh Note matured and the Company repaid the outstanding principal balance. In connection with the closing of the 2023 Rights Offering, the $400,000 Duggan Promissory Note matured and became due, and the Company satisfied all principal and accrued interest thereunder using a combination of a portion of the cash proceeds from the 2023 Rights Offering and the extinguishment of a portion of the amount due equal to the subscription price for shares subscribed by Mr Duggan in the 2023 Rights Offering.

The Notes accrue interest at an initial rate of 7.5%. All interest on the Notes was paid on the date of signing for the period through February 15, 2023. Such prepaid interest was paid in a number of shares of the Company’s common stock, par value $0.01 (“Common Stock”) equal to the dollar amount of such prepaid interest, divided by $0.7913 (the consolidated closing bid price immediately preceding the time the Company entered into the Note Purchase Agreement, plus $0.01), which was 9,720,291 shares. For all applicable periods following the February 15, 2023, interest shall accrue on the outstanding principal balance of the Notes at the US prime interest rate, as reported in the Wall Street Journal, plus 50 basis points, as adjusted monthly, for three months immediately following February 15, 2023, and thereafter at the US prime rate plus 300 basis points, as adjusted monthly.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Debt issuance costs associated with the Notes were $44 and were capitalized as part of the carrying value of the promissory notes payable to related parties. The Company incurred interest expense of $8,327 during the three months ended March 31, 2023, which included amortized imputed interest of $761. As of March 31, 2023, accrued interest of $999 payable on the Duggan September Note and as of December 31, 2022, accrued interest of $0, is included within accrued expenses in the condensed consolidated balance sheets.

Imputed interest is calculated as the difference between the expected interest payable and the deemed market rate of interest and is recorded as a debt discount at inception of the note payable with a credit to additional paid-in capital for notes payable to related parties. The debt discount is amortized to interest expense using an effective interest rate method. The effective interest rate of the Duggan February Note and Zanganeh Note was 8.9% and the effective interest rate of the Duggan September Note is 8.8%.

As of March 31, 2023, the estimated future principal payments due were as follows:

March 31, 2023
2023	$—
2024	100,000
$100,000

15. Stock-Based Compensation and Warrants

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

The following table presents the stock option activity for both the 2016 Plan and the 2020 Plan as of March 31, 2023:

	Three Months Ended March 31, 2023	Weighted average exercise price
Outstanding at December 31, 2022	19,476,359	$3.55
Granted	918,950	$2.75
Forfeited	(38,250)	$3.74
Exercised	(177,237)	$2.26
Outstanding at March 31, 2023	20,179,822	$3.53
Exercisable at March 31, 2023	3,920,110	$5.08

The total intrinsic value of all outstanding and exercisable stock options at March 31, 2023 was $5,115 and $63, respectively.

The total stock-based compensation expense included in the Company's condensed consolidated statements of comprehensive loss was as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$1,086	$1,874
General and administrative	1,689	2,122
Total stock-based compensation expense	$2,775	$3,996

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Warrants

The Company had outstanding and exercisable warrants of 5,821,137 with a weighted average exercise price of $1.56 as of March 31, 2023 and December 31, 2022.

16. Related Party Transactions
July 25, 2022 First Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 25, 2022 the Company entered into a first amendment, dated July 19, 2022, to its initial sublease agreement with Maky Zanganeh and Associates, Inc. ("MZA") consisting of 4,500 square feet of office space at 2882 Sand Hill Road, Menlo Park, California entered into on March 26, 2021. The sublease term, which was set to expire on September 30, 2022, was extended for a period of thirty-nine months from October 1, 2022 through December 31, 2025. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the three months ended March 31, 2023, payments of $189, were made pursuant to the first amendment to the Sublease Agreement. During the three months ended March 31, 2022, payments of $179, were made pursuant to the initial Sublease Agreement.

July 29, 2022 Second Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 29, 2022, the Company entered into a second amendment, dated August 1, 2022, to its existing sublease agreement with MZA, described above. The second amendment was effective as of August 1, 2022 and expires on December 31, 2025. The second amendment includes an additional 1,277 square feet (the "Expansion Premises") of office space at 2882 Sand Hill Road, Menlo Park, California. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the three months ended March 31, 2023, payments of $54, were made pursuant to the second amendment to the Sublease Agreement.

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

On January 19, 2023, the Company provided notice to extend the term of the Duggan February Note and Duggan September Note to a maturity date of September 6, 2024. Furthermore, on January 19, 2023, the Company and Mr. Duggan rectified the Duggan February Note and Duggan September Note in order to correctly reflect the parties’ intent that the Company may only prepay (i) the Duggan February Note following the completion of a public rights offering to be conducted by Summit in the approximate amount of $500,000, or a similar capital raise, in an amount equal to the lesser of (x) the net proceeds of the 2023 Rights Offering or such capital raise or (y) the full amount outstanding of the Duggan February Note, and (ii) Duggan September Note following the completion of a capital raising transaction subsequent to the 2023 Rights Offering in an amount equal to the lesser of (i) the net proceeds of such capital raise or (ii) the full amount outstanding of the Duggan September Note. Following the issuance of the two new Promissory Notes, the Duggan Promissory Notes, the Duggan February Note and Duggan September Note were marked as “cancelled” on their face and replaced in their entirety by the Duggan Promissory Notes.

On February 15, 2023, the $20,000 Zanganeh Note, matured and the Company repaid the outstanding principal balance. In connection with the closing of the 2023 Rights Offering, the $400,000 Duggan Promissory Note, matured and became due, and the Company satisfied all principal and accrued interest thereunder using a combination of a portion of the cash proceeds from the 2023 Rights Offering and the extinguishment of a portion of the amount due equal to the subscription price for shares subscribed by Mr Duggan in the 2023 Rights Offering (as defined above).

The Notes accrue interest at an initial rate of 7.5%. All interest on the Notes was paid on the date of signing for the period through February 15, 2023. Such prepaid interest was paid in a number of shares of the Company’s Common Stock equal to the dollar amount of such prepaid interest, divided by $0.7913 (the consolidated closing bid price immediately preceding the time the Company entered into the Note Purchase Agreement, plus $0.01), which was 9,720,291 shares. For all applicable periods following the February 15, 2023, interest shall accrue on the outstanding principal balance of the Notes at the United States prime interest rate, as reported in the Wall Street Journal, plus 50 basis points, as adjusted monthly, for three months immediately following February 15, 2023, and thereafter at the United States prime rate plus 300 basis points, as adjusted monthly.

Akeso License Agreement

Upon the closing of the License Agreement, the Board of Directors (the “Board”) of the Company appointed Dr. Yu (Michelle) Xia to serve as a member of the Board pursuant to the terms of the License Agreement. Dr. Xia is the founder of Akeso, Inc., and has been the chairwoman, president and CEO of the Company since its inception in 2012. For details on the License Agreement, see Note 8. Furthermore, in connection with the License Agreement, the Company also entered into a Supply Agreement with Akeso, pursuant to which Summit agreed to purchase a certain portion of drug substance for clinical and commercial supply (the “Supply Agreement”). During the three months ended March 31, 2023, the transactions pursuant to the Supply Agreement were in the ordinary course of business.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
2023 Rights Offering

On December 6, 2022, the Company announced a rights offering for its existing shareholders to participate in the purchase of additional shares of its Common Stock for $1.05 per share. The 2023 Rights Offering commenced on February 7, 2023 and the associated subscription rights expired on March 1, 2023. Aggregate gross proceeds from the 2023 Rights Offering were $500,000 from the sale of 476,190,471 shares of the Company's common stock and issuance costs were $619. Mr. Duggan and Dr. Zanganeh fully subscribed to their respective basic subscription rights at a price of $1.05 per share. To satisfy the $395,314 subscription price for the shares subscribed by Mr Duggan in the 2023 Rights Offering, Mr Duggan agreed with the Company to extinguish a portion of the amount due and payable to him by the Company at the closing of the 2023 Rights Offering pursuant to the $400,000 Duggan Promissory Note in an amount equal to the subscription price.

Registration of Shares

On March 17, 2023, the Company filed a registration statement on Form S-3 to register for resale the following shares of the Company's common stock at $0.01 par value: (i) 10,000,000 shares of Common Stock issued on January 17, 2023 in connection with the License Agreement with Akeso pursuant to which the Company issued Akeso such shares; and (ii) the 9,346,434 and 373,857 shares of Common Stock issued in December 2022 to the Company's CEO, Robert Duggan and Co-CEO, Dr. Mahkam Zanganeh, respectively, as payment of prepaid interest in connection with the Note Purchase Agreement dated December 6, 2022 between Robert Duggan, Dr. Mahkam Zanganeh and the Company. On April 27, 2023, the SEC issued the Company a Notice of Effectiveness for the registration statement on Form S-3.

17. Commitments and Contingencies

Fixed Asset Purchase Commitments

As of March 31, 2023 and December 31, 2022, the Company had no capital commitments.

Lease Commitments

The Company leases office and laboratory space. There have been no material changes to the Company's lease commitments as of December 31, 2022 which were disclosed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2023.

Debt commitments
Refer to Note 14 for discussion of promissory notes payable to related parties.

Other Commitments

The Company enters into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. Most contracts provide for termination upon notice, and therefore are cancellable contracts. There have been no material changes to the Company's other contractual commitments as of December 31, 2022 which were disclosed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2023.

The Company has certain commitments under its agreements with the Akeso, Wellcome Trust, the University College London and certain employees, former employees and former directors of Discuva, pursuant to which it will be required to pay royalties or make milestone payments. The License Agreement with Akeso also contains certain manufacturing and purchase commitments. As of March 31, 2023, the Company is unable to estimate the amount, timing or likelihood of achieving the milestones, making future product sales or assessing estimated forecasts for manufacturing and supplied materials which these contingent payment obligations relate to.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Indemnifications

The Company's certificate of incorporation provides that it will indemnify the directors and officers to the fullest extent permitted by Delaware law. In addition, the Company has entered into indemnification agreements with all of the directors and executive officers. These indemnification agreements may require the Company, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of the Company's directors or executive officers. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2023 and December 31, 2022.

Legal Proceedings

The Company is not currently subject to any material legal proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and our audited consolidated financial statements and related notes for the year ended December 31, 2022 included in our Form 10-K, filed on March 9, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this filing, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target,” “intend” and similar expressions should be considered forward-looking statements. As a result of many factors, including those factors set forth in the risks identified the “Risk Factors’’ section of our other filings with the Securities and Exchange Commission, or the SEC, our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

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

Recent Events

On December 5, 2022, we entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso, Inc. and its affiliates (“Akeso”) pursuant to which we are partnering with Akeso to in-license its breakthrough bispecific antibody, ivonescimab. Ivonescimab, known as AK112 in China and Australia, and also as SMT112 in the United States, Canada, Europe, and Japan, is a novel, potential first-in-class bispecific antibody intending to combine the benefits of immunotherapy via a blockade of PD-1 with the anti-angiogenesis benefits of an anti-VEGF into a single molecule. Ivonescimab was engineered to bring two well established oncology targeted mechanisms together. Through the License Agreement, we obtained the rights to develop and commercialize SMT112 in the United States, Canada, Europe, and Japan (the “Licensed Territory”). The License Agreement and transaction closed in January 2023 following customary waiting periods.

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

On December 6, 2022, the Company announced a rights offering for its existing shareholders to participate in the purchase of additional shares of its common stock (the "2023 Rights Offering"). The 2023 Rights Offering commenced on February 7, 2023 and the associated subscription rights expired on March 1, 2023. Aggregate gross proceeds from the 2023 Rights Offering were $500,000 from the sale of 476,190,471 shares of the Company's common stock at a price of $1.05 per share and issuance costs were $619.

On January 19, 2023, the Company filed Amendment No. 2 to the Restated Certificate of Incorporation (the “Amendment No. 2”) with the Secretary of State of the State of Delaware to increase the number of authorized shares of its common stock by 650,000,000 (from 350,000,000 to 1,000,000,000), which became effective on such date.

On February 15, 2023, the $20,000 Zanganeh Note, as defined in note 14, matured and the Company repaid the outstanding principal balance. In connection with the closing of the 2023 Rights Offering, the $400,000 Duggan Promissory Note, as defined in note 14, matured and became due, and the Company satisfied all principal and accrued interest thereunder using a combination of a portion of the cash proceeds from the 2023 Rights Offering and the extinguishment of a portion of the amount due equal to the subscription price for shares subscribed by Mr Duggan in the 2023 Rights Offering.

On May 3, 2023 we announced plans to initiate Phase III clinical studies for Ivonescimab in non-small cell lung cancer (NSCLC), specifically in the following indications:
a)Ivonescimab combined with chemotherapy in patients with epidermal growth factor receptor (EGFR)-mutated, locally advanced or metastatic non-squamous NSCLC who have progressed after treatment with a third-generation EGFR tyrosine kinase inhibitor (TKI) (“HARMONi”)
b)Ivonescimab combined with chemotherapy in first-line metastatic squamous NSCLC patients (“HARMONi-3”)

On May 9, 2023, we announced that the first United States-based patient had been enrolled in the Phase III HARMONi study. HARMONi is a Phase III multiregional, randomized, double-blinded study. The study, designed with registration intent, has two primary endpoints: overall survival and progression-free survival.

In conjunction with the significant change in our strategy and shift in focus to the therapeutic area of oncology, the Company is re-prioritizing its investments and financial resources towards the development of ivonescimab. This will result in reduced investment in our infectious diseases programs, including reducing research and development employee compensation-related costs and facility-related costs incurred with respect to our laboratory and office space.

Results of Operations

The following table sets forth our results of operations for the three month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in millions)	2023	2022
Revenue	$—	$0.3
Operating expenses:
Research and development	9.9	20.6
In-process research and development	520.9	—
General and administrative	6.9	6.7
Total operating expenses	537.7	27.3
Other operating income	0.6	4.8
Operating loss	(537.1)	(22.2)
Other (expense) income, net	(5.2)	0.8
Net loss	$(542.3)	$(21.4)
Revenue

Revenue for the three months ended March 31, 2022 relates to revenue from our license and commercialization agreement with Eurofarma Laboratórios S.A. ridinilazole, the Company's product candidate for treating patients suffering from Clostridioides difficile infection, also known as C. difficile infection. This revenue was recognized ratably over the determined performance period that the research and development services were provided. The decrease for the three month period ended March 31, 2023 compared to the same period in the prior year is attributed to the total milestones received of $4.8 million being fully recognized ratably over the determined performance period, which ended during 2022. We are not currently anticipating receipt of additional milestone payments under this agreement, since in September 2022 the Company determined that it would seek partners or a divestiture of ridinilazole as the path forward for the clinical development of the asset.

Operating Expenses

Research and Development Expenses

The table below summarizes our research and development expenses by category for the three month periods ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
(in millions)	2023	2022
Oncology	$2.4	$—
Anti-infectives	0.4	12.5
Compensation related costs, excluding stock-based compensation	4.8	5.0
Stock-based compensation	1.1	1.9
Other research and development costs	1.2	1.2
Total	$9.9	$20.6

The entry into the License Agreement with Akeso, Inc., effective in January 2023, represents a significant change in our strategy from anti-infectives to the therapeutic area of oncology. We have invested our resources in the clinical development of ivonescimab during the three months ended March 31, 2023.

In light of the change in strategy, research and development expenses decreased by $10.7 million during the three months ended March 31, 2023, compared to the same period in the prior year, primarily due to a decrease of $12.1 million relating to winding down the development efforts related to our anti-infective programs for CDI and SMT-738, and a decrease of $0.8 million in stock-based compensation due to awards becoming fully amortized during the period and awards expensed at lower fair values as compared to awards expensed in the prior period, offset by our investment in Oncology expenses of $2.4 million.

Oncology expenses represent our investment in the clinical development of ivonescimab, known as SMT112 in the United States, Canada, Europe, and Japan. On May 3, 2023 we announced plans to initiate Phase III clinical studies for ivonescimab in non-small cell lung cancer ("NSCLC") and on May 9, 2023, we announced that the first United States-based patient had been enrolled in the Phase III HARMONi study.

In-process research and development

The table below summarizes our in-process research and development expenses by category for the three month periods ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
(in millions)	2023	2022
Upfront milestone payments	$520.8	$—
Direct transaction costs	0.1	—
Total	$520.9	$—

Our investment in ivonescimab totaled $520.9 million for the three months ended March 31, 2023 and primarily relates to our upfront milestone payments pursuant to the License Agreement with Akeso. The License Agreement closed in January 2023, and both Akeso and Summit entered into the Common Stock Issuance Agreement (“Issuance Agreement”). Pursuant to the License Agreement and Issuance Agreement, Akeso elected to receive 10 million shares of our common stock in lieu of $25.1 million cash and was paid $274.9 million in cash as the initial upfront payment. The remaining $200.0 million upfront payment was paid on March 6, 2023. In-process research and development expense comprised of the $474.9 million paid in cash, the fair value of the 10 million shares of common stock on the date of closing the transaction of $45.9 million, and $0.1 million of direct transactions costs incurred.

General and Administrative Expenses

The table below summarizes our general and administrative expenses by category for the three month periods ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
(in millions)	2023	2022
Compensation related costs, excluding stock-based compensation	$2.5	$2.0
Stock-based compensation	1.7	2.0
Legal fees and professional services(1)	1.7	1.6
Other general and administrative expenses	1.0	1.1
Total	$6.9	$6.7
General and administrative expenses increased by $0.2 million for the three months ended March 31, 2023, compared to the same period in the prior year, primarily due to an increase of $0.5 million in compensation related expenses as the Company is focused on building our executive management team to support the growth of the Company, offset by a decrease of $0.3 million in stock-based compensation due to awards becoming fully amortized during the period and awards expensed at lower fair values as compared to awards expensed in the prior period.
(1) Note management has updated this category to include general and administrative consulting expenses and has reclassified these expenses in the prior period for consistency. These expenses of $0.6 million were previously recorded in Compensation related costs.

Other Operating Income

The table below summarizes our other operating income by category for the three month periods ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
(in millions)	2023	2022
Research and development tax credits	$0.6	$1.7
Funding income from BARDA	—	2.6
Grant income from CARB-X	—	0.5
	$0.6	$4.8

U.K. research and development tax credits decreased by $1.1 million for the three month period ended March 31, 2023, compared to the same period in the prior year, due to a decrease in clinical and manufacturing activity spend associated with the ridinilazole Phase III clinical program, which resulted in a decrease in tax credits claimed, coupled with a decrease in eligible expenses claimed due to recent changes in U.K. tax legislation.

Funding income from BARDA decreased by $2.6 million for the three months ended March 31, 2023, compared to the same periods in the prior year, due to management's decision to seek partners or a divestiture of ridinilazole as the path forward for the clinical development of the asset as of September 2022, coupled with our significant change in our strategy to the therapeutic area of oncology.

Grant income received from CARB-X decreased by $0.5 million for the three months ended March 31, 2023, compared to the same period in the prior year, due to the current arrangement for our preclinical candidate SMT-738 concluding during 2022, coupled with the decision that all business activities related to anti-infectives are being reviewed for partnership opportunities for potential further development in light of our significant change in our strategy to the therapeutic area of oncology.

Other (Expense) Income, net

The table below summarizes our other (expense) income, net by category for the three month periods ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
(in millions)	2023	2022
Foreign currency gains (losses)	$0.5	$0.9
Interest expense on promissory notes payable to related parties	(8.3)	(0.1)
Investment income	1.8	—
Reclassification of cumulative currency translation gain	0.4	—
Other income (expense)	0.4	—
	$(5.2)	$0.8

Other (expense) income, net decreased by $6.0 million for the three months ended March 31, 2023, compared to the same period in the prior year, primarily due to an increase of $8.2 million in interest expense on promissory notes to related parties as it related to the $520 million promissory notes issued to our CEO and Co-CEO in December 2022, and a decrease of $0.4 million of favorable changes in foreign currency gains, partially offset by an increase of $1.8 million in investment income related to our investments in money market funds and U.S. government securities, and an increase of $0.4 million related to the reclassification of cumulative foreign currency translation gains from accumulated other comprehensive loss. Effective January 17, 2023, we dissolved the following dormant entities; Summit (Cambridge) Limited, Summit (Wales) Limited, Summit Corporation Employee Benefit Trust Company Limited, Summit Corporation Limited, Summit Discovery 1 Limited and Summit Infectious Diseases Limited. As a result, we reclassified $0.4 million of cumulative foreign currency translation gains from accumulated other comprehensive loss relating to these entities.

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

On March 10, 2022, we received net proceeds of $25.0 million from the issuance of an unsecured promissory notes (the "March 2022 Note"). On August 8, 2022, we received net proceeds of $99.9 million from the sale of 103,092,783 share of Common Stock at a price of $0.97 per share from our 2022 Rights Offering, the proceeds of which were used in part to repay amounts outstanding on the March 2022 Note.

On December 6, 2022, the Company entered into a Note Purchase Agreement, with Mr. Duggan and Dr. Zanganeh, pursuant to which the Company agreed to sell to each of Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the aggregate amount of $520 million. Pursuant to the Note Purchase Agreement, the Company issued to Mr. Duggan and Dr. Zanganeh the unsecured Duggan February Note in the amount of $400 million and $20 million Zanganeh Note, respectively, which would mature and become due on February 15, 2023 and an unsecured Duggan September Note to Mr. Duggan in the amount of $100 million, which will mature and become due on September 15, 2023. The maturity dates of the December 2022 Notes could be extended one or more times at the Company’s election, but in no event to a date later than September 6, 2024. In addition, if the Company shall consummate a public offering, then upon the later to occur of (i) five business days after the Company receives the net cash proceeds therefrom or (ii) May 15, 2023, the Duggan February Note and the Zanganeh Note shall be prepaid by an amount equal to the lesser of (a) 100% of the amount of the net proceeds of such offering and (b) the outstanding principal amount on such Notes. On January 19, 2023, the Company provided notice to extend the term of the Duggan February Note and Duggan September Note to a maturity date of September 6, 2024. Furthermore, on January 19, 2023, the Company and Mr. Duggan rectified the Duggan February Note and Duggan September Note in order to correctly reflect the parties’ intent that the Company may only prepay (i) the Duggan February Note following the completion of a public rights offering to be conducted by Summit in the approximate amount of $500 million, or a similar capital raise, in an amount equal to the lesser of (x) the net proceeds of the 2023 Rights Offering or such capital raise or (y) the full amount outstanding of the Duggan February Note, and (ii) Duggan September Note following the completion of a capital raising transaction subsequent to the 2023 Rights Offering in an amount equal to the lesser of (i) the net proceeds of such capital raise or (ii) the full amount outstanding of the Duggan September Note. Following the issuance of the Duggan Promissory Notes, the Duggan February Note and Duggan September Note were marked as “cancelled” on their face and replaced in their entirety by the Notes. The Notes accrue interest at an initial rate of 7.5%. All interest on the Notes was paid on the date of signing for the period through February 15, 2023. Such prepaid interest was paid in a number of shares of the Company’s common stock, par value $0.01 (“Common Stock”) equal to the dollar amount of such prepaid interest, divided by $0.7913 (the consolidated closing bid price immediately preceding the time the Company entered into the Note Purchase Agreement, plus $0.01), which was 9,720,291 shares. For all applicable periods following the February 15, 2023, interest shall accrue on the outstanding principal balance of the Notes at the US prime interest rate, as reported in the Wall Street Journal, plus 50 basis points, as adjusted monthly, for three months immediately following February 15, 2023, and thereafter at the US prime rate plus 300 basis points, as adjusted monthly. On February 15, 2023, the $20 million Zanganeh Note matured and the Company repaid the outstanding principal balance. In connection with the closing of the 2023 Rights Offering, the $400 million Duggan Promissory Note matured and became due, and the Company satisfied all principal and accrued interest thereunder using a combination of a portion of the cash proceeds from the 2023 Rights Offering and the extinguishment of a portion of the amount due equal to the subscription price for shares subscribed by Mr Duggan in the 2023 Rights Offering. Following the repayment of this note, only the $100 million Duggan September Note remains outstanding.

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

During the three months ended March 31, 2023, we incurred a net loss of $542.4 million and cash flows used in operating activities for the three months ended March 31, 2023 was $13.1 million. As of March 31, 2023, we had an accumulated deficit of $920.7 million, cash and cash equivalents of $71.0 million short-term investments in U.S. treasury securities of

$170,963 and current and current and long-term U.K. research and development tax credits receivable of $5.0 million. These losses could continue for the next several years as we invest in clinical development of ivonescimab.

We believe that our financial resources as of March 31, 2023 will fund our operating costs and working capital needs for our planned clinical trials for ivonescimab going into the second half of 2024. In addition to the payments already made to Akeso, under the License Agreement there are additional potential milestone payments of $4.5 billion, as Akeso will be eligible to receive regulatory milestones of up to $1.05 billion and commercial milestones of up to $3.45 billion. In addition, Akeso will be eligible to receive low double-digit royalties on net sales.

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

Until we can generate substantial revenue and achieve profitability, we will need to raise additional capital to fund ongoing operations and capital needs, including the payment of the milestone payments referenced above. We continue to evaluate options to further finance its operating cash needs for its product candidates through a combination of some, or all, of the following: equity and debt offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations, and marketing, distribution or licensing arrangements. While we believe that funds would be available in this manner before the second half of 2024, there is no assurance, however, that additional financing will be available when needed or that we will be able to obtain financing on acceptable terms. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce, or terminate our product development, product portfolio expansion, future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could adversely affect its business prospects.

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

Cash Flows
The following table summarizes the results of our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash used in operating activities	$(13.1)	$(19.0)
Net cash used in investing activities	$(645.1)	$(0.4)
Net cash provided by financing activities	$80.1	$25.2
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2023 was $13.1 million and resulted from a net loss of $542.4 million, which included an adjustment of $475.0 million cash payments to investing activities for the purchase of in-process research and development from Akeso under the terms of the License Agreement and the associated direct transaction costs, non-cash charges of $54.8 million and a net decrease in working capital of $0.5 million. The non-cash charges primarily comprised of $45.9 million issuance of shares in lieu of cash for Akeso upfront payment, $6.1 million non-cash interest expense and $2.8 million of non-cash charges related to stock-based compensation. The net increase in working capital was primarily due to a decrease of $3.2 million in accrued compensation, partially offset by a decrease of $0.9 million in the research and development tax credit receivable, and a decrease of $0.4 million in other non-current assets.
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
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 primarily comprised of $475.0 million cash payments made to Akeso for the upfront payment pursuant to the License Agreement and $170.0 million for the purchase of short-term investments in U.S. treasury securities.
Net cash used in investing activities for the three months ended March 31, 2022 was for the purchase of property and equipment only.
Financing Activities
Net cash provided by financing activities was $80.1 million for the three months ended March 31, 2023 and was due to net proceeds received of $104.1 million (net of paid issuance costs) related to the issuance of common stock from the 2023 Rights Offering and net of the extinguishment of $395.3 million of principal and accrued interest due and payable by us under the $400 million Duggan Promissory Note in satisfaction of the subscription price for the shares subscribed by Mr. Duggan in the 2023 Rights Offering, proceeds received of $0.7 million related to employee stock awards, offset by the repayment of $24.7 million related to promissory notes from related parties.
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

Our significant accounting policies are described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Significant Judgments and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 9, 2023. There have been no material changes to our critical accounting policies and estimates that were disclosed in the Annual Report on Form 10-K.

Contractual obligations and commitments

We lease office and laboratory space. There have been no material changes to our lease commitments as of December 31, 2022 which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 9, 2023.

We also have contingent payment obligations which primarily consist of commitments under our agreements with Akeso, the Wellcome Trust, the University College London and certain employees, former employees and former directors of Discuva, pursuant to which we will be required to pay royalties or make milestone payments. The License Agreement with Akeso also contains certain manufacturing and purchase commitments. As of March 31, 2023, we were unable to estimate the amount, timing or likelihood of achieving the milestones or making future product sales that these contingent payment obligations relate to. For additional information regarding these agreements, see “Business - Our Collaborations and Funding Arrangements” in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 9, 2023.

Additionally, we enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. Most contracts provide for termination upon notice, and therefore are cancellable contracts. There have been no material changes to our other contractual commitments as of December 31, 2022 which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 9, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) under the supervision and the participation of the Company’s management, which is responsible for the management of the internal controls, and which includes our Co-Chief Executive Officers and our Chief Financial Officer. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of March 31, 2023, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, we implemented a new Enterprise Resource Planning ("ERP") system. In connection with this implementation, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes in our business processes. Except for the changes related to the ERP implementation, there were no other material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Information regarding risk factors affecting the Company's business are discussed in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report") filed with the Securities and Exchange Commission on March 9, 2023. There have been no material changes to the risk factors as previously disclosed in our Annual Report. The risks referenced above are not the only risks facing our Company. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Description
3.1	Amendment No. 2 to Restated Certificate of Incorporation, dated January 19, 2023 (incorporated by reference to Exhibit 5.1 of Form 8-K filed by the Company on January 20, 2023, File No. 001-36866)
31.1*	Certification of Chairman and Chief Executive Officer, Robert W. Duggan, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
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

Date: May 11, 2023	SUMMIT THERAPEUTICS INC.

	By:	/s/ Ankur Dhingra
	Name:	Ankur Dhingra
	Title	Chief Financial Officer
(Principal Financial Officer)