Form 10-Q
period 2023-09-30
Summit Therapeutics Inc.
filed 2023-11-07
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 31, 2023, there were 700,842,898 shares of common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Summit Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$23,792	$348,607
Restricted cash	—	300,000
Short-term investments	175,153	—
Accounts receivable	—	349
Prepaid expenses	5,074	1,504
Other current assets	120	486
Research and development tax credit receivable	812	5,766
Total current assets	204,951	656,712

Non-current assets:
Research and development tax credit receivable	747	—
Property and equipment, net	229	906
Right-of-use assets	6,403	4,175
Goodwill	1,814	1,798
Other assets	4,332	577
Total assets	$218,476	$664,168

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,314	$355
Accrued expenses	3,654	10,664
Accrued compensation	3,510	5,641
Lease liabilities	2,780	1,690
Other current liabilities	484	662
Promissory note payable to a related party	100,000	19,770
Total current liabilities	113,742	38,782

Non-current liabilities:
Lease liabilities, net of current portion	3,879	2,763
Other non-current liabilities	1,476	1,429
Promissory note payable to a related party	—	494,540
Total liabilities	119,097	537,514

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.01 par value: 1,000,000,000 shares authorized; 697,851,308 and 211,091,425 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	6,978	2,110
Additional paid-in capital	1,051,415	504,767
Accumulated other comprehensive loss	(2,323)	(1,893)
Accumulated deficit	(956,691)	(378,330)
Total stockholders' equity	99,379	126,654
Total liabilities and stockholders' equity	$218,476	$664,168

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$—	$220	$—	$705
Operating expenses:
Research and development	15,323	17,049	34,657	46,613
In-process research and development	—	—	520,915	—
General and administrative	5,434	5,573	18,690	19,165
Total operating expenses	20,757	22,622	574,262	65,778
Other operating income, net	265	5,462	822	13,283
Operating loss	(20,492)	(16,940)	(573,440)	(51,790)
Other (expense) income, net	(776)	(4,445)	(4,921)	(7,763)
Net loss	$(21,268)	$(21,385)	$(578,361)	$(59,553)
Net loss per share:
Basic and diluted	$(0.03)	$(0.10)	$(0.98)	$(0.37)
Weighted-average shares used to compute net loss per share:
Basic and diluted	697,739,477	208,909,351	592,366,880	161,846,345

Comprehensive loss:
Net loss	$(21,268)	$(21,385)	$(578,361)	$(59,553)

Other comprehensive (loss) income:
Foreign currency translation adjustments	108	(49)	(20)	(1,020)
Reclassification of cumulative currency translation gain to other (expense) income, net	—	—	(419)	—
Net changes related to short-term investments	6	—	9	—
Comprehensive loss	$(21,154)	$(21,434)	$(578,791)	$(60,573)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2023	697,685,365	$6,976	$1,050,483	$(2,437)	$(935,423)	$119,599
Issuance of common stock under stock purchase plans and exercise of stock options	165,943	2	227	—	—	229
Stock-based compensation	—	—	705	—	—	705
Net changes related to short-term investments	—	—	—	6	—	6
Foreign currency translation adjustment	—	—	—	108	—	108
Net loss	—	—	—	—	(21,268)	(21,268)
Balance at September 30, 2023	697,851,308	$6,978	$1,051,415	$(2,323)	$(956,691)	$99,379

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	211,091,425	$2,110	$504,767	$(1,893)	$(378,330)	$126,654
Rights offering of common stock, net of offering costs of $619	476,190,471	4,762	494,619	—	—	499,381
Issuance of common stock under stock purchase plans and exercise of stock options	569,412	6	874	—	—	880
Issuance of common stock in lieu of cash for Akeso upfront payment	10,000,000	100	45,800	—	—	45,900
Stock-based compensation	—	—	5,355	—	—	5,355
Net changes related to short-term investments	—	—	—	9	—	9
Reclassification of cumulative translation gain (Note 8)	—	—	—	(419)	—	(419)
Foreign currency translation adjustment	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(578,361)	(578,361)
Balance at September 30, 2023	697,851,308	$6,978	$1,051,415	$(2,323)	$(956,691)	$99,379

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	98,122,356	$981	$391,220	$(3,168)	$(337,716)	$51,317
Rights offering of common stock, net of offering costs of $111	103,092,783	1,031	98,858			99,889
Issuance of common stock under stock purchase plans and exercise of stock options	106,036	1	107			108
Stock-based compensation	—	—	2,798	—	—	2,798
Imputed interest on promissory note payable to a related party			570			570
Foreign currency translation adjustment	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	(21,385)	(21,385)
Balance at September 30, 2022	201,321,175	$2,013	$493,553	$(3,217)	$(359,101)	$133,248

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	98,039,540	$980	$384,049	$(2,197)	$(299,548)	$83,284
Rights offering of common stock, net of offering costs of $111	103,092,783	1,031	98,858			99,889
Issuance of common stock under stock purchase plans and exercise of stock options	188,852	2	293	—	—	295
Stock-based compensation	—	—	9,290	—	—	9,290
Imputed interest on promissory note payable to a related party	—	—	1,063	—	—	1,063
Foreign currency translation adjustment	—	—	—	(1,020)	—	(1,020)
Net loss	—	—	—	—	(59,553)	(59,553)
Balance at September 30, 2022	201,321,175	$2,013	$493,553	$(3,217)	$(359,101)	$133,248

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows used in operating activities:
Net loss	$(578,361)	$(59,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	6,171	853
Amortization of discount on short-term investments	(1,716)	—
Unrealized foreign exchange loss (gain)	(370)	4,271
Reclassification of currency translation gain	(419)	—
Impairment of fixed assets	474	—
Amortization of operating right-of-use assets	1,277	960
Depreciation	168	261
Amortization of intangible assets	—	697
Gain on disposal of assets	(111)	—
Stock-based compensation	5,355	9,290
In-process research and development expense	520,915	—
Change in operating assets and liabilities:
Accounts receivable	359	2,387
Prepaid expenses	(3,554)	5,006
Other current and long-term assets	(3,378)	558
Research and development tax credit receivable	4,346	(3,675)
Deferred revenue and other income	—	(7,554)
Accounts payable	2,935	(1,763)
Accrued liabilities	(7,728)	4,817
Accrued compensation	(2,145)	(2,437)
Operating lease liabilities	(1,519)	(891)
Net cash used in operating activities	(57,301)	(46,773)

Cash flows used in investing activities:
Purchases of property and equipment	(126)	(634)
Proceeds from sale of property. plant and equipment	226	—
Purchase of short-term investments	(321,023)	—
Maturities and sales of short-term investments	147,596	—
Payments to Akeso for upfront milestone payments and associated direct transaction costs	(475,015)	—
Net cash used in investing activities	(648,342)	(634)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock for rights offering	104,686	100,000
Transaction costs related to the issuance of common stock for rights offering	(619)	(111)
Proceeds from related party promissory notes	—	25,000
Repayment of related party promissory notes	(24,686)	(25,000)
Proceeds received related to employee stock awards	880	295
Net cash provided by financing activities	80,261	100,184
Effect of exchange rate changes on cash	567	(2,597)
(Decrease) increase in cash and cash equivalents	(624,815)	50,180
Cash at beginning of the period	648,607	71,791
Cash and cash equivalents at end of the period	$23,792	$121,971

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest on related party promissory notes	$7,711	$434
Cash paid for income taxes	$52	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Consideration for the issuance of common stock for rights offering used to satisfy a portion of a related party promissory note (Note 14)	$395,314	$—
Issuance of common stock pursuant to the Akeso License Agreement (Note 8)	$45,900	$—
Lease assets obtained in exchange for operating lease liabilities	$4,245	$2,756
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

1. Nature of Business and Operations and Recent Events

Nature of Business and Operations

Summit Therapeutics Inc. ("we", "Summit" or the "Company") is a biopharmaceutical company focused on the discovery, development, and commercialization of patient-, physician-, caregiver- and societal-friendly medicinal therapies intended to improve quality of life, increase potential duration of life, and resolve serious unmet medical needs. The Company's pipeline of product candidates is designed with the goal to become the patient-friendly, new-era standard-of-care medicines, in the therapeutic area of oncology.

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

The Company has begun its development for ivonescimab in non-small cell lung cancer ("NSCLC"), specifically launching Phase III clinical trials in the following indications:
a)ivonescimab combined with chemotherapy in patients with epidermal growth factor receptor ("EGFR")-mutated, locally advanced or metastatic non-squamous NSCLC who have progressed after treatment with a third-generation EGFR tyrosine kinase inhibitor ("TKI") (“HARMONi”); and
b)ivonescimab combined with chemotherapy in first-line metastatic squamous NSCLC patients (“HARMONi-3”)
The Company has been treating patients in the HARMONi clinical trial and has recently commenced enrollment in its second Phase III HARMONi-3 clinical trial.

Recent Events

On December 5, 2022, the Company entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso, Inc. and its affiliates (“Akeso”) pursuant to which the Company is in-licensing breakthrough bispecific antibody, ivonescimab. Ivonescimab, is a novel, potential first-in-class bispecific antibody intending to combine the effects of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF compound into a single molecule. Through the License Agreement, the Company obtained the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan (the “Licensed Territory”). The License Agreement and transaction closed in January 2023 following customary waiting periods. See Note 8 for further information.

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

On December 6, 2022, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement", further defined in Note 14), with its Co-CEOs, Mr. Robert W. Duggan and Dr. Mahkam Zanganeh, pursuant to which the Company agreed to sell to each of Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the aggregate amount of $520,000.

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

On March 17, 2023, the Company filed a registration statement on Form S-3 to register for resale the following shares of the Company's common stock at $0.01 par value: (i) 10,000,000 shares of Common Stock issued on January 17, 2023 in connection with the License Agreement with Akeso pursuant to which the Company issued Akeso such shares; and (ii) the 9,346,434 and 373,857 shares of Common Stock issued in December 2022 to the Company's Co-CEOs, Mr. Duggan and Dr. Mahkam Zanganeh, respectively, as payment of prepaid interest in connection with the Note Purchase Agreement dated December 6, 2022 between Mr. Duggan, Dr. Mahkam Zanganeh and the Company. On April 27, 2023, the SEC issued the Company a Notice of Effectiveness for the registration statement on Form S-3 filed with the SEC.

On October 12, 2023, the Company held a Special Meeting of Stockholders (the "October Special Meeting") whereby an amendment to the Summit Therapeutics Inc. 2020 Stock Incentive Plan (the "Plan") to increase the number of shares of the Company's common stock issuable under the Plan by 70,000,000 shares was approved by a vote of the Company's stockholders at the Special Meeting and subsequently ratified by the Board of Directors.

On October 16, 2023, the Company announced the appointment of Mr. Manmeet Soni as its Chief Operating Officer, effective immediately. Mr. Soni has been a part of the Company's Board of Directors since 2019. He will remain a member of the Board of Directors. In conjunction with his appointment, Mr. Soni entered into a share purchase agreement with the Company to purchase $5,000 of its common stock via a private placement. The transaction was effective October 13, 2023 with a closing price of $1.68, resulting in the purchase of 2,976,190 shares of the Company's common stock.

2. Basis of Presentation, Use of Estimates, and Risks and Uncertainties

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of September 30, 2023 and for the three and nine months ended September 30, 2023 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2022 has been derived from the consolidated audited financial statement as of that date. The results of the period are not necessarily indicative of full year results or any other interim period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Summit Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 9, 2023. The financial results of the Company's activities are reported in United States Dollars.

Our accounting policies are consistent with the Notes to Consolidated Financial Statements in our 2022 Form 10-K, except as updated below:

Cash equivalents

During the nine months ended September 30, 2023, cash consisted of non-interest-bearing deposits denominated in the U.S. dollar and British pound, and the Company invested cash in money market funds and U.S. treasury securities. All highly liquid investments with a maturity date of 90 days or less at the date of purchase are considered to be cash equivalents. The appropriate classification of investments in securities as to whether it is classified as a cash equivalent is determined by the Company at the time of purchase.

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

When the fair value is below the amortized cost of the asset, an estimate of expected credit losses is made, this estimate is limited to the amount by which fair value is less than amortized cost. The credit-related impairment amount is recognized in the condensed consolidated statements of operations and comprehensive loss and the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis the allowance for credit loss is written off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations and comprehensive loss.

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

Risks and Uncertainties

While the impact of COVID-19 decreased during the Company’s fiscal 2022 year and the first, second and third quarters of its fiscal 2023 year, outbreaks of COVID-19 or its variants, either locally, nationally or globally, as well as related supply chain issues, could adversely impact the Company’s business.

3. Recently Issued or Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which has subsequently been amended by ASU 2019-04 and ASU 2019-10 (collectively "ASU 2016-03"). ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. The Company adopted this standard on January 1, 2023, and it did not have a material impact on the condensed consolidated financial statements or related disclosures.

In May 2021, the FASB issued ASU No. 2021-04, "Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging Contracts in Entity's Own Equity (Subtopic 815-40) - Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options". This ASU provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This ASU is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2021. The Company will apply this ASU on a prospective basis for any modifications or exchanges once this ASU is effective and at that time, will be able to determine the potential impact on its

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
financial position, results of operations or cash flows. There have been no modifications or exchanges relating to this ASU during 2023 or 2022.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB ASC), the American Institute of Certified Public Accountants, and the SEC did not or are not expected to have a material impact on the Company's condensed consolidated financial statements.

4. Liquidity and Capital Resources

During the three and nine months ended September 30, 2023, the Company incurred a net loss of $21,268 and $578,361, and cash flows used in operating activities for the nine months ended September 30, 2023 was $57,301. As of September 30, 2023, the Company had an accumulated deficit of $956,691, cash and cash equivalents of $23,792, short-term investments in U.S. treasury securities of $175,153 and current and long-term U.K. research and development tax credits receivable of $1,559. The Company expects to continue to generate operating losses for the foreseeable future.

The Company has evaluated whether its cash, cash equivalents and U.K. research and development tax credits provide sufficient cash to fund its operating cash needs for the next twelve months from the date of issuance of these quarterly financials. The Company is investing in the clinical development of ivonescimab, including its ongoing clinical trials. In addition, the Company has a $100 million promissory note payable to a related party (refer to Note 14 for further details) that matures on September 6, 2024. In order to repay this promissory note, the Company intends to raise additional capital. As of the date of issuance of these condensed consolidated financial statements, additional capital has not yet been secured. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these condensed consolidated financial statements are issued.

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

5. Segment Reporting

The Company's chief operating decision makers (the "CODM function"), which are the Company's Co-CEOs, Mr. Duggan and Dr. Zanganeh, utilize consolidated financial information to make decisions about allocating resources and assessing performance for the entire Company. The CODM function approves of key operating and strategic decisions, including key decisions in clinical development and clinical operating activities, entering into significant contracts, such as revenue contracts and collaboration agreements and approves the Company's consolidated operating budget. The CODM function views the Company's operations and manages its business as a single reportable operating segment. The Company's single operating segment covers the Company’s research and development activities, primarily comprising of oncology product research activities (including ivonescimab). As the Company operates in one operating segment, all required financial segment information can be found in these condensed consolidated financial statements.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
The Company operates in two geographic regions: the U.K. and the U.S. The following table summarizes the Company's long-lived assets, which include the Company's property and equipment, net and right-of-use assets by geography:

	September 30, 2023	December 31, 2022
United Kingdom	$832	$2,517
United States	5,800	2,564
	$6,632	$5,081

For details of revenue from external customers by geography refer to Note 6.

6. Revenue

The following table summarizes revenue by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by category:	2023	2022	2023	2022
Licensing agreements	$—	$220	$—	$705
Revenue recognized for the three and nine months ended September 30, 2022 consists only of amounts received from the Company's license and commercialization agreement with Eurofarma Laboratórios S.A. No revenue has been recognized in the fiscal year 2023.
The following table summarizes revenue by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by geography:	2023	2022	2023	2022
Latin America	$—	$220	$—	$705
The analysis of revenue by geography has been identified on the basis of the customer’s geographical location.

The following table summarizes the deferred revenue relating to the Company's license and commercialization agreement with Eurofarma Laboratórios S.A. and deferred other income relating to BARDA (as defined in Note 7):

	2023	2022
Beginning deferred revenue and other income, January 1 (1)	$—	$7,939
Additions	—	956
Amount of deferred revenue and other income recognized in the statement of operations	—	(8,479)
Foreign currency adjustments	—	(416)
Ending deferred revenue and other income, September 30 (2)	$—	$—
____________
(1) Beginning deferred revenue and other income as of January 1, 2023 and 2022 included $0 of current and $0 of long-term deferred revenue and other income, and $7,939 of current and $0 of long-term deferred revenue and other income, respectively.
(2) Ending deferred revenue and other income as of September 30, 2023 and 2022 included $0 of current and $0 of long-term deferred revenue and other income, and $0 of current and $0 of long-term deferred revenue and other income, respectively.

Refer to Note 7 below for further details regarding other income recognized under the BARDA contract.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

7. Other Operating Income, net

The following table sets forth the components of other operating income by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
Other operating (expense) income, net by category:	2023	2022	2023	2022
Funding income from BARDA (as defined below)	$—	$3,889	$—	$7,774
Research and development tax credits	265	1,224	768	3,730
Grant income from CARB-X (as defined below)	—	349	45	1,779
Other income	—	—	9	—
	$265	$5,462	$822	$13,283

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

The contract ran through April 2022 and was extended through December 2022 as a no cost contract, solely to close out open activities. As of December 31, 2022, based on translation of historical foreign currency amounts in the period of recognition, the Company had recognized $59,203 of cumulative income since contract inception. As a result of the Company's decision on September 28, 2022 to not pursue further internal clinical development of ridinilazole and seek partners or a divestiture related to ridinilazole as a path forward for the clinical development of the asset, the Company recorded expenses for the remaining clinical trial costs associated with the close out activities of ridinilazole and recognized the remainder of the deferred income that had been received from BARDA prior to the expenses being recognized during the third quarter of 2022.

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
As of September 30, 2023, the current and non-current research and development tax credit receivable was $812 and $747, respectively. As of December 31, 2022, the current and non-current research and development tax credit receivable was $5,766 and $0, respectively.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
CARB-X (as defined below)

In May 2021, the Company announced the selection of a new preclinical candidate, SMT-738, from the DDS-04 series for development in the fight against multi-drug resistant infections, specifically Carbapenem-resistant Enterobacteriaceae ("CRE") infections. Simultaneously, the Company announced it had received an award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program ("CARB-X") to progress this candidate through preclinical development and Phase Ia clinical trials. The award commits initial funding of up to $4,100, with the possibility of up to another $3,700 based on the achievement of future milestones. As of September 30, 2023, based on translation of historical foreign currency amounts in the period, the Company has recognized $2,920 of cumulative income since contract inception. During the quarter ended September 30, 2022, CARB-X announced changes to its funding arrangements and terms and conditions, and as a result, the current arrangement concluded as of June 30, 2022.

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

The Company has accounted for the License Agreement to acquire the rights to develop and commercialize SMT112 as the acquisition of an asset. All of the consideration relates to SMT112 and technological feasibility of the asset has not yet been established since SMT112 is in clinical development. As such, the Company has expensed the consideration as in-process research and development upon closing of the transaction in the condensed consolidated statement of comprehensive loss. In-process research and development expense for the nine months ended September 30, 2023 was $520,915, which is comprised of the $474,900 paid in cash, the fair value of the 10 million shares of common stock on the date of closing the transaction of $45,900, and $115 of direct transactions costs incurred.

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

9. Other (Expense) Income, net

The following table sets forth the components of other (expense) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign currency gains (losses)	$(475)	$(3,799)	$344	$(6,281)
Interest expense on promissory notes payable to related parties	(2,722)	(692)	(13,564)	(1,497)
Interest income	2,485	—	8,028	—
Reclassification of cumulative currency translation gain(1)	—	—	419	—
Other expense	(64)	46	(148)	15
	$(776)	$(4,445)	$(4,921)	$(7,763)

For the three months ended September 30, 2023, other income, net primarily consisted of loan interest expense incurred related to the $100,000 promissory note and unfavorable changes in foreign currency, and for the nine months ended September 30, 2023, other expense, net primarily consisted of loan interest expense incurred related to the $520,000 promissory notes, as described in Note 14, and favorable changes in foreign currency. These amounts are partially offset in both the three and nine months ended September 30, 2023 by interest income related to the Company's money market funds and the Company's short-term investments in U.S. treasury securities.

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

10. Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(21,268)	$(21,385)	$(578,361)	$(59,553)

Basic weighted average number of shares of common stock outstanding	697,739,477	208,909,351	592,366,880	161,846,345
Diluted weighted average number of shares of common stock outstanding	697,739,477	208,909,351	592,366,880	161,846,345

Basic net loss per share	$(0.03)	$(0.10)	$(0.98)	$(0.37)
Diluted net loss per share	$(0.03)	$(0.10)	$(0.98)	$(0.37)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the diluted net loss by the weighted-average number of common shares outstanding for the period, including potentially dilutive common shares. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all potential common share equivalents outstanding would have been anti-dilutive. The 2023 Rights Offering exercise price of $1.05 per share was less than the closing price of $1.82 per share on March 1, 2023, the expiration of the 2023 Rights Offering. As such, the Company has retroactively adjusted earnings per share and weighted average number of shares outstanding for the bonus elements for all periods presented.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	September 30,
	2023	2022
Options to purchase common stock	20,548,267	19,318,301
Warrants	5,821,137	5,821,137
Shares expected to be purchased under employee stock purchase plan	247,357	248,375
	26,616,761	25,387,813

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
The following tables sets forth the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	Fair Value Measurements as of September 30, 2023 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,711	$—	$—	$4,711
Short-term investments:
U.S. Government treasury bills	$—	$175,153	$—	$175,153
Total financial assets	$4,711	$175,153	$—	$179,864

	Fair Value Measurements as of December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$60,783	$—	$—	$60,783
U.S. Government treasury bills	$—	$225,730	$—	$225,730
Total financial assets	$60,783	$225,730	$—	$286,513

The tables above do not include cash at September 30, 2023 and December 31, 2022 of $19,081 and $62,094, respectively.

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

The following table summarizes the Company’s investments as of September 30, 2023:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss	Fair Value
Assets
U.S. Government treasury bills	$175,144	$9	$—	$—	$175,153
Total	$175,144	$9	$—	$—	$175,153

The following table summarizes the Company’s investments by contractual maturity as of September 30, 2023:

	September 30, 2023
	Amortized Cost	Fair Value
Due within one year	$175,144	$175,153
Total	$175,144	$175,153

The Company did not have investments as of December 31, 2022.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

12. Goodwill and Intangible Assets

As of September 30, 2023 and December 31, 2022, goodwill was $1,814 and $1,798, respectively. Changes in goodwill during the three and nine months ended September 30, 2023 and 2022, respectively, are the result of foreign currency movements only. As of September 30, 2023, there have been no cumulative goodwill impairments recognized.

Components of the Company's acquired intangible assets are comprised of the following:

	September 30, 2023			December 31, 2022
	Gross carrying amount	Accumulated amortization and impairment	Net	Gross carrying amount	Accumulated amortization and impairment	Net
Discuva platform acquired	$13,019	$(13,019)	$—	$12,900	$(12,900)	$—
Utrophin program acquired	—	—	—	4,015	(4,015)	—
Option over non-financial asset	824	(824)	—	816	(816)	—
Other licenses	134	(134)	—	133	(133)	—
	$13,977	$(13,977)	$—	$17,864	$(17,864)	$—

For the three and nine months ended September 30, 2023, amortization expense was $0, respectively. For the three and nine months ended September 30, 2022, amortization expense was $217 and $697, respectively. Changes in the gross carrying amount are the result of foreign currency movements.

During the nine months ended September 30, 2023, the Company dissolved the wholly-owned subsidiary, Muox Limited, a dormant entity. The Utrophin program intangible assets, which arose from the Muox Limited acquisition, were fully impaired and have now been removed from the Company's accounting records.

13. Leases

The Company has operating leases for real estate. The Company does not have any finance leases.

During the nine months ended September 30, 2023, the Company recorded $4,245 of additional right-of-use assets related to a new lease for office space that commenced during the period in its Menlo Park, California location. The Company will make total lease payments of $4,701 over the 36 month term of the new lease, which expires in May 2026. In addition, during the nine months ended September 30, 2023, the Company terminated the Company's Cambridge, U.K. laboratory and office space lease as a result of the Company re-prioritizing its investments and financial resources towards the development of ivonescimab. This resulted in disposing the carrying value of the right-of use asset of $788, and there were no penalties charged for early termination of this lease. The Company recorded $2,756 of new right-of-use assets during the nine month periods ended September 30, 2022 related to its Menlo Park, California location. The carrying value of the right-of-use assets as of September 30, 2023 and December 31, 2022 was $6,403 and $4,175, respectively.

Lease Cost:	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed lease costs	$678	$444	$1,535	$1,033
Variable lease costs	2	53	71	91
Total lease cost	$680	$497	$1,606	$1,124

Short-term lease costs for each of the three and nine month periods ended September 30, 2023 and 2022 were immaterial.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

Other information:	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating cash flows used for operating leases	$1,519	$891
Weighted average remaining lease term (years)	2.6	3.6
Weighted average discount rate	6.5%	5.7%

14. Promissory Notes Payable to Related Parties

Non-current and current debt consisted of the following:

	Current notes		Non-current notes
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Principal amounts	$100,000	$20,000	$—	$500,000
Debt discount	—	(230)	—	(5,460)
Total promissory notes payable to related parties	$100,000	$19,770	$—	$494,540

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
The Notes accrued interest at an initial rate of 7.5%. All interest on the Notes was paid on the date of signing for the period through February 15, 2023. Such prepaid interest was paid in a number of shares of the Company’s common stock, par value $0.01 (“Common Stock”) equal to the dollar amount of such prepaid interest, divided by $0.7913 (the consolidated closing bid price immediately preceding the time the Company entered into the Note Purchase Agreement, plus $0.01), which was 9,720,291 shares. For all applicable periods following the February 15, 2023, interest shall accrue on the outstanding principal balance of the Notes at the US prime interest rate, as reported in the Wall Street Journal, plus 50 basis points, as adjusted monthly, for three months immediately following February 15, 2023, and thereafter at the US prime rate plus 300 basis points, as adjusted monthly. Such accrued interest shall be paid in cash, quarterly in arrears, on each of March 31, June 30, September 30 and December 31.

Debt issuance costs associated with the Notes were $44 and were capitalized as part of the carrying value of the promissory notes payable to related parties. During the three and nine months ended September 30, 2023, the Company incurred interest expense of $2,722 and $13,564 respectively. Interest expense incurred during the nine months ended September 30, 2023 included amortized imputed interest of $761. As of September 30, 2023 and as of December 31, 2022, there was no accrued interest payable included within accrued expenses in the condensed consolidated balance sheets. The $100,000 Duggan September Note is due September 6, 2024.

Imputed interest is calculated as the difference between the expected interest payable and the deemed market rate of interest and is recorded as a debt discount at inception of the note payable with a credit to additional paid-in capital for notes payable to related parties. The debt discount is amortized to interest expense using an effective interest rate method. The effective interest rate of the Duggan February Note and Zanganeh Note was 8.9% and the effective interest rate of the Duggan September Note is 11.2%.

As of September 30, 2023, the estimated future principal payments due were as follows:

As of September 30, 2023
2023	$—
2024	100,000
$100,000

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

On October 12, 2023, the Company held a Special Meeting of Stockholders (the "October Special Meeting") whereby the following matter was submitted to a vote of the Company's stockholders at the Special Meeting and the Board of Directors resolved the following: an amendment to the Summit Therapeutics Inc. 2020 Stock Incentive Plan (the "Plan") to increase the number of shares of the Company's common stock issuable under the Plan by 70,000,000 shares.

The following table presents the stock option activity for both the 2016 Plan and the 2020 Plan as of September 30, 2023:

	Nine Months Ended September 30, 2023	Weighted average exercise price
Outstanding at December 31, 2022	19,476,359	$3.55
Granted	3,921,450	2.14
Forfeited	(2,672,305)	3.98
Exercised	(177,237)	2.26
Outstanding at September 30, 2023	20,548,267	$3.24
Exercisable at September 30, 2023	5,273,780	$5.14

The total intrinsic value of all outstanding and exercisable stock options at September 30, 2023 was $5,683 and $280, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The total stock-based compensation expense included in the Company's condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$149	$1,162	$1,962	$3,300
General and administrative	556	1,636	3,393	5,990
Total stock-based compensation expense	$705	$2,798	$5,355	$9,290

Warrants

The Company had outstanding and exercisable warrants of 5,821,137 with a weighted average exercise price of $1.56 as of September 30, 2023 and December 31, 2022.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

16. Related Party Transactions
July 25, 2022 First Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 25, 2022 the Company entered into a first amendment, dated July 19, 2022, to its initial sublease agreement with Maky Zanganeh and Associates, Inc. ("MZA") consisting of 4,500 square feet of office space at 2882 Sand Hill Road, Menlo Park, California entered into on March 26, 2021. The sublease term, which was set to expire on September 30, 2022, was extended for a period of thirty-nine months from October 1, 2022 through December 31, 2025. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the three and nine months ended September 30, 2023, payments of $189 and $567, were made pursuant to the first amendment to the Sublease Agreement. During the three and nine months ended September 30, 2022, payments of $179 and $537, were made pursuant to the initial Sublease Agreement.

July 29, 2022 Second Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 29, 2022, the Company entered into a second amendment, dated August 1, 2022, to its existing sublease agreement with MZA, described above. The second amendment was effective as of August 1, 2022 and expires on December 31, 2025. The second amendment includes an additional 1,277 square feet (the "Expansion Premises") of office space at 2882 Sand Hill Road, Menlo Park, California. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the three and nine months ended September 30, 2023, payments of $55 and $163 respectively, were made pursuant to the second amendment to the Sublease Agreement.

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

The Notes accrue interest at an initial rate of 7.5%. All interest on the Notes was paid on the date of signing for the period through February 15, 2023. Such prepaid interest was paid in a number of shares of the Company’s Common Stock equal to the dollar amount of such prepaid interest, divided by $0.7913 (the consolidated closing bid price immediately preceding the time the Company entered into the Note Purchase Agreement, plus $0.01), which was 9,720,291 shares. For all applicable periods following the February 15, 2023, interest shall accrue on the outstanding principal balance of the Notes at the United States prime interest rate, as reported in the Wall Street Journal, plus 50 basis points, as adjusted monthly, for three months immediately following February 15, 2023, and thereafter at the United States prime rate plus 300 basis points, as adjusted monthly. During the three and nine months ended September 30, 2023, the Company made payments for interest of $2,917 and $7,711, respectively.

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

Registration of Shares

On March 17, 2023, the Company filed a registration statement on Form S-3 to register for resale the following shares of the Company's common stock at $0.01 par value: (i) 10,000,000 shares of Common Stock issued on January 17, 2023 in connection with the License Agreement with Akeso pursuant to which the Company issued Akeso such shares; and (ii) the 9,346,434 and 373,857 shares of Common Stock issued in December 2022 to the Company's Co-CEOs, Mr. Duggan and Dr. Zanganeh, respectively, as payment of prepaid interest in connection with the Note Purchase Agreement dated December 6, 2022 between Mr. Duggan, Dr. Zanganeh and the Company. On April 27, 2023, the SEC issued the Company a Notice of Effectiveness for the registration statement on Form S-3.

Private Placement

On October 16, 2023, the Company announced the appointment of Mr. Manmeet Soni as its Chief Operating Officer, effective immediately. Mr. Soni has been a part of the Company's Board of Directors since 2019. He will remain a member of the Board of Directors. In conjunction with his appointment, Mr. Soni entered into a share purchase agreement with the Company to purchase $5,000 of its common stock via a private placement. The transaction was effective October 13, 2023 with a closing price of $1.68, resulting in the purchase of 2,976,190 shares of the Company's common stock.

17. Commitments and Contingencies

Fixed Asset Purchase Commitments

As of September 30, 2023 and December 31, 2022, the Company had no capital commitments.

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

Other Commitments

The Company enters into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. Most contracts provide for termination upon notice, and therefore are cancellable contracts. There have been no material changes to the Company's other contractual commitments as of December 31, 2022 which were disclosed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2023, other than approximately $6,356 of non-cancellable purchase commitments associated with our clinical trials as of September 30, 2023.

The Company has certain commitments under its agreements with the Akeso, Wellcome Trust, the University College London and certain employees, former employees and former directors of Discuva, pursuant to which it will be required to pay royalties or make milestone payments. The License Agreement with Akeso also contains certain manufacturing and purchase commitments. As of September 30, 2023, the Company is unable to estimate the amount, timing or likelihood of achieving the milestones, making future product sales or assessing estimated forecasts for manufacturing and supplied materials which these contingent payment obligations relate to.

Indemnifications

The Company's certificate of incorporation provides that it will indemnify the directors and officers to the fullest extent permitted by Delaware law. In addition, the Company has entered into indemnification agreements with all of the directors and executive officers. These indemnification agreements may require the Company, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of the Company's directors or executive officers. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2023 and December 31, 2022.

Legal Proceedings

The Company is not currently subject to any material legal proceedings.

18. Subsequent Events

On October 16, 2023, the Company announced the appointment of Mr. Manmeet Soni as its Chief Operating Officer, effective immediately. Mr. Soni has been a part of the Company's Board of Directors since 2019. He will remain a member of the Board of Directors. In conjunction with his appointment, Mr. Soni entered into a share purchase agreement with the Company to purchase $5,000 of its common stock via a private placement. The transaction was effective October 13, 2023 with a closing price of $1.68, resulting in the purchase of 2,976,190 shares of the Company's common stock.

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

We recently in-licensed from Akeso, Inc. ("Akeso") its breakthrough bispecific antibody, ivonescimab. Ivonescimab, known as AK112 in China and Australia, and also as SMT112 in the United States, Canada, Europe, and Japan, is a novel, potential first-in-class bispecific antibody intending to combine the effects of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF into a single molecule. Ivonescimab was engineered to bring two well-established oncology targeted mechanisms together. Through the License Agreement (as defined below), we obtained the rights to develop and commercialize SMT112 in the United States, Canada, Europe, and Japan (the "Licensed Territory").

The entry into the License Agreement represents a significant change in our strategy. All business activities related to anti-infectives are being reviewed for partnership opportunities for potential further development. Our future operations will be focused on the development of ivonescimab and other future activities, as we determine.

We have begun our development for ivonescimab in non-small cell lung cancer ("NSCLC"), specifically launching Phase III clinical trials in the following potential indications:
a)ivonescimab combined with chemotherapy in patients with epidermal growth factor receptor ("EGFR")-mutated, locally advanced or metastatic non-squamous NSCLC who have progressed after treatment with a third-generation EGFR tyrosine kinase inhibitor ("TKI") (“HARMONi”); and
b)ivonescimab combined with chemotherapy in first-line metastatic squamous NSCLC patients (“HARMONi-3”)
We have been treating patients in the HARMONi clinical trial and have recently commenced enrollment in our second Phase III HARMONi-3 clinical trial.

Recent Events

On December 5, 2022, we entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso, Inc. and its affiliates (“Akeso”) pursuant to which we are partnering with Akeso to in-license its breakthrough bispecific antibody, ivonescimab. The License Agreement and transaction closed in January 2023 following customary waiting periods. Ivonescimab, known as AK112 in China and Australia, and also as SMT112 in the United States, Canada, Europe, and Japan, is a novel, potential first-in-class bispecific antibody intending to combine the effects of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF into a single molecule. Ivonescimab was engineered to bring two well established oncology targeted mechanisms together. Through the License Agreement, we obtained the rights to develop and commercialize SMT112 in the United States, Canada, Europe, and Japan (the “Licensed Territory”).

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

On December 6, 2022, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement", further defined in Note 14), with its Co-CEOs, Mr. Robert W. Duggan and Dr. Mahkam Zanganeh, pursuant to which the Company agreed to sell to each of Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the aggregate amount of $520,000.

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

On March 17, 2023, we filed a registration statement on Form S-3 to register for resale the following shares of our common stock at $0.01 par value: (i) 10,000,000 shares of Common Stock issued on January 17, 2023 in connection with the License Agreement with Akeso pursuant to which we issued Akeso such shares; and (ii) the 9,346,434 and 373,857 shares of Common Stock issued in December 2022 to our Co-CEOs, Mr. Duggan and Dr. Mahkam Zanganeh, respectively, as payment of prepaid interest in connection with the Note Purchase Agreement dated December 6, 2022 between Mr. Duggan, Dr. Mahkam Zanganeh and the Company. On April 27, 2023, the SEC issued a Notice of Effectiveness for the registration statement on Form S-3 filed with the SEC.

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

On October 12, 2023, the Company held a Special Meeting of Stockholders (the "October Special Meeting") whereby the following matter was submitted to a vote of the Company's stockholders at the Special Meeting and the Board of Directors

resolved the following: an amendment to the Summit Therapeutics Inc. 2020 Stock Incentive Plan (the "Plan") to increase the number of shares of the Company's common stock issuable under the Plan by 70,000,000 shares.

On October 16, 2023, we announced the appointment of Mr. Manmeet Soni as our Chief Operating Officer, effective immediately. Mr. Soni has been a part of our Board of Directors since 2019. He will remain a member of the Board of Directors. In conjunction with his appointment, Mr. Soni entered into a share purchase agreement with us to purchase $5,000 of our common stock via a private placement. The transaction was effective October 13, 2023 with a closing price of $1.68, resulting in the purchase of 2,976,190 shares of our common stock.

To date, over 950 patients have been treated with ivonescimab across multiple clinical studies in different proposed indications in China and Australia, with enrollment beginning recently in Summit’s Licensed Territories.

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

The following table sets forth our results of operations for the three and nine month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenue	$—	$0.2	$—	$0.7
Operating expenses:
Research and development	15.3	17.0	34.7	46.6
In-process research and development	—	—	520.9	—
General and administrative	5.4	5.6	18.7	19.2
Total operating expenses	20.7	22.6	574.3	65.8
Other operating income	0.3	5.5	0.8	13.3
Operating loss	(20.4)	(16.9)	(573.5)	(51.8)
Other (expense) income, net	(0.8)	(4.4)	(4.9)	(7.8)
Net loss	$(21.2)	$(21.3)	$(578.4)	$(59.6)
Revenue

Revenue for the three and nine months ended September 30, 2022 relates to revenue from our license and commercialization agreement with Eurofarma Laboratórios S.A. for ridinilazole, the Company's product candidate for treating patients suffering from Clostridioides difficile infection, also known as C. difficile infection. This revenue was recognized ratably over the determined performance period that the research and development services were provided. The decrease for the three and nine months ended September 30, 2023 compared to the same period in the prior year is attributed to the total milestones received of $4.8 million being fully recognized ratably over the determined performance period, which ended during 2022. We are not currently anticipating receipt of additional milestone payments under this agreement given in September 2022, the Company determined that it would seek partners or a divestiture of ridinilazole as the path forward for the clinical development of the asset.

Operating Expenses

Research and Development Expenses

The table below summarizes our research and development expenses by category for the three and nine month periods ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Oncology	$9.4	$—	$16.7	$—
Anti-infectives	(0.1)	11.9	(1.8)	28.2
Compensation related costs, excluding stock-based compensation	4.8	3.0	14.7	12.1
Stock-based compensation	0.1	1.2	2.0	3.3
Other research and development costs	1.1	0.9	3.1	3.0
Total	$15.3	$17.0	$34.7	$46.6

The entry into the License Agreement with Akeso, Inc., effective in January 2023, represents a significant change in our strategy from anti-infectives to the therapeutic area of oncology. We have invested our resources in the clinical development of ivonescimab during the three and nine months ended September 30, 2023.

Oncology expenses represent our investment in the clinical development of ivonescimab, known as SMT112 in the United States, Canada, Europe, and Japan. On May 3, 2023 we announced plans to initiate Phase III clinical studies for ivonescimab in non-small cell lung cancer ("NSCLC") and on May 9, 2023, we announced that the first United States-based patient had been enrolled in the Phase III HARMONi study. We have recently commenced enrollment in our second Phase III HARMONi-3 clinical trial. We are continuing to focus our efforts on patient enrollment in both the Phase III HARMONi and Phase III HARMONi-3 studies.

With this shift in focus from anti-infectives to oncology, research and development expenses decreased by $11.9 million during the nine months ended September 30, 2023, compared to the same period in the prior year, primarily due to a decrease of $30.0 million related to concluding the development activities of our anti-infectives programs for ridinilazole and SMT-738, partially offset by our investment in oncology expenses of $16.7 million, and an increase in compensation related expenses of $2.6 million to support the clinical development of ivonescimab and hiring experts in the oncology field. We expect oncology-related research and development costs to continue to increase as we progress with the development of ivonescimab. The Company recorded a net benefit related to its anti-infectives programs during the nine months ended September 30, 2023 due to completing financial close-out activities with the lead contract research organization for our ridinilazole clinical trials, thus resulting in a true-up of the estimated anti-infectives research and development expenses during the second quarter of 2023.

In-process research and development

The table below summarizes our in-process research and development expenses by category for the three and nine month periods ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Upfront milestone payments	$—	$—	$520.8	$—
Direct transaction costs	—	—	0.1	—
Total	$—	$—	$520.9	$—

Our investment in ivonescimab totaled $520.9 million for the nine months ended September 30, 2023 and primarily relates to our upfront milestone payments pursuant to the License Agreement with Akeso. The License Agreement closed in January 2023, and both Akeso and Summit entered into the Common Stock Issuance Agreement (“Issuance Agreement”). Pursuant to the License Agreement and Issuance Agreement, Akeso elected to receive 10 million shares of our common stock in lieu of $25.1 million cash and was paid $274.9 million in cash as the initial upfront payment. The remaining $200.0 million upfront payment was paid on March 6, 2023. In-process research and development expense comprised of the $474.9 million paid in cash, the fair value of the 10 million shares of common stock on the date of closing the transaction of $45.9 million, and $0.1 million of direct transactions costs incurred.

General and Administrative Expenses

The table below summarizes our general and administrative expenses by category for the three and nine month periods ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Compensation related costs, excluding stock-based compensation	$2.3	$2.1	$7.3	$6.3
Stock-based compensation	0.6	1.6	3.4	6.0
Legal fees and professional services(1)	1.3	1.0	4.9	3.9
Other general and administrative expenses	1.2	0.9	3.1	3.0
Total	$5.4	$5.6	$18.7	$19.2
General and administrative expenses decreased by $0.2 million and $0.5 million for the three and nine months ended September 30, 2023, compared to the same period in the prior year, respectively, primarily due to a decrease of $1.0 million and $2.6 million in stock-based compensation due to awards becoming fully amortized during the period, awards expensed at lower fair values as compared to awards expensed in the prior period, and reversal of stock-based compensation expenses due to forfeitures of awards from terminations, partially offset by an increase of $0.2 million and $1.0 million in compensation related expenses as the Company is focused on building our executive management team to continue supporting the growth of the Company, and an increase of $0.3 million and $1.0 million in legal fees and professional services due to an increase in corporate projects to create long-term efficiencies. We expect general and administrative expenses to continue to increase in the coming quarters as we continue to support the development of ivonescimab.
(1) Note management has updated this category to include general and administrative consulting expenses and has reclassified these expenses in the prior period for consistency. These expenses of $0.3 million and $1.4 million for the three and nine months ended September 30, 2022, respectively, were previously recorded in Compensation related costs.

Other Operating Income

The table below summarizes our other operating income by category for the three and nine month periods ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Research and development tax credits	$0.3	$1.2	$0.8	$3.7
Funding income from BARDA	—	3.9	—	7.8
Grant income from CARB-X	—	0.4	—	1.8
	$0.3	$5.5	$0.8	$13.3

U.K. research and development tax credits decreased by $0.9 million for the three month period ended September 30, 2023, and $2.9 million for the nine month period ended September 30, 2023 compared to the same periods in the prior year, respectively, due to a decrease in clinical and manufacturing activity spend associated with the ridinilazole Phase III clinical program, which resulted in a decrease in tax credits claimed, coupled with a decrease in eligible expenses claimed due to recent changes in U.K. tax legislation.

Funding income from BARDA decreased by $3.9 million for the three months ended September 30, 2023, and $7.8 million for the nine month period ended September 30, 2023 compared to the same periods in the prior year, respectively, due to management's decision to seek partners or a divestiture of ridinilazole as the path forward for the clinical development of the asset as of September 2022, coupled with our significant change in our strategy to the therapeutic area of oncology. The BARDA contract ended in 2022 and thus, we do not expect further income under this arrangement.

Grant income received from CARB-X decreased by $0.4 million for the three months ended September 30, 2023, and $1.8 million for the nine months ended September 30, 2023, compared to the same periods in the prior year, respectively, due to the CARB-X arrangement for our preclinical candidate SMT-738 concluding in 2022, coupled with the decision that all business activities related to anti-infectives are being reviewed for partnership opportunities for potential further development in light of our significant change in our strategy to the therapeutic area of oncology. We do not expect further income under this arrangement.

Other (Expense) Income, net

The table below summarizes our other income (expense), net by category for the three and nine month periods ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Foreign currency (losses) gains	$(0.5)	$(3.8)	$0.3	$(6.3)
Interest expense on promissory notes payable to related parties	(2.7)	(0.6)	(13.6)	(1.5)
Interest income	2.5	—	8.0	—
Reclassification of cumulative currency translation gain	—	—	0.4	—
Other expense	(0.1)	—	(0.1)	—
	$(0.8)	$(4.4)	$(4.9)	$(7.8)

Other (expense) income, net decreased by $3.6 million for the three months ended September 30, 2023, compared to the same period in the prior year, primarily due to a decrease of $3.3 million in unfavorable changes in foreign currency losses, an increase of $2.5 million in interest income related to our money market funds and our short-term investments in U.S. government securities, offset by an increase of $2.1 million in interest expense on an outstanding promissory note to a related party, where amounts recognized in 2023 relate to the $100 million promissory note issued to our Co-CEO, Mr. Robert Duggan, in December 2022.

Other (expense) income, net decreased by $2.9 million for the nine months ended September 30, 2023, compared to the same period in the prior year, primarily due to an increase in favorable changes in foreign currency gains of $6.6 million, an increase of $8.0 million in interest income related to our investments in money market funds and our short-term investments in U.S. government securities, and an increase of $0.4 million related to the reclassification of cumulative foreign currency translation gains from accumulated other comprehensive loss, offset by an increase of $12.1 million in interest expense on promissory notes to related parties, where amounts recognized in 2023 relate to the $520 million promissory notes issued to our Co-CEOs in December 2022. Effective January 17, 2023, we dissolved the following dormant entities; Summit (Cambridge) Limited, Summit (Wales) Limited, Summit Corporation Employee Benefit Trust Company Limited, Summit Corporation Limited, Summit Discovery 1 Limited and Summit Infectious Diseases Limited. Effective June 6, 2023, we dissolved the wholly-owned subsidiary, Muox Limited, a dormant entity. As a result, we reclassified $0.4 million of cumulative foreign currency translation gains from accumulated other comprehensive loss relating to these entities.

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

During the three and nine months ended September 30, 2023, we incurred a net loss of $21.3 million and $578.4 million respectively, and cash flows used in operating activities for the nine months ended September 30, 2023 was $57.3 million. As of September 30, 2023, we had an accumulated deficit of $956.7 million, cash and cash equivalents of $23.8 million, short-term investments in U.S. treasury securities of $175,153 and current and current and long-term U.K. research and development tax credits receivable of $1.6 million. These losses could continue for the next several years as we invest in clinical development of ivonescimab.

We have evaluated whether our cash, cash equivalents and U.K. research and development tax credits provide sufficient cash to fund our operating cash needs for the next twelve months from the date of issuance of these quarterly financials. We are investing in the clinical development of ivonescimab, including its ongoing clinical trials. In addition, we have a $100 million promissory note payable to a related party (refer to Note 14 for further details) that matures on September 6, 2024. In order to repay this promissory note, we intend to raise additional capital. As of the date of issuance of these condensed consolidated financial statements, additional capital has not yet been secured. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these condensed consolidated financial statements are issued. Based on our planned operating activities and expected repayment of the $100 million note, we have the ability to operate into September 2024.

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

Cash Flows
The following table summarizes the results of our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash used in operating activities	$(57.3)	$(46.8)
Net cash used in investing activities	$(648.3)	$(0.6)
Net cash provided by financing activities	$80.3	$100.2
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2023 was $57.3 million and resulted from a net loss of $578.4 million, which included an adjustment of $475.0 million cash payments to investing activities for the purchase of in-process research and development from Akeso under the terms of the License Agreement and the associated direct transaction costs, non-cash charges of $56.7 million and a net decrease in working capital of $10.7 million. The non-cash charges primarily comprised of $45.9 million issuance of shares in lieu of cash for Akeso upfront payment, $6.2 million of non-cash interest expense, $5.4 million of non-cash charges related to stock-based compensation, partially offset by $1.7 million for amortization of discount on short-term investments. The net decrease in working capital was primarily due to a decrease of $9.9 million in accrued liabilities and accrued compensation, an increase of $3.6 million in prepaid expenses and an increase of $3.8 million in other assets, partially offset by a decrease of $4.3 million in the research and development tax credit receivable and an increase of $2.9 million in accounts payable.
Net cash used in operating activities for the nine months ended September 30, 2022 was $46.8 million and resulted from a net loss of $59.6 million, which included non-cash charges of $16.3 million, which is primarily comprised of $9.3 million of non-cash charges related to stock-based compensation, and a net increase in working capital of $3.6 million. The net increase in working capital was primarily due to a decrease of $7.6 million in deferred revenue and other income, as a result of our decision to not pursue further clinical development of ridinilazole, an increase of $3.7 million in the research and development tax credit receivable, a decrease of $2.4 in accrued compensation, due to a reduction in headcount, and a decrease of $1.8 million in accounts payable, partially offset by a decrease of $5.0 million in prepaid expenses, a decrease of $2.4 million in accounts receivable, an increase of $4.8 in accrued liabilities.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 primarily comprised of $475.0 million cash payments made to Akeso for the upfront payment pursuant to the License Agreement, $321.0 million for the purchase of short-term investments in U.S. treasury securities, partially offset by $147.6 million received from the maturity and redemption of short-term investments in U.S. treasury securities.
Net cash used in investing activities for the nine months ended September 30, 2022 was for the purchase of property and equipment only.
Financing Activities
Net cash provided by financing activities was $80.3 million for the nine months ended September 30, 2023, and was due to net proceeds received of $104.1 million (net of paid issuance costs) related to the issuance of common stock from the 2023 Rights Offering and net of the extinguishment of $395.3 million of principal and accrued interest due and payable by us under the $400 million Duggan Promissory Note in satisfaction of the subscription price for the shares subscribed by Mr. Duggan in the 2023 Rights Offering, proceeds received of $0.9 million related to employee stock awards, offset by the repayment of $24.7 million related to promissory notes from related parties.

Net cash provided by financing activities was $100.2 million for the nine months ended September 30, 2022 and was due to net proceeds received of $99.9 million (net of issuance costs of $111 thousand) related to the issuance of common stock from our 2022 rights offering, proceeds received of $25.0 million from a promissory note from a related party, and proceeds received of $0.3 million related to employee stock awards, offset by the repayment of $25.0 million related to a promissory note from a related party.
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

We also have contingent payment obligations which primarily consist of commitments under our agreements with Akeso, the Wellcome Trust, the University College London and certain employees, former employees and former directors of Discuva, pursuant to which we will be required to pay royalties or make milestone payments. The License Agreement with Akeso also contains certain manufacturing and purchase commitments. As of September 30, 2023, we were unable to estimate the amount, timing or likelihood of achieving the milestones or making future product sales or purchases that these contingent payment obligations relate to. For additional information regarding these agreements, see “Business - Our Collaborations and Funding Arrangements” in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 9, 2023.

Additionally, we enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. Most contracts provide for termination upon notice, and therefore are cancellable contracts. There have been no material changes to our other contractual commitments as of December 31, 2022 which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 9, 2023, other than approximately $6.4 million of non-cancellable purchase commitments associated with our clinical trials as of September 30, 2023.

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

Item 4. Controls and Procedures.

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) under the supervision and the participation of the Company’s management, which is responsible for the management of the internal controls, and which includes our Chief Executive Officers and our Chief Financial Officer. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

An investment in our common stock or other securities involves a number of risks. You should carefully consider each of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "Annual Report") filed with the Securities and Exchange Commission on March 9, 2023, which Annual Report includes a detailed discussion of the Company’s risk factors. If any of the risks develop into actual events, our business, financial condition, or results of operations could be negatively affected, the market price of our common stock or other securities could decline, and you may lose all or part of your investment.

Except as described below, there have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

We do not currently have sufficient working capital to fund our planned operations, including fulfilling our debt obligations, for the next twelve months. There is uncertainty regarding our ability to raise additional capital and as such, we may not be able to continue as a going concern.

Our financial statements have been prepared under the assumption that we would continue as a going concern. However, we have concluded that there is substantial doubt about our ability to continue as a going concern, because without additional sources of funding, our cash and cash equivalents at September 30, 2023 is not sufficient for us to operate as a going concern for a period of at least one year from the date that the financial statements included in this Quarterly Report on Form 10-Q are issued. Management’s plans concerning these matters, including raising additional capital, are described in Item 2 – Liquidity and Capital Resources – Sources of Liquidity of our financial statements included within this Quarterly Report on Form 10-Q. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Inadequate funding for the FDA, the SEC, and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and the acceptance of user fees payments, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. If a prolonged government shutdown occurs, if the FDA is required to furlough review staff or necessary employees, or if the agency operations are otherwise impacted, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our ability to successfully develop and commercialize ivonescimab or any other product candidate in our pipeline. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Description
10.1*	Employment Agreement, dated October 13, 2023, by and between Summit Therapeutics, Inc. and Manmeet Soni
10.2*	Securities Purchase Agreement, dated October 13, 2023, by and between Summit Therapeutics, Inc. and Manmeet Soni
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

31.3*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Manmeet employment agreement
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2023	SUMMIT THERAPEUTICS INC.

	By:	/s/ Ankur Dhingra
	Name:	Ankur Dhingra
	Title	Chief Financial Officer
(Principal Financial Officer)