Form 10-K
period 2023-12-31
Summit Therapeutics Inc.
filed 2024-02-20
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-36866

Summit Therapeutics Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware		37-1979717
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

601 Brickell Key Drive, Suite 1000
Miami	FL	33131
(Address of Principal Executive Offices)		(Zip Code)
(650) 460-8308
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SMMT	The Nasdaq Stock Market LLC

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☒
The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on June 30, 2023, was $108.4 million. For purposes of this computation only, all executive officers and directors have been deemed affiliates.
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 9, 2024 was 701,697,179.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding the future financial performance, business prospects and growth of Summit Therapeutics Inc., that involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•the ability to develop a successful product candidate under the License Agreement (as defined in Item I Business, Overview);
•our ability to raise sufficient additional funds to make payments under the License Agreement;
•the timing of and the ability to effectively execute clinical development of ivonescimab;
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
•our competitive position;
•the need to raise additional capital to fund ongoing operations and capital needs; and
•the impact of public health epidemics, such as the novel coronavirus pandemic (“COVID-19”), the response to such epidemics and the potential effects of such epidemics on our business, financial results, supply chain and market.

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

i

SUMMARY OF RISK FACTORS

Summary

Below is a summary of the principal factors that make an investment in Summit Therapeutics Inc. speculative or risky. The following summary does not contain all of the information that may be important to you, and you should read the below summary in conjunction with the more detailed discussion of risks set forth under the heading “Risk Factors” in Part I, Item IA of this Annual Report on Form 10-K.

Risks Related to Our Financial Position and Need for Additional Capital
•We presently do not have sufficient working capital to fund our operations for the next twelve months, which raises substantial doubt of our ability to continue as a going concern.
•We will need to obtain additional funding to finance our operations and complete the development and any commercialization of our investigational products. If we do not receive substantial capital when needed, we may be forced to restrict our operations or delay, reduce or eliminate our product development programs.
•We depend heavily on the success of ivonescimab. If we are unable to successfully develop and commercialize ivonescimab, or experience significant delays in doing so, we may extend the period in which we will incur significant financial losses as an organization.
•We are a development-stage company and have incurred significant losses since our inception. We anticipate that we will continue to incur losses for at least the next several years and may never generate profits from operations or maintain profitability.
•We will need substantial additional capital to fund our operations and to make payments under the License Agreement and the Note Purchase Agreement and if we fail to obtain necessary financing, we could be forced to delay, reduce or eliminate the development and commercialization of our product candidates.
•We will need to raise additional capital which may result in further dilution to our investors and additional indebtedness. The servicing of debt may impair our liquidity position.

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
•If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
•Regulatory requirements and timelines may affect the scope and timeline of our trials and the potential market for our product candidates.
•If we experience any number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.
•If serious adverse or inappropriate side effects are identified during the development of ivonescimab or any other product candidate, we may need to abandon or limit our development of that product candidate.
•If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration, or the FDA, or the European Medicines Agency, or the EMA, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of ivonescimab or any other product candidate.
•Biologics, such as ivonescimab, carry unique risks and uncertainties, which could have a negative impact on our business.
•Use of third parties, including Akeso, to manufacture our product candidates may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable time and cost, which could delay, prevent or impair our development or commercialization efforts,
•If our manufacturing partners for the supply of ivonescimab or other product candidates divert their supply of materials needed for our product candidates to larger pharmaceutical companies, our ability to complete our clinical trials or eventually bring our product candidates to market may be compromised.
•We have not yet developed, and may never successfully develop, any marketed drugs.
•Regulatory requirements and timelines may affect the scope and timeline of our trials and the potential market for our product candidates.

ii

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
•We are subject to certain United States (“U.S.”), United Kingdom (“U.K.”) and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations. We can face serious consequences for violations.

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
•We are exposed to risks related to cybersecurity and data privacy threats and incidents and we are subject to restrictions and changes in laws and regulations governing our data privacy and data protection, any of which could have a material adverse affect on our business.

Risks Related to Corporate Governance and Employee Relations
•Our future success depends on our ability to retain our Chairman and Chief Executive Officer, our Chief Executive Officer, President and member of the Board, our Chief Operating Officer and a member of the Board, and other key executives and to attract, retain and motivate qualified personnel.
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

Risks Related to Widespread Health Concerns
•Widespread health concerns, including COVID-19 and their enduring impact on our business remains uncertain. Our business has and could continue to be adversely affected, directly or indirectly, by any pandemic and other health concerns that may arise.

iii

PART I

Item 1. Business

Overview

Summit Therapeutics Inc. (“we”, “Summit” or the “Company”) is a biopharmaceutical company focused on the discovery, development, and commercialization of patient-, physician-, caregiver- and societal-friendly medicinal therapies intended to improve quality of life, increase potential duration of life, and resolve serious unmet medical needs. The Company’s pipeline of product candidates is designed with the goal to become the patient-friendly, new-era standard-of-care medicines, in the therapeutic area of oncology.

The Company’s current lead development candidate is ivonescimab, a novel, potential first-in-class bispecific antibody intending to combine the effects of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF compound into a single molecule. On December 5, 2022, the Company entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso, Inc. and its affiliates (“Akeso”) pursuant to which the Company has in-licensed ivonescimab. Through the License Agreement, the Company obtained the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan (the “Licensed Territory”). The License Agreement and transaction closed in January 2023 following customary waiting periods. The Company’s operations will be focused on the development of ivonescimab and other future activities, as the Company determines.

The Company has begun its development for ivonescimab in non-small cell lung cancer (“NSCLC”), specifically launching Phase III clinical trials in the following indications:

a) ivonescimab combined with chemotherapy in patients with epidermal growth factor receptor (“EGFR”)-mutated, locally advanced or metastatic non-squamous NSCLC who have progressed after treatment with a third-generation EGFR tyrosine kinase inhibitor (“TKI”) (“HARMONi”); and

b) ivonescimab combined with chemotherapy in first-line metastatic squamous NSCLC patients (“HARMONi-3”)

As of the date of these financial statements, both studies are enrolling patients.

The entry into the License Agreement with Akeso represents a significant change in the Company’s strategy and its future operations will be focused on the development of ivonescimab and other future activities as the Company determines. The Company’s portfolio includes ridinilazole, a product candidate for treating patients suffering from Clostridioides difficile infection, also known as C. difficile infection, or CDI. All prior development and marketing activities related to ridinilazole have been terminated. The Company’s anti-infectives portfolio includes SMT-738, the first of a novel class of precision antibiotics for combating multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae (“CRE”) infections. The Company will continue to pursue partnerships for further development of SMT-738.

Akeso Collaboration and License Agreement
Pursuant to the License Agreement with Akeso, the Company received the rights to develop and commercialize ivonescimab in the Licensed Territory. Akeso will retain development and commercialization rights for the rest of the world excluding the Licensed Territory. In exchange for these rights, Summit made an upfront payment during the first quarter of 2023 comprising of $474.9 million cash and the issuance of 10 million shares of Company common stock in lieu of $25.1 million cash pursuant to a share transfer agreement. In addition, the Company will potentially owe Akeso (a) milestone payments tied to achievement of regulatory approval of ivonescimab with various regulatory authorities in Licensed Territory (b) milestone payments tied to achievement of annual revenue from ivonescimab in Licensed Territory and (c ) Royalty payments equal to low-double-digit percentage of annual revenues from ivonescimab in Licensed Territory. In connection with the License Agreement, the Company has also agreed to enter into a Supply Agreement with Akeso; pursuant to the License Agreement, Summit agreed to purchase a certain portion of drug substance for clinical and commercial supply (the “Supply Agreement”).

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

Ivonescimab

Ivonescimab is a novel potential first-in-class PD-1 / VEGF bispecific antibody, believed to be the most advanced in clinical development in the Licensed Territories. Engineered with Akeso’s unique Tetrabody technology, ivonescimab, as a single molecule, blocks programmed cell death protein 1 (“PD-1”) from binding to PD-L1 and PD-L2, and blocks vascular endothelial growth factor (“VEGF”) from binding to VEGF receptors. Ivonescimab is designed to potentially allow cooperative binding of the intended targets, such that the finding of PD-1 increases the binding affinity of VEGF and the binding of VEGF increases the affinity towards PD-1. In view of the co-expression of VEGF and PD-1 in the tumor micro-environment (“TME”), ivonescimab, may block these two pathways more effectively and enhance the antitumor activity, as compared to combination therapy through what is believed to be a unique cooperative binding mechanism.
This could differentiate ivonescimab as there is potentially higher expression (presence) of both PD-1 and VEGF in tumor tissue and the TME as compared to normal tissue in the body. As shown in Akeso’s in-vitro studies, ivonescimab’s tetravalent structure (four binding sites) enables higher avidity (accumulated strength of multiple binding interactions) in the tumor microenvironment with over 18 fold increased binding affinity to PD-1 in the presence of VEGF in vitro, and over 4 times increased binding affinity to VEGF in the presence of PD-1 in vitro. This tetravalent structure, the intentional novel design of the molecule, and bringing these two targets into a single bispecific antibody with cooperative binding qualities have the potential to direct ivonescimab to the tumor tissue versus healthy tissue. The intent of this design is to improve upon previously established efficacy thresholds, in addition to side effects and safety profiles associated with these targets.

In addition, the two Phase III clinical trials sponsored by the Company, ivonescimab is also being developed in China and Australia by Akeso in multiple solid tumors and has been dosed in more than 1,600 patients globally.

Based on data published by Akeso with a cut-off date of October 2023, ivonescimab treatment after a median follow-up time of approximately 25.8 months, was associated with an overall response rate (ORR) in a Phase II study in patients with NSCLC who have failed EGFR-TKI’s of 68.4%, a median Progression-Free Survival (“mPFS”) time period of 8.5 months, and a median Overall Survival (“mOS”) of 22.5 months when combined with combination chemotherapy (pemetrexed and carboplatin). The Phase II study, AK112-201, Cohort 2, was considered to have demonstrated a tolerable safety profile and a low discontinuation rate for adverse events.

In a separate group in the same Phase II study, AK112-301 (Cohort 1) for NSCLC patients with squamous histology, ivonescimab, combined with carboplatin and paclitaxel, in first-line advanced or metastatic patients demonstrated a mPFS of 11.1 months. Median overall survival was not reached after a median follow-up period of 21.0 months. Phase II study was considered to have demonstrated a tolerable safety profile and a low discontinuation rate for adverse events.

Summit plans to conduct its current clinical trials, as well as design and conduct additional clinical trial activities for ivonescimab in its Licensed Territory, to support and submit relevant regulatory filings. Summit also plans to support additional study activities through its Investigator Initiated Study program.

Product Pipeline

Summit Sponsored Ivonescimab Trials: Ivonescimab is currently being investigated in global Phase III clinical trials. Phase I and II trials were completed by our partner Akeso. This pipeline reflects clinical trials that have been initiated by Summit in its Licensed Territory.

HARMONi study (NCT05184712) is a multi-regional, registration-enabling clinical trial that we joined with Akeso, and for which we started initiating and activating sites in North America and Europe during 2023. The first patient in our Licensed Territory was enrolled during the second quarter of 2023. We plan to initiate additional sites in North America and Europe over the next few quarters. We expect to complete enrollment during second half of 2024. The co-primary endpoints for this study are Progression free survival (PFS) and Overall survival (OS). We expect to combine data across all regions, including China, for assessing the results.

HARMONi-3 study (NCT05899608) is a phase III, is multi-regional, registration-enabling clinical trial for which we initiated activating sites in North Americas and China during fourth quarter of 2023. We plan to initiate additional sites in North America, China, European countries, Japan and several other countries through early 2025. Our plan to initiate in new countries and sites is dependent upon the timing and requirements for getting the regulatory approval of the clinical trial applications with the respective regulatory authorities and approvals from central or local independent review boards. We may decide to modify our plans to go in certain regions or countries based on the timelines and requirements from the respective regulatory regions. We commenced patient enrollment in the HARMONi-3 study during fourth quarter of 2023. The primary endpoint for this study is Overall survival (OS).

In Q4 2023 we began collaborating with multiple institutions globally and opened our investigator initiated study program across several disease areas.

In addition, our partners at Akeso are sponsoring multiple, ongoing Phase II and III clinical trials in NSCLC and other cancers outside of our Licensed Territory. We plan to review the data generated from these clinical trials as a part of our consideration for advancing our clinical development pipeline for ivonescimab in our Licensed Territory.

Status of Anti-Infectives Pipeline

Discuva Platform

In December 2017, we acquired Discuva Limited, a privately held United Kingdom-based company. Through this acquisition, we obtained a bacterial genetics platform and a suite of software-based technologies (collectively termed our “Discuva Platform”), which facilitate the discovery and development of new mechanism antibiotics. Our Discuva Platform can be used to identify new bacterial targets for drug discovery, understand the mechanism of action of small molecules targeting varying types of bacteria and select the most optimal preclinical candidates, including those with the least propensity to develop bacterial resistance.

On January 20, 2023, we announced that, given the License Agreement that we entered into in December 2022 and the shift in Company’s focus to oncology, we will cease further investment in the Discuva platform and evaluate further options for the use of the Discuva Platform. See Note 13 to our consolidated financial statements contained in this Annual Report on Form 10-K for further details.

Competition

The markets for oncology pharmaceuticals, in which we compete, are characterized by significant scientific innovation, regulatory oversight and intense competition. The key competitive factors affecting the success of our product candidates are likely to be their efficacy, safety, convenience, price and availability of coverage and reimbursement from government and other third-party payors.

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

Competition for ivonescimab (SMT112)

Ivonescimab is currently being investigated in Phase III clinical trials in Summit’s Licensed Territory in two metastatic NSCLC indications:

a) ivonescimab combined with chemotherapy in patients with epidermal growth factor receptor (“EGFR”)-mutated, locally advanced or metastatic non-squamous NSCLC who have progressed after treatment with a third-generation EGFR tyrosine kinase inhibitor (“TKI”) (“HARMONi”); and

b) ivonescimab combined with chemotherapy in first-line metastatic squamous NSCLC patients (“HARMONi-3”)

Ivonescimab is also being investigated in multiple Phase II and Phase III clinical trials in China. We plan to review the data generated from these clinical trials as a part of our consideration for advancing our clinical development pipeline for ivonescimab in our Licensed Territory.

There are no known approved PD-1/VEGF bispecific antibodies that are further advanced in clinical trial development or approved in the territories in which we have licensed ivonescimab. There are also no known PD-1-based bispecific antibodies approved by the US Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”), or Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”).

Several pharmaceutical and biotechnology companies have established themselves in the market for the treatment of NSCLC, and several additional companies are developing products for the treatment of NSCLC. Currently, the most commonly used treatments for NSCLC are several immuno-oncology drugs and chemotherapies, administered either individually as monotherapy, in combination with each other, or in combination with other approved therapeutics. NSCLC treatment regimens vary due to several factors, including genetic mutations and progression of disease. In addition to various chemotherapies, several immunotherapies have been approved by the FDA for these treatments, including, but not limited to pembrolizumab, atezolizumab, nivolumab, durvalumab, and ipilimumab. There are anti-angiogenic therapies which are approved for the treatment of certain lung cancers, including bevacizumab and ramucirumab. In addition, there are several targeted therapies that have also been approved, including, but not limited to, osimertinib, adagrasib, and alectinib. Beyond currently approved therapies, several potential therapeutics are in various stages of development and clinical trials for the treatment of NSCLC, including late-stage candidates which have recently released Phase III clinical trial data in NSCLC in 2023, such as Daiichi Sankyo and AstraZeneca’s datopotamab deruxetecan and Johnson & Johnson’s amivantamab and lazertinib. Finally, there are candidates in various stages of ongoing clinical trials for NSCLC, including Daiichi Sankyo and Merck with patritumab deruxtecan and AstraZeneca’s volrustomig, each currently enrolling in Phase III clinical trials.

Manufacturing

We do not own or operate, and currently have no plans to establish, manufacturing facilities for the production of clinical or commercial quantities of ivonescimab, ridinilazole or SMT-738. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop.

Ivonescimab

In connection with the License Agreement, we have also agreed to enter into the Supply Agreement with Akeso, pursuant to which we agree to purchase a certain portion of drug substance for clinical and commercial. Until such time that we are able to establish second source suppliers or are able to manufacture the drug substance independently, Akeso shall initially be solely responsible for the manufacture of our requirements of clinical and commercial drug substance for use in the Licensed Territory. We have engaged with third-parties to initiate transfer of relevant know-how and potentially establish them as second source supplier of ivonescimab. We are using a different third-party supplier for clinical packaging, labeling and distribution of the clinical drug product.

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

Ivonescimab Program. Following the completion of the License and Collaboration Agreement with Akeso, Summit has in-licensed the rights to various Akeso patent applications directed to ivonescimab in specific countries and has rights to control prosecution of such in-licensed intellectual property in these specific countries in collaboration with Akeso. The collaboration has 1 patent issued with 14 pending and we expect that these patent applications (assuming the applications proceed to grant) will provide patent coverage for the program until 2042.

Discuva Platform Technology. Our Discuva Platform technology is currently protected by 14 granted U.S. and foreign patents. We expect patent protection for this portfolio to expire in 2032.

Ridinilazole Program. Our ridinilazole program is currently protected by 96 granted U.S. and foreign patents, with 34 pending patent applications. Our patent portfolio for ridinilazole includes patents and patent applications directed to composition of matter, polymorphic forms, methods of manufacture and use and formulation subject matter. We expect that our existing patents and patent applications (assuming the applications proceed to grant) will provide patent coverage for our ridinilazole program until 2043.

SMT-738 Program. Our SMT-738 program currently has 14 granted patents and 29 patent applications pending worldwide, directed to the composition of matter. We anticipate that our existing portfolio (assuming the applications proceed to grant) will provide patent coverage for our SMT-738 program until 2042.

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

Trademarks. Summit, in working with Akeso, is in the process of selecting a name for ivonescimab, which we will pursue protection for as a trademark in licensed Summit countries. In connection with the development of our product pipeline, we will seek protection for marks we currently use and future marks when appropriate.

We may not be able to obtain, maintain or protect the intellectual property rights necessary to conduct our business, and we may be subject to claims that we infringe or otherwise violate the intellectual property rights of third parties. For more information, please see the section on “Risk Factors – Risks Related to Intellectual Property”.

Other Material Agreements

The following material agreements relate to our commitments and obligations with respect to ridinilazole and SMT-738 only. The entry into the License Agreement represents a significant change in the Company’s strategy. All prior development and marketing activities relating to ridinilazole have been terminated and all business activities related to anti-infectives are being reviewed for partnership opportunities for potential further development.

BARDA

In September 2017, we were awarded a contract from the Biomedical Advanced Research and Development Authority (“BARDA”), part of the Office of the Assistant Secretary for Preparedness and Response at the United States Department of Health and Human Services, to fund, in part, the clinical and regulatory development of ridinilazole for the treatment of infections caused by C. difficile. The contract provides for a cost-sharing arrangement under which BARDA funded a specified portion of estimated costs for the continued clinical and regulatory development of ridinilazole for CDI. Under this cost sharing arrangement, we were responsible for a portion of the costs associated with each segment of work, including any costs in excess of the estimated amounts. The awarded contract, as amended in 2019 and 2020, provided for total award up to $72.5M, and total amount of committed funding to $62.4 million. As of December 31, 2023, based on translation of historical foreign currency amounts in the period, the Company has recognized $59.2 million of cumulative income since contract inception.

As a result of the Company’s decision to not pursue further internal clinical development of ridinilazole and seek partners or a divestiture related to ridinilazole as a path forward for the clinical development of the asset, the Company recorded expenses for the remaining clinical trial costs associated with the close out activities of ridinilazole and recognized the remainder of the deferred income that had been received from BARDA prior to the expenses being recognized during the third quarter of 2022.

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

Under the terms of the license agreement, we received an upfront payment of $2.5 million. In 2020 and 2021, we achieved the first and second enrollment targets and earned $2.25 million We are also entitled to receive additional development, commercial and sales milestones and have a provision to enter into commercial supply agreement. With the closeout of ridinilazole clinical trials, at this time, we are not anticipating any future payments from Eurofarma under this agreement.

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

CARB-X

In May 2021, we announced the selection of a new preclinical candidate, SMT-738, which originated from the DDS-04 series. SMT-738 has been under development to combat multi-drug resistant infections, specifically Carbapenem-resistant Enterobacteriaceae (“CRE”) infections. Simultaneously, Summit has received a sub-award from CARB-X to progress SMT-738 through preclinical development and an option to continue into Phase Ia clinical studies. The award commits initial non-dilutive funding of up to $4.1 million for the preclinical phase, with the potential for a further $3.7 million available for the Phase Ia clinical phase upon successfully achieving key preclinical development milestones. During the quarter ended September 30, 2022, CARB-X announced changes to its funding arrangements and terms and conditions. As a result, the current arrangement concluded as of June 30, 2022 however, we have the ability to recognize revenue for any milestone payments related to work incurred subsequent to this date in accordance with this agreement.

Government Regulation

As a biopharmaceutical company focused on the discovery, development, and commercialization of novel therapeutics for serious diseases, we are subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations, as well as other regulatory bodies in the United States, Europe and other countries. Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, record keeping, labeling, pricing, reimbursement, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs under the FDCA, and implementing regulations. The failure to comply with the FDCA and applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice (“DOJ”), or other federal and state governmental entities.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (“GLP regulations”);
•submission to the FDA of an Investigational New Drug (“IND”), which must take effect before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, approving each clinical study before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices (“GCP”), to establish the safety and efficacy of the proposed drug product for each indication;
•preparation and submission to the FDA of a new drug application (“NDA”) or Biologic Licensing Application (“BLA”);
•review of the product candidate by an FDA advisory committee, where appropriate or if applicable;

•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices (“cGMP”), requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•payment of user fees and securing FDA approval of the NDA/BLA; and
•compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies (“REMS”), where applicable, and any post-approval studies required by the FDA.

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

The IND and Institutional Review Board (“IRB”) Processes

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

In addition to the foregoing IND requirements, an IRB/Ethics Committee (“EC”) representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB/EC must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB/EC must operate in compliance with FDA/HA (“Health Authority”) regulations. An IRB/EC can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s/EC’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

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

Information about clinical trials must be submitted within specific timeframes to the National Institutes of Health (“NIH”), for public dissemination on its ClinicalTrials.gov website. Similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries, as well.

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

Under the Pediatric Research Equity Act (“PREA”) of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act (“FDASIA”), in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

Submission of an NDA/BLA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA/BLA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs/BLAs is subject to an application user fee, which for federal fiscal year 2023 is $3,242,026 for an application requiring clinical data. The sponsor of the approved NDA/BLA is also subject to an annual program fee, which for the fiscal year 2023 is $393,933. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

The FDA has agreed to certain performance goals in the review process of NDAs/BLAs. Under that agreement, 90% of applications seeking approval of new molecular entities (“NMEs”), are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the acceptance date. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

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

Finally, with passage of the 21st Century Cures Act, or Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of antibacterial products via the limited-population antibacterial drug (“LPAD”) pathway. The LPAD pathway provides a unique mechanism for the Food and Drug Administration to review and approve new antibacterial drugs that address unmet medical needs for specific, limited populations of patients - those with serious and life-threatening bacterial infections that are resistant to current treatments. This targeted approach would make antibiotic development more feasible by allowing for smaller clinical development programs that are focused on the limited, high-risk populations that would use these new antibiotics, instead of on more general populations that can be treated with existing medicines. LPAD would also make antibiotic development more feasible by enabling FDA to assess these drugs based on the unique balance of benefits they offer versus risks they present to the limited number of patients they are intended to treat - specifically, patients who have few or no other treatment options. Product candidates that qualify for LPAD review may simultaneously qualify for one or more of FDA’s expedited review programs.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (“IMM”), and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. Regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in non-promotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”), and its implementing regulations, as well as the Drug Supply Chain Security Act (“DSCSA”), which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

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

Patent Term Restoration and Extension

The term of a U.S. patent that covers a drug, biological product or medical device approved pursuant to a premarket approval may also be eligible for patent term extension when FDA approval is granted, provided that certain statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug may be extended. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug, provided that statutory and regulatory requirements are met. The U.S. Patent and Trademark Office (“USPTO”) reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

Regulation and Marketing Authorization in the European Union (“E.U.”)

Clinical Trial Approval

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on Good Clinical Practice (“GCP”), and the related national implementing provisions of the individual E.U. Member States govern the system for the approval of clinical trials in the European Union. Under this system, an applicant must obtain prior approval from the competent national authority of the
E.U. Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual E.U. Member States and further detailed in applicable guidance documents.

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

Marketing Authorization

To obtain a marketing authorization for a product under E.U. regulatory systems, an applicant must submit a marketing authorization application (“MAA”) either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the E.U. Member States (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the E.U. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan (“PIP”), covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

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

Under the centralized procedure, the Committee for Medicinal Products for Human Use (“CHMP”) is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of E.U. law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product, the European Commission must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the E.U. Member States and chaired by a non- voting European Commission representative. The European Parliament also has a related “droit de regard”. The European Parliament’s role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.

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

Pediatric Studies

Prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA (“PDCO”) may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate, such as for diseases that only affect the elderly population.

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

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the E.U. General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

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

Patent Term Extension

In order to compensate the patentee for delays in obtaining a marketing authorization for a patented product, a supplementary certificate (“SPC”) may be granted extending the exclusivity period for that specific product by up to five years. Applications for SPCs must be made to the relevant patent office in each E.U. member state and the granted certificates are valid only in the member state of grant. An application has to be made by the patent owner within six months of the first marketing authorization being granted in the European Union (assuming the patent in question has not expired, lapsed or been revoked) or within six months of the grant of the patent (if the marketing authorization is granted first). In the context of SPCs, the term “product” means the active ingredient or combination of active ingredients for a medicinal product and the term “patent” means a patent protecting such a product or a new manufacturing process or application for it. The duration of an SPC is calculated as the difference between the patent’s filing date and the date of the first marketing authorization, minus five years, subject to a maximum term of five years.

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

As of December 31, 2023, we had 105 total employees. Of our total workforce, approximately 72% work in research and development, and 28% work in finance, legal, information technology, general management and other administrative functions. Approximately 90% and 10% of our workforce is located in the U.S. and the U.K., respectively.

In 2023, we once again made challenging demands of our employees and they have responded with dedication and enthusiasm. In August 2023, Summit launched an engagement survey, in which 91% of employees responded. The results of this survey showed our employees to be well engaged, with a strong team spirit and strongly aligned to the Company’s mission.

Compensation and Benefits

We provide competitive compensation and benefits programs to attract, motivate and retain our employees. We regularly review our compensation practices and analyze the equity of compensation decisions for individual employees and our workforce as a whole. In addition to competitive compensation, we provide generous benefits including employer contributions to pension/401k plans, an employee stock purchase plan, health and welfare programs and benefits, and paid vacation. We are committed to ensuring that our total compensation packages are competitive while supporting our business plans and strategies.

Diversity, Equity and Inclusion

We are committed to embedding a culture of diversity, equity and inclusion across our Company. We believe that diversity of gender, age, ethnicity, sexual orientation, culture, education, background and experience fuels innovation and enables our employees to succeed. This includes ensuring opportunity for all and embraces the positive effect that our diverse workforce brings. We do not tolerate any form of discrimination and our employment policies and practices focus on ensuring that all our employment processes are free from discrimination or harassment on any grounds. Approximately 57% of our employees are female and 47% of our executive team is female.

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

Workplace Health and Safety

We are committed to the health and safety of all of our employees. We accomplish this through strict compliance with applicable workplace safety laws and regulations, continuous risk assessment and expeditious action. We have again had no reportable health and safety issues in 2023.

Our Corporate Information

Summit Therapeutics Inc. was incorporated in Delaware on July 17, 2020. Our principal executive office is located at 601 Brickell Key Drive, Suite 1000, Miami, Florida 33131 and our phone number is (650) 460-8308. Our website is https://www.smmttx.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any reference to our website address is intended to be an inactive textual reference only.

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

Risks Related to our Financial Position and Need for Additional Capital

We do not currently have sufficient working capital to fund our planned operations, including fulfilling our debt obligations, for the next twelve months. There is uncertainty regarding our ability to raise additional capital and as such, there is substantial doubt regarding our ability to continue as a going concern.

Our financial statements have been prepared under the assumption that we would continue as a going concern. However, we have concluded that there is substantial doubt about our ability to continue as a going concern, because without additional sources of funding, our cash and cash equivalents at December 31, 2023 is not sufficient for us to fund our working capital needs for the next twelve months after the date that the financial statements included in this Annual Report on Form 10-K are issued. Management’s plans concerning these matters, including raising additional capital, are described in Item 2 – Liquidity and Capital Resources – Sources of Liquidity of our financial statements included within this Annual Report on Form 10-K. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Worldwide economic social, and geopolitical instability could adversely affect our operations, revenue, financial condition, or results of operations.

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the conflict between Russia and Ukraine and the conflicts in the Middle East, including those in Gaza and Yemen, and disruptions in the banking system and financial markets, lingering COVID-19 pandemic, increased inflation and rising interest rates. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected. In addition, adverse economic conditions, such as recent supply chain disruptions and labor shortages and persistent inflation, may negatively impact our business. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

We depend heavily on the success of ivonescimab. If we are unable to successfully develop or commercialize ivonescimab, or experience significant delays in doing so, we may extend the period in which we will incur significant financial losses as an organization.

We plan to invest a significant portion of our efforts and financial resources in the development of ivonescimab, which is still in clinical development. Our ability to generate product revenues, which may not occur for several years, if ever, will depend heavily on the successful development and commercialization of ivonescimab. The success of this product candidate will depend on a number of factors, including the following:

•Ability to use preclinical data and data of patients from Akeso’s clinical trials in China supporting registration studies and regulatory approval;
•successful completion of global clinical development;
•receipt of clinical trial approvals and future marketing approvals from applicable regulatory authorities in all the countries where we intend to conduct clinical trials and/or seek marketing approval;
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

•effectively competing with other therapies; and
•maintaining an acceptable safety profile of ivonescimab during development and following approval.

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

We are a development-stage company and we cannot assure profitability. We expect to continue to generate operating losses for the foreseeable future. Until we can generate substantial revenue and achieve profitability, we will need to raise additional capital to fund ongoing operations and capital needs. Since inception, we have incurred significant operating losses. During the year ended December 31, 2023, we incurred a net loss of $614.9 million, and cash flows used in operating activities was $76.8 million. As of December 31, 2023 we had an accumulated deficit of $993.3 million, cash and cash equivalents of $71.4 million, short-term investments in U.S. treasury securities of $114.8 million, and current and long-term research and development tax credits receivable of $1.8 million. These losses could continue for the next several years as we invest in clinical development of ivonescimab. We expect to continue to generate operating losses for the foreseeable future. Until we can generate substantial revenue and achieve profitability, we will need to raise additional capital to fund ongoing operations and capital needs.

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

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we are not planning to have commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. Additional financing may not be available to us on acceptable terms, or at all.

We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly in connection with the License Agreement. In addition, if we obtain marketing approval for our potential future product candidates where we retain commercial rights or any other product candidates we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our primary future capital requirements will be related to our obligations under the License Agreement.

We expect to continue to generate operating losses for the foreseeable future. The License Agreement calls for initial consideration payments of $500 million (which have been paid), as well as total contingent payments by the Company of up to $5.0 billion, as Akeso will be eligible to receive regulatory milestones of up to $1.05 billion and commercial milestones of up to $3.45 billion, many of which will be due before the Company anticipates generating any revenue from the License Agreement. We entered into the Note Purchase Agreement to fund the initial consideration payments and we will need additional capital to fund our operations and payments under the License Agreement and the Note Purchase Agreement. We may anticipate the need for further capital raises to repay the remaining $100 million principal balance under the Note Purchase Agreement. We therefore expect to raise additional capital via issuances of equity or debt.

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

We have substantial indebtedness and may require additional indebtedness in the future. As of February 19, 2024, we had a total of $100 million of indebtedness outstanding under the Note Purchase Agreement. Further, the License Agreement calls for certain additional future payment obligations and we may require additional indebtedness to fund those obligations. Our existing and future indebtedness will require interest payments and need to be repaid or refinanced and could require us to divert funds identified for other purposes to service our debt. Our debt obligations could also result in cash demands and impair our liquidity position, causing financial risk for us. Diverting funds identified for other purposes for debt service may adversely affect our growth prospects. If we cannot generate sufficient cash flow from operations to service our debt, we will need to refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

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

We may not be able to maintain compliance with these repayment obligations and covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lender and/or amend the covenants. Our failure to comply with the repayment obligations and covenants described above could result in an event of default, which, if not cured or waived, and if the lender accelerates, would result in us being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or if we are unable to refinance these borrowings, our business, financial condition, and results of operations could be materially adversely affected.

Risks Related to the Development and Commercialization of our Product Candidates

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials, as well any interim results, may not be predictive of future trial results.

Clinical development can take several years to complete and is an expensive process with inherent uncertainty in outcomes. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of ivonescimab may not be predictive of the results of our later-stage clinical trials. Similarly, initial or interim results of a clinical trial may not be predictive of the final results and results for one indication may not be predictive of the success in additional indications. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Several factors can lead to significant variability in safety and/or efficacy results between different trials of the same drug candidate, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, including genetic differences, patient adherence to the dosing regimen and other trial protocol elements and the rate of dropout among clinical trial participants. In the case of any trials we conduct, results may differ from earlier trials due to the larger number of clinical trial sites and additional countries involved in such later trials. In multi-regional trials results may differ across regions and countries, Our future clinical trial results may not be favorable. If future clinical trial results prove unfavorable, we may incur additional product development costs, experience delays and/or become unable to obtain regulatory approval of ivonescimab, thereby adversely affecting our business.

If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates for several factors including inability to get required regulatory approvals to initiate clinical trials in all the planned countries, as well as inability to locate and enroll a sufficient number of eligible patients to participate in these clinical trials. For our clinical trials of ivonescimab, we need to identify potential patients, potentially test them for specific diagnoses and enroll them. In addition, our competitors in NSCLC have ongoing clinical trials for product candidates that could be competitive with our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates or choose not to enroll in any clinical trials for various reasons, including due to fears of contagious diseases, illnesses or side effects.

Patient enrollment is affected by several factors, including, but not limited to, :

•severity of the disease under investigation;
•eligibility criteria for the clinical trial in question;
•perceived risks and benefits of the product candidate under study;
•competition for patients, time and resources at clinical trials sites from other investigational therapies in clinical trials that target the same patient population;
•changes in the standard of care, including new clinical trial data;
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

Regulatory requirements and timelines may affect the scope and timeline of our trials and the potential market for our product candidates.

As we expand into additional countries and sites for our current and/or additional clinical trials, we are required to obtain the regulatory approval of the applicable clinical trial applications with the respective regulatory authorities and approvals from central or local institutional review boards. We may decide to modify our plans to enter certain regions or countries based on the timelines and requirements from the respective regulatory regions. If the process to obtain regulatory approvals in a given region or country places onerous requirements on the Company or if the Company cannot reasonably obtain such approvals without material delays to its plans, we may choose not to enter certain regions or countries for our clinical trials, which may delay the development of our product in those countries and/or impact the scope of our dataset and market for our products.

If we experience any number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to complete the clinical trials and receive marketing approval for or commercialize our product candidates, including:

•clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate for various reasons, including due to contagious diseases or illnesses;
•our ability to combine data from different regions and countries may be limited due to lack of consistency in data in these regions and/or countries, potentially delaying or preventing marketing approval for our product
•In our multi-regional trials, we may experience delays in enrollment across one or more countries and/or regions, which may lead to variability in data and/or trial missing the required endpoints resulting in lack of approval from regulatory authorities
•we may be unable to enroll a sufficient number of patients in our clinical trials to ensure adequate statistical power to detect any statistically significant treatment effects;

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

Global economic uncertainty, changes in geopolitical conditions and political instability, changes in trade agreements and disputes, such as the conflict between Russia and Ukraine, conflict in the Middle East and other macroeconomic factors, could adversely affect our business and results of operations.

Our operations and performance depend on ongoing stability of global, regional and U.S. economic and geopolitical conditions. General worldwide economic conditions have experienced significant instability in recent years, including due to recent global economic uncertainty and turbulent financial market conditions. The ongoing geopolitical conflicts in various parts of the world, including but not limited to Russia, Ukraine and Middle East, are difficult to predict and could adversely affect our business in our licensed territories as well as our ability to enroll patients and supply ivonescimab to various clinical sites in the world, resulting in adverse effects on our business and financial condition.

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

The successful development, manufacturing and sale of biologics is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics. For example, access to and supply of necessary biological materials, such as cell lines, may be limited and governmental regulations restrict access to and regulate the transport and use of such materials. In addition, the development, manufacturing and sale of biologics is subject to regulations that are often more complex and extensive than the regulations applicable to other pharmaceutical products. Manufacturing biologic, especially in large quantities, is often complex and may require the use of innovative technologies. Such manufacturing also requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture. Failure to successfully, develop, manufacture and sell ivonescimab could adversely affect our business.

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

Risks Related to our Financial and Intellectual Property Dependencies on Third Parties

We depend on our relationship with, and the comprehensiveness of the intellectual property licensed from, Akeso, and termination of the License Agreement, or issues related to intellectual property could have a material adverse effect on our business.

We depend on the know-how and other intellectual property licensed from Akeso through the License Agreement for the development and, if approved, commercialization of the bispecific antibody, ivonescimab. If the License Agreement is terminated, or found to be unenforceable, it could result in the loss of significant rights and could harm our ability to commercialize ivonescimab.

The License Agreement imposes certain obligations on us, including obligations to use diligent efforts to meet development thresholds, funding requirements, payment obligations, and commercialization. If we are unable to meet our obligations, some or all of our rights under the License Agreement may be restricted or terminated.

Our primary product candidate, ivonescimab, is subject to the License Agreement from Akeso, which is revocable in certain circumstances, including in the event we do not achieve certain payment deadlines. Without the patents under the License Agreement, we will not be able to continue to develop ivonescimab.

The License Agreement may be terminated by Akeso in the event of a material breach by Summit or if we default in the performance of any of our material obligations under the License Agreement, and such default continues for 90 days, or with respect to any breach of any undisputed payment obligations, for 60 days, or with respect to any breach of a supply requirement, for 30 days after written notice thereof.

Additionally, the ability of Summit to realize the full potential of the License Agreement may be severely limited by factors involving intellectual property rights including:

•whether and to what extent our technology and processes infringe on intellectual property rights of other third parties that are not subject to the License Agreement;

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
•ownership of specific intellectual property; and
•the impact on payments and costs associated with commercialization if there is blocking intellectual property in or costs associated with prosecution, maintenance and enforcement under the Akeso License Agreement.

These issues, if they arise, could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, increase what we believe to be our financial or other obligations under the relevant agreement, or increase our costs to develop, manufacture and commercialize products under the License Agreement.

We will be reliant on Akeso for knowledge transfer relating to manufacturing of our product candidate. The loss of any of the knowledge transferred relating to ivonescimab from Akeso may cause us to incur additional transition costs or result in delays in the manufacturing and delivery of the ivonescimab product candidate.

We have entered into the License Agreement and will enter into a Supply Agreement with Akeso for manufacturing of drug substance and or drug product that we will rely on to be used in our product candidate, and the termination or Akeso’s breach of these agreements could have a material adverse effect on our business. Akeso’s drug substance and/or drug product may not comply with FDA quality requirements and/or have sufficient stability for commercialization which may require additional investment and delay our development, approval and commercialization plans

Further, failure of Akeso to adequately transfer knowledge to Summit to produce ivonescimab could have a material adverse effect on our business. Manufacturing of biological compounds is inherently complex and establishing new manufacturing relationships with a third party manufacturer may take longer, resulting in higher costs and potential inventory issues. Manufacturing processes may use materials which Summit may not be able to secure, requiring Summit to have to develop alternative processes and delay manufacturing. The product may not comply with the FDA quality requirements and/or have sufficient stability for commercialization, which may require additional manufacturing development and delays. As Summit is relying initially on supply from Akeso, any delays in obtaining import or export licenses may delay development.

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

Our likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Under our license and commercialization agreements we have, and under any such arrangements we enter into with any third parties in the future we will likely have, limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Use of third parties, including Akeso, to manufacture our product candidates may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable time and cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for the production of clinical or commercial supplies of our product candidates. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on third parties for supply of the active pharmaceutical ingredients (API), drug substance or drug product, in our product candidates. Our strategy is to outsource all manufacturing of our product candidates and products to third parties.

We have supply agreements with Akeso for supply of ivonescimab for use in clinical trials as well as for commercial supply. We have agreements with third-party manufacturers for development, validation and manufacturing of ivonescimab to secure the long-term clinical or commercial supply of our product candidates. We are in the process of setting up agreements with third party manufacturers for the long-term clinical and commercial supply of ivonescimab. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms The third-party manufacturers may not successfully carry out their contractual duties or obligations, the occurrence of which could substantially increase our costs and limit our supply of such product candidates. The demand for third-party manufacturer’s services is very high, and such manufacturers could be subject to market transactions including mergers, acquisitions and other market consolidation transactions that limit their ability to provide products and services to us thereby increasing the time and cost it could take us to manufacture our product.

Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers, including Akeso, entails additional risks, including:

•reliance on the third party for regulatory compliance and quality assurance;
•the possible breach of the manufacturing agreement by the third party;
•the possible diversion of manufacturing capacity to other customers by the third party;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•the possible termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us.
Third-party manufacturers, including Akeso, may not be able to comply with current good manufacturing practice (cGMP), regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, including Akeso,, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

In addition, in order to conduct late-stage clinical trials of our product candidates, we will need to have them manufactured in large quantities. Our third-party manufacturers, including Akeso, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all.

Moreover, if our third-party manufacturers, including Akeso, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained, which could significantly harm our business.

If the third parties, including Akeso, that we engage to manufacture product for our preclinical tests and clinical trials should cease to continue to do so for any reason, including due to the novel coronavirus or another outbreak, we likely would experience delays in advancing these clinical trials while we identify and qualify replacement suppliers, and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

We rely on third parties to manufacture our product candidates. If our third party manufacturers divert their capacity and/or supply of materials needed for our product candidates, our ability to complete our clinical trials or eventually bring our product candidates to market may be compromised.

We rely on third-party manufacturers for the capability to manufacture ivonescimab and/or other product candidates. Large pharmaceutical companies with greater resources, either through acquisitions, market consolidation or otherwise, may be able to obtain privileged access to manufacturing capacity and/or supply of material needed for the manufacture of ivonescimab or other similar competing drugs. If our competitors are able to use their resources to secure preferential access to the supply capacity of third party manufacturers, or if third party manufacturers elect to terminate their contracts with us in favor of exclusive contracts with other larger pharmaceutical companies, our ability to obtain a supply of ivonescimab or any other future product candidates may be impacted resulting in significant delays and higher costs for development and commercialization of our products. We may not be able to complete our clinical trials or market our products at scale without stable partnerships with third party manufacturers who produce ivonescimab or other drug compounds necessary for our product candidates. Shifting manufacturing relationship to another third-party manufacturer takes significant time and resources, and could delay development and commercialization of our product.

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

Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practice (GCP), for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity of data and confidentiality of clinical trial participants are protected. The European Medicines Agency (EMA) and Pharmaceutical and Medical Devices agency (PDMA) impose similar requirements on us for products that are the subject of clinical trials in the European Union, including the United Kingdom, and Japan.

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

Several pharmaceutical and biotechnology companies have established themselves in the market for the treatment of non-small cell lung cancer (“NSCLC”), and several additional companies are developing products for the treatment of NSCLC. Currently, the most commonly used treatments for NSCLC are several immuno-oncology drugs and chemotherapies, administered either as monotherapy or in combination with other approved therapeutics. NSCLC treatment regimens vary due to several factors, including genetic mutations and progression of disease. Several medications have been approved by FDA for these treatments, including, but not limited to pembrolizumab, atezolizumab, nivolumab, durvalumab and ipilmumab. There are anti-angiogenic therapies which are approved for the treatment of certain lung cancers, including bevacizumab and ramucirumab. In addition, there are several targeted therapies that have also been approved, including, but not limited to, osimertinib, adagrasib, and alectinib. Beyond currently approved therapies, several potential therapeutics are in various stages of development and clinical trials for the treatment of NSCLC, including late-stage candidates which have recently released Phase III clinical trial data in

NSCLC in 2023, such as Daiichi Sankyo and AstraZeneca’s datopotamab deruxetecan and Johnson & Johnson’s amivantamab and lazertinib. Finally, there are candidates in various stages of ongoing clinical trials for NSCLC, including Daiichi Sankyo and Merck with patritumab deruxtecan and AstraZeneca’s volrustomig, each currently enrolling in Phase III clinical trials.

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

Legal, Tax, Regulatory, and Compliance Risks

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
•requirements relating to China personal information protection laws;
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

Beginning with costs incurred in 2022, the TCJA also eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. This does not increase our effective tax rate or our cash tax payable in 2022 or 2023. However, if the requirement to capitalize Section 174 expenditures is not modified, it may also impact our effective tax rate and our cash tax liability in future years.

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

Unused U.S. federal tax losses for tax years beginning before January 1, 2018 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused U.S. federal tax losses generated for tax year beginning after December 31, 2017 will not expire and may be carried forward indefinitely, and generally may not be carried back to prior taxable years, except that, under the CARES Act, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused U.S. federal and state tax losses and unused U.S. federal and state research and development tax credits may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code (“IRC” or “the Code”) of 1986, as amended, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2023 and 2022, we reported U.S. federal and state gross operating loss carryforwards of approximately $53.4 million and $18.9 million, respectively, and federal research and development tax credit carryforwards of $5.3 million and $1.7 million, respectively. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.

As of December 31, 2023, we reported foreign gross operating loss carryforwards of $194.5 million. Our ability to utilize those net operating loss carryforwards are dependent upon our generation of future taxable income.

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

More recently, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”). Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, the U.S. Centers for Medicare and Medicaid Services (“CMS”), will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease.

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

Environmental, social and governance matters may impact our business and reputation.

Governmental authorities, non-governmental organizations, customers, investors, external stakeholders and employees are increasingly sensitive to environmental, social and governance, or ESG, concerns, such as diversity and inclusion, climate change, water use, recyclability or recoverability of packaging, and plastic waste. This focus on ESG concerns may lead to new requirements that could result in increased costs associated with developing, manufacturing and distributing our products. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for more environmentally friendly products, packaging or supplier practices, or by failure to meet such customer expectations or demand. We risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly, or if we are perceived to not be acting responsibly in key ESG areas, including equitable access to medicines, product quality and safety, diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency, and addressing human capital factors in our operations. If we do not meet the ESG expectations of our investors, customers and other stakeholders, we could experience reduced demand for our products, loss of customers, and other negative impacts on our business and results of operations.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States, in Europe and in certain additional foreign jurisdictions related to our novel technologies and product candidates that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, if we license technology or product candidates from third parties in the future, these license agreements may not permit us to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering the licensed technology or product candidates. These agreements could also give our licensors the right to enforce the licensed patents without our involvement, or to decide not to enforce the patents at all. Therefore, in these circumstances, these patents and applications may not be prosecuted or enforced in a manner consistent with the best interests of our business. For example, while under the collaboration and license agreement with Akeso for ivonescimab, we have the right, after a set period of time, to take control of the prosecution, maintenance and enforcement of certain patent applications licensed under the agreement in the Licensed Territory, prosecution is subject to consultation and cooperation with Akeso, except with regard to patent extension. If the parties cannot align this could impact patentability of the licensed intellectual property. Additionally, as actions or statements during prosecution in other territories (i.e., the non-Licensed Territory) can impact the validity of any patent obtained in the Licensed Territory, Akeso prosecution of its patent applications in the non-Licensed Territory, can have an impact on patent prosecution and validity of applications/patents that we are prosecuting, maintaining or enforcing in the Licensed Territory. Additionally, Akeso owned patents and patent applications, non-exclusively licensed to Summit under the agreement, are under the control of Akeso, Akeso’s prosecution and/or licensing strategies with regard to these patents and/or patent application may impact our business.

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

Third parties may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. Resolving an intellectual property infringement claim can be costly and time consuming and may require Summit to design around the claims of patents covering our products that may have been issued by third parties or to obtain a license, either of which could cause us to incur additional expenses. Summit cannot guarantee that it would be able to obtain license agreements on commercially reasonable terms. A successful claim of patent or other intellectual property infringement could subject Summit to significant damages or an injunction preventing the manufacture, sale, or use of the affected product. We may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property. Even if our patent applications issue as patents, they may not issue in a form that will provide us with adequate protection to prevent competitors from competing with us or otherwise to provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar, improved or alternative technologies or products in a non-infringing manner.

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

We operate in the biotechnology sector and rely heavily on information technology. Any interruption or lapse related to that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

Despite our security measures, our information technology and infrastructure are subject to attacks or breaches. Any such breach could result in a material compromise of our systems or these systems of our third party vendors, and the information stored there could be accessed, publicly disclosed, lost, stolen, or rendered, permanently or temporarily, inaccessible. Furthermore, we may not promptly discover a system intrusion. Attacks could have a material impact on our business, operations or financial results. Any such access, disclosure or other loss of information, including our data being breached at third party providers, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations and damage our reputation, which could adversely affect our business. We also may need to pay “ransomware” to re-access our systems.

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

Many of our contracts with relevant stakeholders include obligations relating to the safeguarding of sensitive data and a breach could lead to claims against us by such stakeholders. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities, damages or claims relating to our data privacy and security obligations.

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

Outside the U.S., an increasing number of laws, regulations and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (GDPR) (EU) 2016/679, or the EU GDPR, imposes strict requirements on the processing of personal data. Under the EU GDPR, government regulators may impose temporary or definitive bans on personal data processing as well as fines of up to 20 million Euros or 4% of the annual global revenues of the noncompliant company, whichever is greater. Additionally, the Personal Information Protection Law (“PIPL”) of the People’s Republic of China may apply to certain personal data processed by us, our collaborators or others on our behalf. Similar to the EU GDPR, PIPL imposes strict requirements on the processing of personal data and allows for statutory fines and penalties.

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

We or the third parties upon whom we depend may be adversely affected by natural disasters and/or terrorism attacks, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage, terrorism attack or other event occurred that prevented us from using all or a significant portion of our office, manufacturing and/or lab spaces, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The Company may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Risks Related to Corporate Governance and Employee Relations

Our future success depends on our ability to retain our Chief Executive Offices and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the principal members of our executive and scientific teams, including Mr. Robert W. Duggan and and Dr. Mahkam Zanganeh, our Chief Executive Officers,, and Mr. Manmeet Soni, our Chief Operating Officer, all of whom are at-will employees. They may terminate their employment with us at any time. We do not maintain “key person” insurance on any of our executive officers. The unplanned loss of the services of any of these persons could materially impact the achievement of our research, development and commercialization objectives.

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

As of December 31, 2023, Mr. Duggan beneficially owned, in the aggregate, shares of common stock representing approximately 78.3% of our outstanding capital stock. Mr. Duggan is able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Mr. Duggan is able to control or influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. As a member of the board of directors, Mr. Duggan will adhere to the corporate governance standards adopted by the company.

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

Key personnel have been, and may continue to be, difficult to attract and retain.

Our ability to maintain and grow our business is directly related to the service of our employees in each area of our business, as we consider talent to be a significant asset. Our performance is directly tied to our ability to hire, train, motivate and retain qualified personnel, including highly skilled technical, operational and program managerial, clinical, medical, analytical and legal or financial personnel. There is significant competition for personnel in the clinical sciences marketplace, particularly in certain geographies where we are located, including but not limited to Miami, the San Francisco Bay area and Europe. Also, employees in our industry are increasingly able to work remotely, which could increase employee mobility and turnover, making it more difficult for us to attract and retain employees. In addition, many of our clinical development, operational and program management positions, require deep technical expertise, and it can be particularly challenging to identify and attract candidates and retain employees possessing such expertise. We have experienced, and may continue to experience, attrition in certain key positions. If we are unable to hire sufficient numbers of qualified employees or retain and motivate existing employees, our business and operating results would be harmed.

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

We are a “smaller reporting company”, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to be a smaller reporting company if we have a public float in excess of $250 million or have annual revenues in excess of $100 million and a public float in excess of $700 million, determined on an annual basis.

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

As a company with shares of common stock that are publicly traded in the United States, and particularly after we are no longer a “smaller reporting company”, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not previously incur. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

We conduct a portion of our operations in the United Kingdom. Because our financial statements are presented in U.S. dollars, changes in currency exchange rates have had and could have a significant effect on our operating results when our operating results are translated into pounds sterling. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including the following: weakening of the U.S. dollar may increase the U.S. dollar cost of overseas research and development expenses and the cost of sourced product components outside the United Kingdom; strengthening of the U.S. dollar may decrease the value of our revenues denominated in other currencies; the exchange rates on non-dollar transactions and cash deposits can distort our financial results; and commercial pricing and profit margins are affected by currency fluctuations.

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

Risks Related to Widespread Health Concerns

Widespread health concerns, pandemics or epidemics, and other outbreaks of illness may negatively affect the Company’s ability to maintain operations and execute its business plan.

Widespread health concerns, pandemics, epidemics and other outbreaks of illness, particularly in North America but also globally, can have evolving and uncertain impacts on our business. We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic, including flexible working arrangements. Changes in flexible working arrangements could impact employee retention, employees’ productivity and morale, strain our technology resources and introduce operational risks. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment, which may be less secure and more susceptible to hacking attacks. As a result of any widespread health concern, pandemic, or other outbreaks of illness, including the COVID-19 pandemic, the Company may experience disruptions that severely impact our business, commercialization, third party vendor operations, including foreign and domestic supply chains, or delays in clinical trial activities, including:

◦delays or difficulties in initiating clinical trial sites;
◦disruption to and delays in preclinical research and analysis activities due to an extended temporary closure of contract lab facilities;
◦disruptions in supply, logistics or other activities related to the procurement of materials, which could have a negative impact on the Company’s ability to conduct preclinical studies, initiate or complete clinical trials or commercialize product candidates;
◦diversion of healthcare resources away from conducting clinical trials;
◦interruption of key preclinical studies and clinical trial activities, due to limitations on travel imposed or recommended by federal, state, provincial or municipal governments, employers and others;
◦limitations in resources that would otherwise be focused on the conduct of the Company’s business or current or planned preclinical studies or clinical trials, including due to sickness, restrictions on travel, prolonged stay-at-home or shelter-in-place orders and other pandemic related concerns; and
◦changes in regulations as part of a response to the future pandemic and/or epidemic may require the Company to change the ways in which the preclinical studies and clinical trials are conducted and incur unexpected costs, or requires the Company to discontinue our preclinical research or clinical trials altogether.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. We use recognized commercially reasonable measures, tools and methodologies to manage cybersecurity risk that are tested on a regular cadence. We also monitor and evaluate our cybersecurity posture on an ongoing basis through regular vulnerability scans, penetration tests and third party reviews. We rely on industry leading third party service providers to provide the systems required to effectively run our clinical trials and require these third-party service providers with access to personal, confidential or proprietary information to implement and maintain cybersecurity practices. Specific controls that are used to some extent include endpoint threat detection and response (EDR), identity and access management (IAM), privileged access management (PAM), logging and monitoring involving the use of security information and event management (SIEM), multi-factor authentication (MFA), firewalls and intrusion detection and prevention, and vulnerability and patch management.

To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we undertake the below listed activities:

•Monitor emerging data protection laws and implement changes to our processes to comply;
•Conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
•Conduct on boarding and cyber security training for all employees on an ongoing basis;
•Conduct regular phishing email simulations for all employees; and
•Carry cybersecurity risk insurance that provides protection against the potential losses arising from a cybersecurity incident.

Our incident response plan coordinates the activities that we and our third-party cybersecurity provider take to prepare to respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. We have business continuity plans that we continuously review and update in line with our evolving applications architecture.

Our Board of Directors provides oversight to our Cybersecurity efforts to ensure effective governance in managing risks associated with cybersecurity threats. Our Head of Information Technology, provides periodic updates to the Board of Directors regarding our cybersecurity program, including information about cyber risk management governance and status updates on various projects intended to enhance the overall cybersecurity posture of the Company.

We describe whether and how risks from cybersecurity threats have or that are reasonably likely to affect our financial position, results of operations and cash flows, under the heading “Information technology failures and cybersecurity breaches could harm our business” included as part of our Item 1A. Risk Factors of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

Item 2. Properties

The following table provides information concerning Summit’s principal leased facilities as of December 31, 2023:

We maintain the following leased properties:

Type/Uses	Location	Size	Lease Expiration
Executive office	Oxfordshire, United Kingdom	6,781 square feet	February 2027
Executive office	Menlo Park, California, United States	17,760 square feet	May 2026

We signed a lease agreement on January 8, 2024 for executive office space for our new headquarters in Miami, Florida. The office space is approximately 9,000 square feet. The term of the lease is 64 months. Total payments for this office space is approximately $5,100 over the term of the lease.

We believe our facilities are suitable and adequate to meet our needs.
Item 3. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “SMMT” since September 21, 2020. Prior to that date, there was no public market for our common stock. On September 21, 2020, Summit Therapeutics plc became our wholly-owned subsidiary and we became the holding company and successor issuer to Summit Therapeutics plc (the predecessor registrant and former holding company) and its subsidiaries. Such succession occurred pursuant to a statutory scheme of arrangement under U.K. law pursuant to which all Summit Therapeutics plc’s outstanding ordinary shares were exchanged on a five-for-one basis for newly issued shares of our common stock. Summit Therapeutics plc’s American Depositary Shares (“ADSs”) had traded on the Nasdaq Global Market under the symbol “SMMT” since March 2015 and its ordinary shares previously traded on AIM, a sub-market of the London Stock Exchange plc, under the symbol “SUMM”. Each ADS represented five ordinary shares of Summit Therapeutics plc. We canceled the admission of the ordinary shares to trading on AIM on February 24, 2020.

Holders of Record

As of February 9, 2024, there were approximately 178 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

On December 6, 2022, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”), with Mr. Robert Duggan and Dr. Maky Zanganeh, pursuant to which the Company agreed to sell to each of Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the aggregate amount of $520 million. Pursuant to the Note Purchase Agreement, the Company issued to Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the amount of $400 million (the “Duggan February Note”) and $20 million (the “Zanganeh Note”), respectively, which matured and became due on February 15, 2023 and an unsecured promissory note to Mr. Duggan in the amount of $100 million (the “Duggan September Note” and together with the Duggan February Note and the Zanganeh Note, the “December 2022 Notes”), which was originally due on September 15, 2023. The maturity dates of the December 2022 Notes could have been extended one or more times at the Company’s election, but in no event to a date later than September 6, 2024. In addition, if the Company consummates a public offering, then upon the later to occur of (i) five business days after the Company receives the net cash proceeds therefrom or (ii) May 15, 2023, the Duggan February Note and the Zanganeh Note shall be prepaid by an amount equal to the lesser of (a) 100% of the amount of the net proceeds of such offering and (b) the outstanding principal amount on such Notes. On January 19, 2023, the Company provided notice to extend the term of the Duggan February Note and Duggan September Note to a maturity date of September 6, 2024. Furthermore, on January 19, 2023, the Company and Mr. Duggan rectified the Duggan February Note and Duggan September Note in order to correctly reflect the parties’ intent that the Company may only prepay (i) the Duggan February Note following the completion of a public rights offering to be conducted by Summit in the approximate amount of $500 million (the “Rights Offering”), or a similar capital raise, in an amount equal to the lesser of (x) the net proceeds of the Rights Offering or such capital raise or (y) the full amount outstanding of the Duggan February Note, and (ii) the Duggan September Note following the completion of a capital raising transaction subsequent to the Rights Offering in an amount equal to the lesser of (A) the net proceeds of such capital raise or (B) the full amount outstanding of the Duggan September Note. Following the issuance of the two new Promissory Notes (the “Duggan Promissory Notes”), the Duggan February Note and Duggan September Note were marked as “cancelled” on their face and replaced in their entirety by the Duggan Promissory Notes (together with the Zanganeh Note, the “Notes”). The Notes accrued interest at an initial rate of 7.5%. All interest on the Notes was to be paid on the date of signing for the period through February 15, 2023. Such prepaid interest was to be paid in a number of shares of the Company’s common stock, par value $0.01 (“Common Stock”) equal to the dollar amount of such prepaid interest, divided by $0.7913 (the consolidated closing bid price immediately preceding the time the Company entered into the Note Purchase Agreement, plus $.01), which was 9,720,291 shares. For all applicable periods following February 15, 2023, interest shall accrue on the outstanding principal balance of the Notes at the US prime interest rate, as reported in the Wall Street Journal, plus 50 basis points, as adjusted monthly, for three months immediately following February 15, 2023, and thereafter at the US prime rate plus 300 basis points, as adjusted monthly. On February 15, 2023, the $20 million Zanganeh Note matured and the Company repaid the outstanding principal balance. In connection with the closing of the Rights Offering, the $400 million Duggan Promissory Note matured and became due, and the Company repaid all principal and accrued interest thereunder using a portion of the proceeds from the Rights Offering.

On February 17, 2024 the Duggan February Note was amended to extend the maturity date from September 6, 2024 to April 1, 2025. For all applicable periods commencing February 17, 2024, interest shall accrue on the outstanding principal balance at the greater of 12% or the US prime interest rate, as reported in the Wall Street Journal plus 350 basis points, as adjusted monthly, compounded quarterly. Interest shall be paid upon maturity of the loan.

The intended use of proceeds generated from the transactions described above includes funding the Company’s activities to support clinical and regulatory development of its assets and general corporate purposes.

On October 13, 2023, the Company entered into a Securities Purchase Agreement with Manmeet S. Soni pursuant to which Mr. Soni invested $5.0 million in the Company in exchange for 2,976,190 shares (the “Shares”) of the Company’s common stock at a purchase price of $1.68 per share. The Shares were offered and sold to Mr. Soni in a private placement pursuant to an exception from the registration requirements under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements. This section provides an analysis of our financial results for the year ended December 31, 2023 compared to the same period in the prior year.

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

Our current lead development candidate is ivonescimab, a novel, potential first-in-class bispecific antibody intending to combine the effects of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF compound into a single molecule. On December 5, 2022, we entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso, Inc. and its affiliates (“Akeso”) pursuant to which the Company has in-licensed ivonescimab. Through the License Agreement, we obtained the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan (the “Licensed Territory”). The License Agreement and transaction closed in January 2023 following customary waiting periods. Our operations will be focused on the development of ivonescimab and other future activities, as the Company determines.

We have begun our development for ivonescimab in non-small cell lung cancer (“NSCLC”), specifically launching Phase III clinical trials in the following indications:

a) ivonescimab combined with chemotherapy in patients with epidermal growth factor receptor (“EGFR”)-mutated, locally advanced or metastatic non-squamous NSCLC who have progressed after treatment with a third-generation EGFR tyrosine kinase inhibitor (“TKI”) (“HARMONi”); and

b) ivonescimab combined with chemotherapy in first-line metastatic squamous NSCLC patients (“HARMONi-3”)

As of the date of these financial statements, both studies are enrolling patients.

The entry into the License Agreement with Akeso represents a significant change in our strategy and its future operations will be focused on the development of ivonescimab and other future activities as the Company determines. Our portfolio includes ridinilazole, a product candidate for treating patients suffering from Clostridioides difficile infection, also known as C. difficile infection, or CDI. All prior development and marketing activities related to ridinilazole have been terminated. Our anti-infectives portfolio includes SMT-738, the first of a novel class of precision antibiotics for combating multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae (“CRE”) infections. We will continue to pursue partnerships for further development of SMT-738.

Key Components of our Results of Operations

Revenue

Revenue consists of amounts received from the license and commercialization agreement with Eurofarma Laboratórios S.A. (“Eurofarma”). We have not generated any revenue from product sales.

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

There was no revenue recognized for the year ended December 31, 2023. Revenue recognized during the year ended December 31, 2022 related to the upfront payment and the first two enrollment milestones earned in accordance with our revenue recognition policy. The revenue was recognized ratably over the determined performance period to reflect the transfer of control to the customer occurring over the time period that the research and development services were provided. This output method is, in management’s judgment, the best measure of progress towards satisfying the performance period.

Other Operating Income

Other operating income includes income received and recognized from grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations.

In September 2017, we were awarded a contract from the Biomedical Advanced Research and Development Authority (“BARDA”), part of the Office of the Assistant Secretary for Preparedness and Response at the United States Department of Health and Human Services, to fund, in part, the clinical and regulatory development of ridinilazole for the treatment of infections caused by C. difficile. The contract provides for a cost-sharing arrangement under which BARDA funded a specified portion of estimated costs for the continued clinical and regulatory development of ridinilazole for CDI. Under this cost sharing arrangement, we were responsible for a portion of the costs associated with each segment of work, including any costs in excess of the estimated amounts. The awarded contract, as amended in 2019 and 2020, provided for total award up to $72.5 million, and total amount of committed funding to $62.4 million. As of December 31, 2023, based on translation of historical foreign currency amounts in the period, the Company has recognized $59.2 million of cumulative income since contract inception.

The remaining federal government funding is dependent on BARDA in its sole discretion exercising the final independent option work segment, upon the achievement by the Company of certain agreed-upon milestones for ridinilazole. This option work segment was never exercised by BARDA. The contract ran through April 2022 and was extended through December 2022 as a no cost contract, solely to close out open activities. As of December 31, 2023, based on translation of historical foreign currency amounts in the period, an aggregate of $59.2 million of cumulative income has been recognized since contract inception. As a result of our decision to not pursue further internal clinical development of ridinilazole and seek partners or a divestiture related to ridinilazole as a path forward for the clinical development of the asset, we recognized the remainder of the deferred income for BARDA during the third quarter of 2022.

We have also received income from research and development (“R&D”) tax credits, which consist of the R&D tax credit received in the United Kingdom (“U.K.”). We benefit from two U.K. research and development tax credit cash rebate regimes: Small and Medium Enterprise Program (“SME Program”) and the Research and Development Expenditure Credit Program (“RDEC Program”). Qualifying expenditures largely comprise employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which we do not receive income. Tax credits related to the SME Program and RDEC Program are recorded as other operating income in the consolidated statements of operations and other comprehensive loss. Under both schemes, we receive cash payments that are not dependent on our pre-tax net income levels.

Based on criteria established by His Majesty’s Revenue and Customs (“HMRC”), a portion of expenditures being carried out in relation to our pipeline research and development, clinical trials management and third-party manufacturing development activities are eligible for the SME regime and we expect such elements of research and development expenditure incurred in our UK entities will also continue to be eligible for the SME regime for future periods.

In May 2021, we started development of a new preclinical candidate, SMT-738, for development in the fight against multi-drug resistant infections, specifically Carbapenem-resistant Enterobacteriaceae (“CRE”) infections. Simultaneously, we received an award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program (“CARB-X”) to progress this candidate through preclinical development and Phase Ia clinical trials. The award committed initial funding of up to $4.1 million with the possibility of up to another $3.7 million based on the achievement of future milestones. As of December 31, 2023, based on translation of historical foreign currency amounts in the period, $2.9 million of cumulative income has been recognized since contract inception. During the quarter ended September 30, 2022, CARB-X announced changes to its funding arrangements and terms and conditions. As a result, the current arrangement concluded as of June 30, 2022, however we have the ability to recognize reimbursements for any milestone payments related to work incurred subsequent to this date in accordance with this agreement.

Operating Expenses

The majority of our operating expenses since inception have consisted of research and development activities and general and administrative costs.

Research and Development Expenses

Research and development expenses consist of all costs associated with our research and development activities.

These include:

•costs incurred in conducting our preclinical studies and clinical trials through contract research and development organizations, including, but not limited to, preclinical toxicology, pharmacology, formulation and manufacturing work, as well as regulatory, operational, drug supply and treatment costs related to conducting the study;
•laboratory and vendor expenses incurred in relation to our preclinical, non-clinical and clinical studies;
•costs incurred in supply chain development and scale up activities to support product registration;
•employee related expenses, which include salary, benefits and stock-based compensation, for our research and development staff;
•costs incurred in development and conduct of training and education related our development candidates; and
•facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

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

Other expense, net

Other expense, net primarily consists of foreign currency net gains and losses, cash and imputed interest expense incurred related to our promissory notes to related parties and investment income related to investments in money market funds and U.S. treasury securities.

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

Taxation

As a U.S. tax resident trading entity, we are subject to U.S. corporate taxation. Our U.K. resident trading subsidiaries are individually subject to U.K. corporate taxation. Due to the nature of our business, we have generated losses since inception. We have recorded a full valuation allowance against the deferred tax assets with respect to these tax losses in excess of our deferred tax liabilities in each jurisdiction because we do not consider it more likely than not that there will be suitable taxable profits in the foreseeable future based on the evidence available against which to offset these losses.

Results of Operations

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

(in millions)	Year Ended
	December 31, 2023	December 31, 2022	$ Change
Revenue	$—	$0.7	$(0.7)
Operating expenses:
Research and development	59.4	52.0	7.4
In-process research and development	520.9	—	520.9
General and administrative	30.3	26.7	3.6
Impairment of intangible assets	—	8.5	(8.5)
Total operating expenses	610.6	87.2	523.4
Other operating income	1.0	14.4	(13.4)
Operating loss	(609.6)	(72.1)	(537.5)
Other expense, net	(5.3)	(6.7)	1.4
Loss before income taxes	(614.9)	(78.8)	(536.1)
Net loss	$(614.9)	$(78.8)	$(536.1)

Revenue
Revenue for the year ended December 31, 2022 relates to revenue from our license and commercialization agreement with Eurofarma Laboratórios S.A. for ridinilazole, the Company’s product candidate for treating patients suffering from Clostridioides difficile infection, also known as C. difficile infection. This revenue was recognized ratably over the determined performance period that the research and development services were provided. The decrease for the year ended December 31, 2023 compared to the same period in the prior year is attributed to the total milestones received of $4.8 million being fully recognized ratably over the determined performance period, which ended during 2022. We are currently not anticipating receipt of additional milestone payments under this agreement given Company’s determination that it would seek partners or a divestiture of ridinilazole as the path forward for the clinical development of the asset.

Operating Expenses

Research and Development Expenses
The table below summarizes our research and development expenses by category for the year ended December 31, 2023 and 2022, respectively.

(in millions)	Year Ended
	December 31, 2023	December 31, 2022	$ Change
Oncology	$31.0	$—	$31.0
Anti-infectives	(1.5)	28.6	(30.1)
Compensation related costs, excluding stock-based compensation	21.3	16.3	5.0
Stock-based compensation	4.4	4.3	0.1
Other research and development costs	4.2	2.8	1.4
Total	$59.4	$52.0	$7.4

The entry into the License Agreement with Akeso, Inc., effective in January 2023, represents a significant change in our strategy from anti-infectives to the therapeutic area of oncology. We have invested our resources in the clinical development of ivonescimab during the year ended December 31, 2023.
Oncology expenses represent our investment in the clinical development of ivonescimab, known as SMT112 in the United States, Canada, Europe, and Japan. On May 3, 2023 we announced plans to initiate Phase III clinical studies for ivonescimab in non-small cell lung cancer (“NSCLC”) and on May 9, 2023, we announced that the first United States-based patient had been enrolled in the Phase III HARMONi study. We have commenced enrollment in our second Phase III HARMONi-3 clinical trial.

We are continuing to focus our efforts on patient enrollment in both the Phase III HARMONi and Phase III HARMONi-3 studies.

With this shift in focus from anti-infectives to oncology, total research and development expenses increased by $7.4 million during the year ended December 31, 2023, compared to the same period in the prior year, primarily due to our investment in oncology expenses of $31.0 million, and an increase in compensation related expenses of $5.0 million to support the clinical development of ivonescimab as we hire experts in the oncology field, partially offset by a decrease of $30.1 million related to discontinuing the development activities related to ridinilazole and SMT-738. We expect oncology-related research and development costs to continue to increase as we progress with the development of ivonescimab. The Company recorded a net benefit related to its anti-infectives programs during the year ended December 31, 2023 due to completing financial close-out activities with the lead contract research organization for our ridinilazole clinical trials, thus resulting in a true-up of the estimated anti-infectives research and development expenses during the second quarter of 2023.

In-process research and development

The table below summarizes our in-process research and development expenses by category for the year ended December 31, 2023 and 2022, respectively.

	Year Ended December 31,
(in millions)	2023	2022
Upfront milestone payments	$520.8	$—
Direct transaction costs	0.1	—
Total	$520.9	$—
Our investment in ivonescimab totaled $520.9 million for the year ended December 31, 2023 and primarily relates to our upfront milestone payments pursuant to the License Agreement with Akeso. The License Agreement was executed in January 2023, and both Akeso and Summit entered into the Common Stock Issuance Agreement (“Issuance Agreement”). Pursuant to the License Agreement and Issuance Agreement, Akeso elected to receive 10 million shares of our common stock in lieu of $25.1 million cash and was paid $274.9 million in cash as the initial upfront payment. The remaining $200.0 million upfront payment was paid on March 6, 2023. In-process research and development expense comprised of the $474.9 million paid in cash, the fair value of the 10 million shares of common stock on the date of closing the transaction of $45.9 million, and $0.1 million of direct transactions costs incurred.
General and Administrative Expenses
The table below summarizes our general and administrative expenses by category for the year ended December 31, 2023 and 2022, respectively.

(in millions)	Year Ended
	December 31, 2023	December 31, 2022	$ Change
Compensation related costs, excluding stock-based compensation	$10.1	$9.7	$0.4
Stock-based compensation	9.7	7.6	2.1
Legal fees and professional services(1)	6.9	5.5	1.4
Other general and administrative expenses	3.6	3.9	(0.3)
Total	$30.3	$26.7	$3.6
General and administrative expenses increased by $3.6 million for the year ended December 31, 2023, compared to the same period in the prior year, primarily due to an increase of $2.1 million in stock-based compensation as the Company is focused on building its executive management team to continue supporting the growth of the Company, and an increase of $1.4 million in legal and professional services related to corporate projects and transactions. We expect general and administrative expenses to continue to increase in the coming quarters as we scale our infrastructure and management to support development of ivonescimab.

(1) Note management has updated this category to include general and administrative consulting expenses and has reclassified these expenses in the prior period for consistency. Expenses of $1.8 million for the year ended December 31, 2022, were previously recorded in compensation related costs.

Impairment of Intangible Assets

In December 2017, we expanded our activities in the field of infectious diseases with the acquisition of Discuva Limited, a privately held United Kingdom-based company. Through this acquisition, we obtained a bacterial genetics platform and a suite of software-based technologies (collectively termed our “Discuva Platform”), which facilitates the discovery and development of new mechanism antibiotics. In conjunction with the significant change in the Company’s strategy and shift in focus to the therapeutic area of oncology, the Company determined that it will cease further investment in the Discuva Platform and evaluate further options for the use of the Discuva Platform. Management also concluded that this indicated the carrying amount of the acquired Discuva Platform intangible asset may not be recoverable and performed an assessment to calculate the fair value of the asset using a probability-weighted approach which was compared to the carrying value of the asset. An impairment charge of $8.5 million which represented the carrying value of the Discuva Platform was recognized for the year ended December 31, 2022. This impairment charge is presented as impairment of intangible assets in the consolidated statements of operations and comprehensive loss.

Other Operating Income

The table below summarizes our other operating income by category for the year ended December 31, 2023 and 2022, respectively:

(in millions)	Year Ended
	December 31, 2023	December 31, 2022	$ Change
Funding income from BARDA	$—	$8.1	$(8.1)
Research and development tax credits	1.0	4.5	(3.5)
Grant income from CARB-X	—	1.8	(1.8)
Total	$1.0	$14.4	$(13.4)
Funding income from BARDA decreased by $8.1 million for the year ended December 31, 2023, compared to the same periods in the prior year, due to management’s decision to terminate all prior development and marketing activities related to ridinilazole.
U.K. research and development tax credits decreased by $3.5 million for the year ended December 31, 2023, compared to the same period in the prior year, due to a decrease in clinical and manufacturing activity spend associated with the ridinilazole Phase III clinical program, which resulted in a decrease in tax credits claimed in the U.K., coupled with a decrease in eligible expenses claimed due to recent changes in U.K. tax legislation.

Grant income received from CARB-X decreased by $1.8 million for the year ended December 31, 2023, compared to the same period in the prior year due to the CARB-X arrangement for our preclinical candidate SMT-738 concluding in 2022. We do not expect further income under this arrangement.

Other (Expense) Income, Net

The table below summarizes our other income (expense), net by category for the year ended December 31, 2023 and 2022, respectively.

(in millions)	Year Ended
	December 31, 2023	December 31, 2022	$ Change
Foreign currency gains (losses)	$0.6	$(4.1)	$4.7
Interest expense on promissory notes payable to related parties	(16.5)	(4.4)	(12.1)
Interest income	10.5	1.5	9.0
Reclassification of cumulative currency translation gain	0.4	—	0.4
Other expense	(0.3)	0.3	(0.6)
Total	$(5.3)	$(6.7)	$1.4

Other (expense) income, net primarily decreased by $1.4 million for the year ended December 31, 2023, compared to the same period in the prior year, primarily due to favorable changes in foreign currency gains of $4.7 million, an increase of $9.0 million in interest income related to investments in money market funds and U.S. government securities, and an increase of $0.4 million related to the reclassification of cumulative foreign currency translation gains from accumulated other comprehensive loss due to the dissolution of certain dormant entities, partially offset by an increase of $12.1 million in interest expense on promissory notes to related parties, where amounts recognized in 2023 related to the $520 million promissory notes issued to our Chief Executive Officers.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through issuances of our common stock, issuance of debt, receipt of payments to us under license, collaboration, and commercialization arrangements, for example, our license and commercialization agreement with Eurofarma Laboratórios SA, or Eurofarma, development funding and other assistance from government entities, philanthropic, non-government and not-for-profit organizations for our product candidates. In particular, we have received funding from BARDA, CARB-X, Innovate UK, Wellcome Trust and a number of not-for-profit organizations.

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
•experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges;
•hire additional clinical, regulatory, scientific and administrative personnel;
•expand our physical presence;

•add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•borrow capital to fund our resources and have to pay interest expenses on such borrowings.

During the year ended December 31, 2023, we incurred a net loss of $614.9 million, and cash flows used in operating activities was $76.8 million. As of December 31, 2023 we had an accumulated deficit of $993.3 million, cash and cash equivalents and short-term investments in U.S. treasury securities of $186.2 million. We expect to continue to generate operating losses for the foreseeable future.

We have evaluated whether our cash, cash equivalents, short-term investments and U.K. research and development tax credits provide sufficient cash to fund our operating cash needs for the next twelve months from the date of issuance of these annual financials. We are investing in the clinical development of ivonescimab, including our ongoing clinical trials. In addition, we have a $100 million promissory note payable to a related party (refer to Note 18 in the consolidated financials included in this Annual Report further details) that matures on April 1, 2025. Based upon our cash and cash equivalents and short-term investments as of December 31, 2023, we expect to be able to operate into the first quarter of 2025. In order to further fund our operating cash needs and repay this promissory note, we intend to raise additional capital. As of the date of the issuance of these financial statements the additional capital has not been secured. As a result, these conditions raise substantial doubt about our ability to continue as a going concern.

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
•the costs, timing and outcome of activities related to development, validation, manufacturing and establishment of supply chain for ivonescimab;
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

If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could materially adversely affect our business prospects or our ability to continue operations.

Cash Flows

The following table summarizes the results of our cash flows for the years ended December 31, 2023 and 2022.

(in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022
Net cash used in operating activities	$(76.8)	$(41.6)
Net cash used in investing activities	$(587.8)	$(0.6)
Net cash provided by financing activities	$86.5	$620.2

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $76.8 million and resulted from a net loss of $614.9 million, which included an adjustment of $475.0 million in cash payments related to investing activities for the purchase of in-process research and development from Akeso under the terms of the License Agreement and the associated direct transaction costs and non-cash charges of $65.5 million and a net increase in working capital of $2.4 million. Non-cash charges primarily include a $45.9 million expense for the issuance of shares in lieu of cash for the Akeso upfront payment, $14.1 million of stock-based compensation, $6.3 million related to non-cash interest expense, $1.9 million related to amortization of right-of-use assets, and a $0.5 million impairment charge, partially offset by $1.9 million related to amortization of discount on short-term investments and $0.8 million in a net unrealized foreign exchange gain. The net increase in working capital is primarily due to a $3.7 million increase in other long-term assets, a $2.4 million decrease in accrued liabilities, and a $2.2 million decrease in lease liabilities , partially offset by a $4.2 million decrease in the research and development tax credit receivable and a $2.3 million increase in accounts payable.

Net cash used in operating activities for the year ended December 31, 2022 was $41.6 million and resulted from a net loss of $78.8 million, which included non-cash charges of $28.6 million and a $8.6 million net decrease in working capital. Non-cash charges primarily include $11.9 million of stock-based compensation, a $8.5 million impairment charge, $4.3 million related to non-cash interest expense, a $2.6 million unrealized foreign currency exchange loss, and $1.3 million in amortization of right-of-use assets, partially offset by a $1.3 million gain on remeasurement of an assumed contingent liability. The net decrease in working capital primarily includes an $8.4 million decrease in research and development tax credit receivable, a $5.1 million decrease in prepaid expenses, a $4.8 million increase in accrued liabilities, and a $1.6 million increase in accrued compensation, partially offset by a $7.3 million decrease in deferred revenue and income, a $4.1 million decrease in accounts payable, and a $1.1 million decrease in lease liabilities.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2023 was $587.8 million and was primarily due to $475.0 million of cash payments made to Akeso pursuant to the License Agreement and $112.9 million of net purchases of short-term investments. Net cash used in investing activities for the year ended December 31, 2022 was for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $86.5 million and was primarily due to net proceeds received of $104.1 million (net of paid issuance costs) related to the issuance of common stock from the 2023 Rights Offering and net of the extinguishment of $395.3 million of principal and accrued interest due and payable by us under the $400 million Duggan Promissory Note in satisfaction of the subscription price for the shares subscribed by Mr. Duggan in the 2023 Rights Offering, $5.0 million received for the issuance of common stock via a private placement to a related party, and $1.2 million received for the exercise of stock option warrants, partially offset by the repayment of $24.7 million related to promissory notes from related parties.

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

Contractual Obligations and Commitments

Fixed asset purchase commitments
At December 31, 2023 and 2022, we had no capital commitments.
Lease commitments

The following table summarizes our lease contractual obligations as of December 31, 2023.

	Payment due by period
(in millions)	Total	Less than 1 year	Between 1 and 3 years	Between 3 and 5 years	More than 5 years
Operating lease obligations	$6.6	$2.8	$3.8	$—	$—

The table above does not include the lease agreement signed by the Company on January 8, 2024 for executive office space for its new headquarters in Miami, Florida. The office space is approximately 9,000 square feet. The term of the lease is 64 months. Total payments for this office space is approximately $5.1 million over the term of the lease. The table above excludes payments related to the lease signed in January 2024.

Debt commitments

On December 6, 2022, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”), with Mr. Robert Duggan and Dr. Maky Zanganeh, pursuant to which the Company agreed to sell to each of Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the aggregate amount of $520 million. Pursuant to the Note Purchase Agreement, the Company issued to Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the amount of $400 million (the “Duggan February Note”) and $20 million (the “Zanganeh Note”), respectively, which matured and became due on February 15, 2023 and an unsecured promissory note to Mr. Duggan in the amount of $100 million (the “Duggan September Note” and together with the Duggan February Note and the Zanganeh Note, the “December 2022 Notes”), which was originally due on September 15, 2023. The maturity dates of the December 2022 Notes could have been extended one or more times at the Company’s election, but in no event to a date later than September 6, 2024. In addition, if the Company consummates a public offering, then upon the later to occur of (i) five business days after the Company receives the net cash proceeds therefrom or (ii) May 15, 2023, the Duggan February Note and the Zanganeh Note shall be prepaid by an amount equal to the lesser of (a) 100% of the amount of the net proceeds of such offering and (b) the outstanding principal amount on such Notes. On January 19, 2023, the Company provided notice to extend the term of the Duggan February Note and Duggan September Note to a maturity date of September 6, 2024. Furthermore, on January 19, 2023, the Company and Mr. Duggan rectified the Duggan February Note and Duggan September Note in order to correctly reflect the parties’ intent that the Company may only prepay (i) the Duggan February Note following the completion of a public rights offering to be conducted by Summit in the approximate amount of $500 million (the “Rights Offering”), or a similar capital raise, in an amount equal to the lesser of (x) the net proceeds of the Rights Offering or such capital raise or (y) the full amount outstanding of the Duggan February Note, and (ii) the Duggan September Note following the completion of a capital raising transaction subsequent to the Rights Offering in an amount equal to the lesser of (A) the net proceeds of such capital raise or (B) the full amount outstanding of the Duggan September Note. Following the issuance of the two new Promissory Notes (the “Duggan Promissory Notes”), the Duggan February Note and Duggan September Note were marked as “cancelled” on their face and replaced in their entirety by the Duggan Promissory Notes (together with the Zanganeh Note, the “Notes”). The Notes accrue interest at an initial rate of 7.5%. All interest on the Notes shall be paid on the date of signing for the period through February 15, 2023. Such prepaid interest shall be paid in a number of shares of the Company’s common stock, par value $0.01 (“Common Stock”) equal to the dollar amount of such prepaid interest, divided by $0.7913 (the consolidated closing bid price immediately preceding the time the Company entered into the Note Purchase Agreement, plus $.01), which was 9,720,291 shares. For all applicable periods following February 15, 2023, interest shall accrue on the outstanding principal balance of the Notes at the US prime interest rate, as reported in the Wall Street Journal, plus 50 basis points, as adjusted monthly, for three months immediately following February 15, 2023, and thereafter at the US prime rate plus 300 basis points, as adjusted monthly. On February 15, 2023, the $20 million Zanganeh Note matured and we repaid the outstanding principal balance. In connection with the closing of the Rights Offering, the $400 million Duggan Promissory Note matured and became due, and we repaid all principal and accrued interest thereunder using a portion of the proceeds from the Rights Offering.

On February 17, 2024 the Duggan February Note was amended to extend the maturity date from September 6, 2024 to April 1, 2025. For all applicable periods commencing February 17, 2024, interest shall accrue on the outstanding principal balance at the greater of 12% or the US prime interest rate, as reported in the Wall Street Journal plus 350 basis points, as adjusted monthly, compounded quarterly. Interest shall be paid upon maturity of the loan.

The estimated future principal payments are $0 and $100,000,000 for 2024 and 2025, respectively, as the note matures on April 1, 2025.

Other commitments
We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. Most contracts provide for termination upon notice, and therefore are cancellable contracts. As of December 31, 2023, total contractual commitments, excluding leases commitments and debt commitments, are estimated to be approximately $37.7 million and the majority of these commitments are due within one year.
Subsequent to December 31, 2023 through February 9, 2024, the Company entered into additional contractual commitments of approximately $23.0 million with various third parties related to our clinical trials.
We have certain commitments under our agreements with Akeso, Wellcome Trust, the University College London and certain employees, former employees and former directors of Discuva, pursuant to which we will be required to pay royalties or make milestone payments. The License Agreement with Akeso also contains certain manufacturing and purchase commitments. As of December 31, 2023, we are unable to estimate the amount, timing or likelihood of achieving the milestones, making future product sales or assessing estimated forecasts for manufacturing and supplied materials which these contingent payment obligations relate to.
Indemnifications
Our certificate of incorporation provides that it will indemnify the directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with all of the directors and executive officers. These indemnification agreements may require us, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of our directors or executive officers. We believe the fair value for these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2023.
Legal Proceedings
We are not currently subject to any material legal proceedings.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses, stock-based compensation and income taxes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the most significant judgments, assumptions and estimates we use in preparing the consolidated financial statements:

Acquired In-Process Research and Development

The Company may enter into agreements with collaboration partners for the development and commercialization of its products. These arrangements may include payments contingent on the occurrence of certain events such as development, regulatory or sales-based milestones. The Company considers the unique nature, terms and facts and circumstances of each transaction. The Company considers whether or not the assets acquired have a future alternative use.

The fair value associated with acquired in-process research and development which does not have an alternative future use is expensed and is recorded as research and development expense. Any development or commercial milestone payments are recognized when the achievement of the associated milestone becomes probable and will either be expensed or capitalized depending upon whether or not regulatory approval has been obtained.

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
•Expected volatility—The expected volatility is calculated based on historical volatility of the Company’s share price.

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

The Company accounts for uncertainty in income taxes by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the consolidated financial statements. The amount of benefits that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties. At December 31, 2023 and 2022, the Company had unrecognized tax positions of $1.1 million and nil, respectively. Due to the Company’s full valuation allowance, the unrecognized tax benefits would not materially impact the Company’s effective tax rate when recognized. The Company does not anticipate the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as part of its income tax provision. For the years ended December 31, 2023 and 2022, the Company had no interest or penalties related to unrecognized tax benefits.

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

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk refers to the risk that the value of a financial commitment or recognized asset or liability will fluctuate due to changes in foreign currency rates. Our net loss and financial position, as expressed in U.S. dollars, are exposed to movements in foreign exchange rates against the pound sterling and the euro. The main trading currencies are the pound sterling, the U.S. dollar, and the euro. We are exposed to foreign currency exchange rate risk as a result of entering into operating transactions denominated in currencies other than the functional currency of our subsidiaries, particularly in relation to our monetary assets and liabilities relating to intercompany transactions, supplier liabilities and the translation of foreign cash balances. Operating transaction foreign currency gains and losses are included in the determination of net loss in our statements of operations. We monitor our exposure to foreign currency exchange rate risk. Exposures are generally managed through natural hedging via the currency denomination of cash balances and any impact currently is not material to us.

Interest Rate Risk

We hold our cash, cash equivalents and short-term investments for working capital purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of such investments to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents and short-term investments which are invested in a variety of short term securities, including money market funds and investments in U.S. treasury securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our operating results or the total fair value of our portfolio.

We are exposed to market risks related to fluctuations in interest rates related to our promissory notes payable to related parties. As of December 31, 2022, the principal balance payable was $520 million, the outstanding principal balance is subject to a variable interest rate from February 15, 2023. As of December 31, 2023, the principal balance outstanding was $100.0 million. For all applicable periods following February 15, 2023, interest accrued on the outstanding principal balance at the United States prime interest rate, as reported in the Wall Street Journal, plus 50 basis points, as adjusted monthly, for three months immediately following February 15, 2023, and thereafter at the United States prime rate plus 300 basis points, as adjusted monthly. On February 17, 2024 the Duggan February Note was amended to extend the maturity date from September 6, 2024 to April 1, 2025. For all applicable periods commencing February 17, 2024, interest shall accrue on the outstanding principal balance at the greater of 12% or the US prime interest rate, as reported in the Wall Street Journal plus 350 basis points, as adjusted monthly, compounded quarterly. Interest shall be paid upon maturity of the loan.

Credit Risk

We consider all of our material counterparties to be creditworthy. We consider the credit risk for each of our counterparties to be low and do not have a significant concentration of credit risk at any of our counterparties. We have $1.8 million of research and development tax credits outstanding at December 31, 2023. Given that these receivables relate to U.K. research and development tax credit cash rebate regimes and given our history of collection, it is highly unlikely that these amounts will not be collected.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) under the supervision and the participation of the company’s management, which is responsible for the management of the internal controls, and which includes our Chief Executive Officers (our Principal Executive Officers) and our Chief Financial Officer (our Principal Financial Officer). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Executive Chairman and Chief Executive Officer, President and Director (our Principal Executive Officers), and our Chief Financial Officer (our Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed, under the supervision of the Chief Executive Officers (our Principal Executive Officers), and our Chief Financial Officer (our Principal Financial Officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with Generally Accepted Accounting Principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Moreover, projections of any evaluation of the effectiveness of internal control to future periods are subject to a risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2023, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2023, was effective.

This report does not include an attestation report of our registered public accounting firm as we are a non-accelerated filer and a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 17, 2024 the Duggan February Note was amended to extend the maturity date from September 6, 2024 to April 1, 2025. For all applicable periods commencing February 17, 2024, interest shall accrue on the outstanding principal balance at the greater of 12% or the US prime interest rate, as reported in the Wall Street Journal plus 350 basis points, as adjusted monthly, compounded quarterly. Interest shall be paid upon maturity of the loan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART IIIs

Item 10. Directors, Executive Officers and Corporate Governance

CORPORATE GOVERNANCE
Overview
Our Board of Directors oversees our Chief Executive Officers, and other senior management in the competent and ethical operation of our business and affairs and assures that the long-term interests of the stockholders are being served. Our Board of Directors has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. We believe that good governance leads to high board effectiveness, promotes the long-term interests of our stockholders, strengthens the accountability of our Board of Directors and management and improves our standing in our industry.

Board Leadership Structure
Our Board of Directors believes that the roles of Chairman and Chief Executive Officer may be filled by the same or different individuals. This allows our Board of Directors to have the flexibility to determine whether the two roles should be combined or separated based upon the needs of the Company and our Board of Directors’ assessment of our leadership from time to time. Our Board of Directors also believes that combining the role of Chairman and Chief Executive Officer facilitates the strategic development of the Company and the flow of information between the Board and management. In our Board’s view, Mr. Duggan is best situated to serve as Chairman because of his familiarity with the Company’s business and industry and his insight into the strategies and policies to be discussed by the Board of Directors. At this time, our Board of Directors believes it is in the best interests of our Company and our stockholders for Robert W. Duggan to serve as our Chief Executive Officer and Chairman of the Board of Directors. The Chairman of the Board of Directors presides over all Board meetings and approves the agenda for meetings of the Board of Directors. He also works with the Board of Directors to drive decisions about particular strategies and policies.

The Appointment of the Lead Independent Director
Our Board of Directors has determined that it is advisable, in light of having the same person, Robert W. Duggan, serve as both Chief Executive Officer and Chairman of the Board of Directors, to appoint a lead independent director (“LID”). The Board of Directors has approved the appointment of Kenneth Clark as LID. The LID shall be responsible for the following duties: (i) to chair any meeting of the independent directors in executive sessions; (ii) to meet with any director who is not adequately performing his or her duties as a member of the Board of Directors; (iii) to facilitate communications between other members of the Board of Directors and the Chairman of the Board and Chief Executive Officer; (iv) to monitor, with the assistance of the Company’s legal advisors, communications from stockholders and other interested parties; (v) to work with the Chairman of the Board in the preparation of the agenda for each Board of Directors meeting; and (vi) to otherwise consult with the Chairman of the Board and Chief Executive Officer on corporate governance matters and the Board of Directors’ performance.

The Board of Director’s Role in Risk Oversight
Our management has day-to-day responsibility for identifying risks facing us, including implementing suitable mitigating processes and controls, assessing risks in relation to Company strategies and objectives, and appropriately managing risks in a manner that serves the best interests of the Company, our stockholders, and other stakeholders. Our Board of Directors is responsible for ensuring that an appropriate culture of risk management exists within the Company and for setting the right “tone at the top,” overseeing our aggregate risk profile, and assisting management in addressing specific risks.

Generally, various committees of our Board of Directors oversee risks associated with their respective areas of responsibility and expertise. For example, our Audit Committee oversees, reviews and discusses with management and the independent auditor risks associated with our internal controls and procedures for financial reporting and the steps management has taken to monitor and mitigate those exposures; our Audit Committee also oversees the management of other risks, including those associated with credit risk. Our Compensation Committee oversees the management of risks associated with our compensation policies, plans and practices. Our Nominating and Corporate Governance Committee oversees the management of risks associated with director independence and the composition and organization of the Board of Directors. Our Board of Directors provides direct oversight over cybersecurity risks. Management and other employees report to the Board of Directors and/or relevant committee from time to time on risk-related issues.

Diversity of the Board

Although the Nominating and Corporate Governance Committee does not maintain a specific policy with respect to board diversity, the Board of Directors believes that the Board of Directors should be a diverse body. Diversity in experiences, perspectives, and backgrounds is just one of many factors considered by the Nominating and Corporate Governance Committee in considering director nominees. In August 2021, the SEC adopted Nasdaq’s proposal that requires listed companies to provide statistical information about their boards of directors, in the form of a matrix chart. The below Diversity Matrix reports self-identified diversity statistics for the Board in the format required by Nasdaq’s rules.

Board Diversity Matrix (as of February 13, 2024)
Total Number of Directors	8
	Female	Male	Non-Binary	Did Not Disclose Gender
Gender Identity
Directors	4	4	—	—
Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	2	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	2	3	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—	—	—	—
Did Not Disclose Demographic Background	—	—	—	—

Director Independence
Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of Mr. Clark, Ms. Mahatme, Mr. Booth and Ms. Cesano, representing four of our eight directors, is “independent” as that term is defined under the rules of The Nasdaq Stock Market and none of these directors has or has had a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board of Directors also determined that Mr. Clark, Ms. Mahatme, Mr. Booth, and Ms. Cesano, who comprise our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, satisfy the independence standards for those committees established by applicable SEC rules, including Rule 10A-3 of the Exchange Act, and the rules of The Nasdaq Stock Market. In making this determination, our Board of Directors considered the relationships that each non-employee director has or has had with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Under The Nasdaq Stock Market listing requirements, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company.” Because Mr. Duggan owns more than a majority of the voting power of our outstanding shares of common stock, we are a “controlled company” under the corporate governance rules for Nasdaq-listed companies. A “controlled company” may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

•a majority of the board of directors consist of independent directors;
•the compensation committee be composed entirely of directors meeting Nasdaq independence standards applicable to compensation committee members with a written charter addressing the committee’s purpose and responsibilities;
•the compensation committee be responsible for the hiring and overseeing of persons acting as compensation consultants and be required to consider certain independence factors when engaging such persons; and
•director nominees either be selected, or recommended for board of directors’ selection, either by “independent directors” as defined under the rules of Nasdaq constituting a majority of the board of director’s “independent directors” in a vote in which only “independent directors” participate, or by a nominations committee comprised solely of “independent directors.”

We have elected to take advantage of these exemptions. As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance rules.

Director Nominations
Candidates for nomination to our Board of Directors are selected by the Nominating and Corporate Governance Committee in accordance with the committee’s charter, and our Certificate of Incorporation and Bylaws. The Nominating and Corporate Governance Committee evaluates all candidates in the same manner and using the same criteria, regardless of the source of the recommendation.

The Nominating and Corporate Governance Committee may retain recruiting professionals to assist in identifying and evaluating candidates for director nominees. Our Board of Directors has adopted Corporate Governance Guidelines and the Nominating and Corporate Governance Committee has adopted Policies and Procedures for Director Candidates which sets out, among other things, that the Nominating and Corporate Governance Committee considers factors such as character, integrity, judgment, diversity of experience (including age, gender, international background, race and professional experience), independence, area of expertise, length of service, potential conflicts of interest, other commitments and the like. The

Nominating and Corporate Governance Committee considers the following minimum qualifications to be satisfied by any nominee to the Board of Directors: a reputation for integrity, honesty and adherence to high ethical standards; a demonstrated business acumen, experience and ability to exercise sound judgments in matters that relate to the current and long-term objectives of the Company; a commitment to understanding the Company and its industry; a commitment to regularly attend and participate in meetings of the Board and its committees; an interest and ability to understand the sometimes conflicting interests of the various constituencies of the Company, including stockholders, employees, customers, governmental units, creditors and the general public, and to act in the interests of all stockholders. Based on the Nominating and Corporate Governance Committee’s recommendation, the Board of Directors selects director nominees and recommends them for election by our stockholders, and also fills any vacancies that may arise between annual meetings of stockholders.

The Nominating and Corporate Governance Committee will consider director candidates who are proposed by our stockholders in accordance with our Bylaws, our Nominating and Corporate Governance Committee’s Policies and Procedures for Director Candidates and other procedures established from time to time by the Nominating and Corporate Governance Committee. If you would like the Nominating and Corporate Governance Committee to consider a prospective director candidate, please follow the procedures in our Bylaws and submit the candidate’s name and qualifications to: Corporate Secretary, Summit Therapeutics Inc., 601 Brickell Key Drive, Suite 1000, Miami, FL 33131.

Code of Business Conduct and Ethics
We have also adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is filed herewith as Exhibit 14.1 and posted on the “Investor Center/Corporate Governance” section of our website, which is located at https://www.smmttx.com/. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K to be filed with the SEC.

Policy on Short Sales, Derivative Transactions and Hedging Transactions
The Company’s Insider Trading Policy prohibits any director or employee from engaging in any of the following types of transactions with respect to the Company’s securities: (i) short sales, including short sales “against the box”, (ii) purchases or sales of puts, calls, or other derivative securities or (iii) purchases of financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) or other similar transactions that directly hedge or offset, or are designed to directly hedge or offset, any decrease in the market value of Company securities.

Communication with the Board of Directors

Any stockholder communication with our Board of Directors or individual directors should be directed to Summit Therapeutics Inc., c/o Corporate Secretary, 601 Brickell Key Drive, Suite 1000, Miami, FL 33131. The Corporate Secretary will forward these communications, as appropriate, directly to the director(s). The independent directors of the Board of Directors review and approve the stockholder communication process periodically in an effort to enable an effective method by which stockholders can communicate with the Board of Directors.

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD
Board and Committee Meetings
Our Board of Directors and its committees meet throughout the year on a set schedule, hold special meetings as needed, and act by written consent from time to time. During fiscal year 2023, our Board of Directors held 3 meetings, and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she served during the periods that he or she served.

The names of our director nominees and directors, their ages and certain other information about them are set forth below:

Name	Age	Position
Robert W. Duggan	79	Chief Executive Officer and Executive Chairman
Mahkam Zanganeh	53	Chief Executive Officer, President, and Director
Manmeet S. Soni	46	Chief Operating Officer and Director
Kenneth A. Clark	65	Lead Independent Director
Robert Booth	70	Director
Alessandra Cesano	63	Director
Ujwala Mahatme	59	Director
Yu Xia	57	Director

The principal occupations and positions and directorships for at least the past five years of our directors and director nominees, as well as certain information regarding their individual experience, qualifications, attributes and skills that led our Board of Directors to conclude that they should serve on the Board of Directors, are described below. There are no family relationships among any of our directors or executive officers, however, Mr. Duggan and Dr. Zanganeh have a personal relationship with each other.

Robert W. Duggan, age 79, has served as a member of our Board of Directors since December 2019, Executive Chairman since February 2020, and Chief Executive Officer since April 2020. Since 2016, Mr. Duggan has been Chief Executive Officer of Duggan Investments, Inc., a family office of Mr. Duggan dedicated to research and administration of his personal investments primarily in the field of biotech focused on patient-friendly breakthrough solutions to complex diseases of aging. From September 2007 through the acquisition by AbbVie Inc. in May 2015, Mr. Duggan was a member of the board of directors of Pharmacyclics, Inc., a patient-friendly, science-based, employee-driven developer of small-molecule medicines for the treatment of cancers. Mr. Duggan was also the Chairman and Chief Executive Officer of Pharmacyclics from September 2008 to May 2015 as well as its largest investor. From 1990 to 2003, Mr. Duggan was chairman of the board of directors of Computer Motion, Inc. From 1997 to 2003, Mr. Duggan also served as Chief Executive Officer of Computer Motion. In June 2003, Computer Motion merged with Intuitive Surgical Inc. Mr. Duggan has been a director and the chairman of the board of directors of Pulse Biosciences, Inc. since November 2017. From 2003 to 2011, Mr. Duggan served on the board of directors of Intuitive Surgical. Mr. Duggan received a U.S. Congressman’s Medal of Merit from Ron Paul in 1985 and in 2000 he was named a Knight of the Legion of Honor by President Jacques Chirac of France. He is a member of the University of California at Santa Barbara Foundation board of trustees.

Mr. Duggan was appointed as a director because of his significant combined service as Chief Executive Officer of an innovative biopharmaceutical company and career spanning over 30 years as a venture investor and advisor for a broad range of companies, and extensive expertise in vision, strategic development, planning, finance and management.

    Mahkam (Maky) Zanganeh, age 53, has served as a member of our Board of Directors since November 2020 and as Chief Executive Officer and President since July 2022. Dr. Zanganeh has previously served as the Company’s Chief Operations Officer from November 2020 to July 2022. Dr. Zanganeh is Founder, Chief Executive Officer and Director of Maky Zanganeh and Associates, an executive management and consulting firm founded in 2015. Previously, from August 2012 to September 2015, she served as the Chief Operating Officer of Pharmacyclics Inc. She also served as Chief of Staff and Chief Business Officer of Pharmacyclics from December 2011 to July 2012 and Vice President, Business Development from August 2008 to November 2011. Prior to joining Pharmacyclics Inc., Dr. Zanganeh served as President Director General (2007-2008) for the French government bio-cluster project initiative in France, establishing alliances and developing small life science businesses regionally. From September 2003 to August 2008, Dr. Zanganeh served as Vice President of Business Development for Robert W. Duggan & Associates. Dr. Zanganeh also served as worldwide Vice President of Training & Education (2002-2003) and President Director General for Europe, Middle East and Africa (1998-2002) for Computer Motion Inc. Dr. Zanganeh has been a member of the Board of Directors of Pulse Biosciences, Inc. since February 2017. Dr. Zanganeh received a DDS degree from Louis Pasteur University in Strasbourg, France and MBA from Schiller International University in France.

Dr. Zanganeh was appointed as a director because of her years of executive and operational experience in the life sciences industry.
Manmeet S. Soni, age 46, has served as a member of our Board of Directors since December 2019 and as Chief Operating Officer since October 2023. From February 2022 to October 2023, Mr. Soni was the President, Chief Operating Officer and Chief Financial Officer of Reata Pharmaceuticals, Inc., a pharmaceutical company focused on developing and commercializing novel therapeutics for the treatment of severe or life-threatening diseases, until its acquisition by Biogen in

October 2023. Mr. Soni joined Reata in August 2019 as Chief Financial Officer, Executive Vice President and was promoted in June 2020 to Chief Operating Officer and Chief Financial Officer, Executive Vice President of Reata.

Prior to joining Reata Pharmaceuticals, Mr. Soni was the Senior Vice President and Chief Financial Officer of Alnylam Pharmaceuticals Inc. from May 2017 to August 2019. From March 2016 to February 2017, Mr. Soni served as Executive Vice President, Chief Financial Officer and Treasurer of ARIAD Pharmaceuticals, Inc., a biopharmaceutical company, when ARIAD was acquired by Takeda Pharmaceutical Company Limited. Previously, he served as Chief Financial Officer of Pharmacyclics, Inc., a biopharmaceutical company, until its acquisition by AbbVie in 2015. Prior to joining Pharmacyclics, Mr. Soni worked at Zeltiq Aesthetics Inc., a publicly held medical technology company which was acquired by Allergan Inc. (acquired by Abbvie). Prior to Zeltiq, Mr. Soni worked at PricewaterhouseCoopers in the life science and venture capital group. Mr. Soni currently serves as a member of the board of directors of Pulse Biosciences, Inc. since November 2017 and previously served as a member of the board of directors of Arena Pharmaceuticals, Inc. (acquired by Pfizer, Inc.). Mr. Soni is a Certified Public Accountant and Chartered Accountant (India).

Mr. Soni was appointed as a director because of his extensive experience in the life sciences industry and his financial and accounting expertise.

Kenneth A. Clark, age 65, has served on our Board of Directors since October 2021. Mr. Clark is a partner of Wilson Sonsini Goodrich & Rosati, where he advises biotech companies on strategic partnerships, mergers and acquisitions, financing transactions and operational matters. He is also a partner of TCG Labs, a venture capital fund affiliated with The Column Group. Mr. Clark has previously served as a member of the boards of directors for multiple publicly traded companies, including Pulse BioSciences, Inc. and Pharmacyclics, Inc, and is currently a director of Acurex Biosciences. Mr. Clark received his undergraduate degree from Vanderbilt University and a juris doctorate from the University of Texas School of Law.

We believe Mr. Clark is qualified to serve on our Board of Directors because of his expertise in business consulting, deal transactions, financing, and corporate law in the biotechnology sector.

Robert Booth, age 70, has served on our Board of Directors since September 2022 and also serves as a member of the Audit Committee and the Nominating and Corporate Governance Committee. Dr. Booth has spent more than 30 years in the biopharmaceutical industry, most recently as founder and chief executive officer of Virobay Inc. Additionally, he has served as operating partner and senior advisor at TPG Biotech. Prior to Virobay, Dr. Booth was the chief scientific officer at Celera Genomics, where he was responsible for all discovery and development activities. At Celera, Dr. Booth conceived and initiated the BTK inhibitor program that was ultimately licensed to Pharmacyclics and from which IMBRUVICA® (ibrutinib) was developed and approved. Dr. Booth served on the board of directors of Pharmacyclics until its acquisition by AbbVie. Prior to Celera, Dr. Booth was senior vice president for Roche in Palo Alto, California, where he was a member of the global research management team and the business development committee, which oversaw licensing opportunities. Dr. Booth additionally currently serves on the boards of Acurex Biosciences and Thryv Therapeutics, private companies that are focused on neurodegenerative diseases and cardiovascular diseases, respectively. Dr. Booth received his BSc and PhD in biochemistry from the University of London. The Board has determined that Dr. Booth qualifies as an independent director under applicable Nasdaq listing rules.

We believe Dr. Booth is qualified to serve on our Board of Directors because of his expertise in the life sciences industry.

Ujwala Mahatme, age 59, has served as a member of our Board of Directors since July 2020. Currently, Ms. Mahatme serves as the Founder and Managing Partner of Mahatme Bitterman PLLC, a role she has held since 2002. Previously, Ms. Mahatme served as Counsel at Gibson, Dunn & Crutcher and Counsel and Associate at Pillsbury Winthrop Shaw Pittman LLP. She received her Bachelor of Commerce from Brihan Maharashtra College of Commerce, University of Poona, her Bachelor of Laws from ILS Law School, University of Poona, Master of Laws from the University of Cambridge and Master of Laws in Corporation Law from New York University.

We believe Ms. Mahatme is qualified to serve on our Board of Directors because of her expertise in corporate law and financing in the biotechnology sector.

Alessandra Cesano, age 63, has served as a member of our Board of Directors and the Nominating and Corporate Governance Committee since November 2022. Dr. Cesano has 26 years of experience in research and development in both drug and diagnostic companies ranging from large, global biopharma to private, venture-backed companies, and currently serves as

Chief Medical Officer of ESSA Pharma. Prior to ESSA, Dr. Cesano was the Chief Medical Officer at NanoString Inc., where she built and led the Immuno-Oncology program and the diagnostic pipeline. Prior to NanoString, she was Chief Medical Officer for Cleave Biosciences. There, Dr. Cesano led the successful filing of two INDs for a clinical candidate and led two Phase I trials in Multiple Myeloma and solid tumors. Dr. Cesano has global full-phase development and regulatory experience with large and small molecules and had a substantive and lead role in two approved drugs – Kepivance® (palifermin) and Vectibix® (panitumumab). Dr. Cesano serves on the board of directors at Puma Biotechnology. She received her PhD in tumor immunology and her MD from the University of Turin. The Board has determined that Dr. Cesano qualifies as an independent director under applicable Nasdaq listing rules.

We believe Dr. Cesano is qualified to serve on our Board of Directors because of her expertise in the biopharmaceutical industry focused on oncology.

Yu (Michelle) Xia, age 57, has served as a member of our Board of Directors since January 2023. Dr. Xia is the founder of Akeso, Inc., and has been the chairwoman, president and CEO of the Company since its inception in 2012.

Dr. Xia has over 27 years of experience in the pharmaceutical industry and academic research. Prior to founding Akeso Biosciences, Dr. Xia held senior leadership roles at Crown Bioscience Inc., where she played a decisive role in constructing Crown Bioscience’s platform, building its team, setting and implementing its strategies, and forging its joint venture with Pfizer (the Pfizer-Crown Asian Cancer Research Centre). From 2006 to 2008, Dr. Xia served as a senior scientist and group leader at PDL BioPharma, Inc. (later acquired by AbbVie). In 2006, Dr. Xia served as a senior process development scientist at Bayer Corporation in the U.S. At both PDL BioPharma and Bayer, Dr. Xia oversaw CMC, process development and manufacturing of therapeutic protein and antibody drugs. Dr. Xia began her pharmaceutical career at Axys Pharmaceuticals, Inc. (later acquired by Celera Genomics), where she held both scientific and managerial roles in drug discovery programs from December 2000 to December 2005, overseeing a broad range of activities from target validation through IND-enabling studies. Dr. Xia earned her Ph.D. degree in molecular biology and microbiology from Newcastle University in the U.K. in 1994. Dr. Xia completed her postdoctoral research training at the University of Glasgow in the U.K. from 1993 to 1996, and she also conducted the cancer immune therapy research at the University of Louisville School of Medicine in the U.S. from 1996 to 2000.

Over the years, Dr. Xia has served important roles in numerous influential organizations, including a member of the Special Committee for Monoclonal Antibody of the China Medicinal Biotech Association, a committee member of the Special Committee for Science and Technology Innovation of China Overseas Returnee Entrepreneur Investment Association, an advisory committee member of the Chinese Antibody Society, and a director of Tongxieyi Antibody Talent Club. Dr. Xia has also received numerous awards and recognitions for her contributions to both the pharmaceutical industry and commercial enterprises. Most recently, Dr. Xia was selected into Forbes’ Powerful Women in Technology in 2020 and in 2023 was named by Forbes China as a Top 100 Women in Business in China.

We believe Dr. Xia is qualified to serve on our Board of Directors because of her extensive experience in the biopharmaceutical industry, including in oncology.

Board Committees
Our Board of Directors has the following standing committees: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, each of which has the composition and the responsibilities described below. The Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee all operate under charters approved by our Board of Directors, which charters are available on the Investor Center of our website at https://www.smmttx.com under “Corporate Governance.” Our Board of Directors from time to time establishes additional committees to address specific needs.

The following table sets forth (i) the three standing committees of the Board of Directors, (ii) the members of each committee as of December 31, 2023, and (iii) the number of meetings held by each committee in fiscal year 2023:

Name of Director	Audit	Compensation	Nominating and Corporate Governance
Robert W. Duggan
Mahkam Zanganeh
Manmeet S. Soni(1)
Kenneth A. Clark(1)	X (Chair)	X (Chair)(2)	X (Chair)
Robert Booth	X		X
Alessandra Cesano			X
Ujwala Mahatme	X	X	X
Number of Meetings Held During 2023	5	2	1
_______________
(1)On October 13, 2023, the Company appointed Manmeet Soni as Chief Operating Officer. In connection with his employment as Chief Operating Officer, Mr. Soni resigned from his seat on the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as from his position as lead independent director. To fill the vacancies left by Mr. Soni, Robert Booth was appointed to the Audit Committee and Kenneth A. Clark was appointed as the lead independent director on the Board.
(2)On February 16, 2024, Mr. Clark was appointed to serve as Compensation Committee Chair.

Our Corporate Governance Guidelines set out that all directors are expected to attend our annual meeting of stockholders. All of the current Board members who were members of the Board at our 2023 annual stockholder meeting attended such meeting.
Audit Committee
Our Audit Committee oversees our corporate accounting and financial reporting process and assists the Board of Directors in monitoring our financial systems and our legal and regulatory compliance. Our Audit Committee is responsible for, among other things:
•appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;
•overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;
•reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;
•monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;
•establishing policies regarding the receipt and retention of accounting related complaints and concerns;
•meeting independently with our internal auditing staff, if any, our registered public accounting firm and management;
•reviewing and approving or ratifying any related person transactions; and
•preparing the Audit Committee report required by SEC rules.

The members of our Audit Committee are Mr. Clark, Mr. Booth and Ms. Mahatme. Mr. Clark serves as our Audit Committee Chair. Our Board of Directors has determined that each member of our Audit Committee is independent within the meaning of the independent director guidelines of The Nasdaq Stock Market. We believe that the composition of our Audit Committee meets the requirements for independence under, and the functioning of our Audit Committee complies with, all applicable requirements of The Nasdaq Stock Market and SEC rules and regulations. In addition, our Board of Directors has determined that Mr. Clark meets the financial literacy requirements under the rules of The Nasdaq Stock Market and the SEC and that he qualifies as Audit Committee financial expert as defined under SEC rules and regulations.

Compensation Committee

Our Compensation Committee oversees our corporate compensation policies, plans and programs. Our Compensation Committee is responsible for, among other things:

•reviewing and approving, or making recommendations to our Board of Directors with respect to, the compensation of our chief executive officers and our other executive officers;
•overseeing an evaluation of our senior executives;
•overseeing and administering our cash and equity incentive plans;
•reviewing and making recommendations to our Board of Directors with respect to director compensation;
•reviewing and discussing annually with management our “Compensation Discussion and Analysis” disclosure if and to the extent then required by SEC rules; and
•preparing the Compensation Committee report required by SEC rules.

The members of our Compensation Committee are Mr. Clark and Ms. Mahatme. Mr Clark serves as our Compensation Committee Chair. Our Board of Directors has determined that each member of our Compensation Committee is independent within the meaning of the independent director guidelines of The Nasdaq Stock Market. We believe that the composition of our Compensation Committee meets the requirements for independence under, and the functioning of our Compensation Committee complies with, all applicable requirements of The Nasdaq Stock Market and SEC rules and regulations.

Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee oversees and assists our Board of Directors in reviewing and recommending corporate governance policies and nominees for election to our Board of Directors. Our Nominating and Corporate Governance Committee is responsible for, among other things:
•identifying individuals qualified to become members of our Board of Directors;
•recommending to our Board of Directors the persons to be nominated for election as directors and to each of our Board of Directors’ committees;
•reviewing and making recommendations to our Board of Directors with respect to our Board of Directors leadership structure;
•reviewing and making recommendations to our Board of Directors with respect to management succession planning;
•developing and recommending to our Board of Directors corporate governance principles; and
•overseeing an annual evaluation of our Board of Directors.

As of December 31, 2023 the members of our Nominating and Corporate Governance Committee are Mr. Clark, Dr. Booth, Ms. Mahatme and Dr. Cesano. Mr. Clark serves as our Nominating and Corporate Governance Committee Chair. Our Board of Directors has determined that each member of our Nominating and Corporate Governance Committee is independent within the meaning of the independent director guidelines of The Nasdaq Stock Market.

Director Compensation
Employee directors are not compensated for Board of Directors services in addition to their regular employee compensation.
For 2023, the non-employee members of the Board of Directors were compensated as follows:

Cash compensation: Each non-employee member of the Board received the following cash compensation (the “Retainer Cash Payments”):
•an annual retainer for each member of the Board of $48,000 paid in equal quarterly installments;
•the members of our Audit, Compensation and Nominating and Corporate Governance Committees were eligible to receive an additional annual retainer of $6,500 for their service on each committee; and
•the Chairs of the Audit, Compensation and Nominating and Corporate Governance Committees were eligible to receive annual retainers of $36,700, $13,000, and $13,000, respectively.

We reimbursed our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors.
Equity Compensation: Each non-employee director received a stock option annual grant to purchase 35,000 shares of the Company’s common stock, par value $0.01, at a strike price equal to the fair market value of the common stock on the grant date, which shall vest in four equal quarterly installments, with the first such installment occurring on March 31 in the year of grant.
Each new non-employee director appointed during 2023 received a stock option grant to purchase 200,000 shares of the Company’s common stock, par value $0.01, at a strike price equal to the fair market value of the common stock on the grant date, which shall vest in four equal annual installments, with the first such installment occurring on the one-year anniversary of the grant date. Each new non-employee director appointed during 2023 was also granted a prorated annual grant for their service in the fourth quarter of 2023, at a strike price equal to the fair market value of the common stock on the grant date, which vested in full on December 31, 2023.

For 2023, each non-employee director may elect to convert all or a portion of his or her Retainer Cash Payments into a number of options (the “Retainer Option,” and such election, a “Retainer Option Election”) into a set number of options. The number of shares subject to a Retainer Option will be equal to (i) the product of (A) the dollar value of the aggregate Retainer Cash Payments that the non-employee director elects to forego over the course of a specified period covered by a Retainer Option Election in favor of receiving a Retainer Option multiplied by (B) 3.0 (the “Retainer Option Multiplier”), divided by (ii) the fair market value of a share on the date of grant of the Retainer Option, provided that the number of shares covered by such Retainer Option shall be rounded to the nearest whole share. The Retainer Options shall be awarded annually and vest in four equal quarterly installments on March 31, June 30, September 30 and December 31 following the Retainer Option Election, subject to the director remaining as a non-employee director on each such vesting date. The election must have been made by December 31 of the preceding year.

The following table sets forth information concerning compensation paid or earned for services rendered to us by the non-employee members of our Board of Directors for the fiscal year ended December 31, 2023. Compensation paid to Mr. Duggan, Dr. Zanganeh and Mr. Soni is included in the section entitled, “Executive Compensation” and excluded from the table below:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Kenneth A. Clark(2)	25,792	308,855	334,647
Robert Booth(2)	1,425	263,344	264,769
Ujwala Mahatme	—	293,685	293,685
Alessandra Cesano	27,250	199,744	226,994
Michelle Xia(3)	—	—	—

_______________
(1)Amounts shown represent the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be realized by our directors. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in the notes to our financial statements.
(2)Fees earned or paid in cash for Mr. Clark and Mr. Booth were a result of these individuals filling the vacancies left by Mr. Soni as described above.
(3)Dr. Xia did not receive any compensation for her role as a member of the Company's Board of Directors in 2023.

The aggregate number of shares subject to stock options outstanding and exercisable on December 31, 2023 for each non-employee director is as follows:

Name	Aggregate Number of Stock Options Outstanding as of December 31, 2023	Aggregate Number of Stock Options Exercisable as of December 31, 2023
Robert Booth	273,950	123,950
Alessandra Cesano	255,516	105,516
Kenneth A. Clark	369,160	269,160
Ujwala Mahatme	386,712	336,712
Michelle Xia	—	—

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires that our executive officers and directors and other persons who beneficially own more than 10% of a registered class of our equity securities file with the SEC reports of ownership and reports of changes in ownership of shares and other equity securities. Such executive officers and directors and other persons who beneficially own more than 10% of a registered class of our equity securities are required by the SEC to furnish us with copies of all Section 16(a) reports filed by such reporting persons.

Based solely on our review of such forms furnished to us or written representations provided to us by the reporting person, we are aware of no late Section 16(a) reports required to be filed by our executive officers, directors and other persons who beneficially own more than 10% of a registered class of our equity securities in the year ended December 31, 2023, other than: (i) a late Form 4 to report the acquisition by Akeso of 10,000,000 shares of common stock on January 17, 2023 in connection with the entry into the License Agreement; and (ii) a late Form 4 to report the acquisition by Akeso of 21,523,530 shares of common stock on March 7, 2023 in the Company’s 2023 Rights Offering. Dr. Xia is a stockholder and exercises the right to vote approximately 28.9% of Akeso's ordinary shares, and serves as chairwoman, president and chief executive officer of Akeso. Dr. Xia disclaims beneficial ownership of the shares of Issuer's Common Stock beneficially owned by Akeso, except to the extent of her pecuniary interest therein. Dr. Xia filed a Form 5 on February 14, 2024 to report each of the transactions described in clauses (i) and (ii) of this paragraph.

Item 11. Executive Compensation
EXECUTIVE COMPENSATION

Compensation Committee Report

The information contained in the following report of the Compensation Committee shall not be deemed to be “soliciting material” or to otherwise be considered “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act except to the extent that the Company specifically incorporates it by reference into such filing.

The Compensation Committee has reviewed and discussed the following “Executive Compensation” section of this Annual Report with management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that such information be included in this Annual Report.

Members of the Compensation Committee:
Kenneth A. Clark (Chair)
Ujwala Mahatme

Executive Compensation
The following is a discussion and analysis of compensation arrangements of our named executive officers (NEOs). This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion. As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.
We seek to ensure that the total compensation paid to our executive officers is reasonable and competitive. Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.
Our NEOs for fiscal year 2023 were as follows, who are comprised of (1) our principal executive officers in fiscal year 2023 and (2) our next most highly compensated executive officers who were serving as executive officers as of December 31, 2023:
•Robert W. Duggan, our Chief Executive Officer and Executive Chairman;
•Mahkam Zanganeh, our Chief Executive Officer, President and Director;
•Manmeet Soni, our Chief Operating Officer and Director
•Ankur Dhingra, our Chief Financial Officer;

Summary Compensation Table

The following table provides information regarding the compensation of our principal executive officers and our next two most highly compensated executive officers, who were serving as executive officers as of December 31, 2023:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Robert W. Duggan, Chief Executive Officer and Executive Chairman(4)	2023	—	—	—	—	—
	2022	—	—	—	—	—
	2021	—	—	—	—	—

Mahkam Zanganeh, Director, Chief Executive Officer, and President	2023	600,000(5)	(1)	19,905,115(7)	57,809	20,562,924
	2022	450,000	452,500	307,200(8)	32,349	1,242,049
	2021	450,000	182,250	8,987,768	19,196	9,639,214

Manmeet Soni, Chief Operating Officer	2023	100,000	(1)	23,381,640(9)	131,699	23,613,339

Ankur Dhingra, Chief Financial Officer	2023	500,000(6)	(1)	—	30,001	530,001
	2022	264,231	381,918	694,464(10)	22,237	1,362,850

_______________

(1)     Final bonus amounts for 2023 have not yet been approved by the Compensation Committee and will be paid in April 2024.
(2)    Amounts shown represent the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be realized by our named executive officers. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in the notes to our financial statements.
(3)    The amounts paid for all other compensation consisted of the following:

Name and Principal Position	Year	Health, Life and Disability Benefits ($)	401(k) Match/Pension Scheme ($)	Director Fees	Total ($)

Robert W. Duggan, Chief Executive Officer and Executive Chairman(3)	2023	—	—	—	—
	2022	—	—	—	—
	2021	—	—	—	—

Mahkam Zanganeh, Director, co- Chief Executive Officer, and President	2023	38,009	19,800	—	57,809
	2022	14,049	18,300	—	32,349
	2021	1,796	17,400	—	19,196

Manmeet Soni	2023	6,178	—	125,521	131,699

Ankur Dhingra, Chief Financial Officer	2023	30,001	—	—	30,001
	2022	22,237	—	—	22,237

(4)    Mr. Duggan has declined any compensation from the Company.
(5)    Dr. Zanganeh’s salary was increased to from $450,000 per annum to $600,000 per annum effective January 1, 2023.
(6)     Mr. Dhingra’s salary was increased from $450,000 per annum to $500,000 per annum effective January 1, 2023.
(7)    Dr. Zanganeh was awarded 11,988,198 of options which vest in four equal annual installments, with an aggregate fair value associated at the date of grant date of $16,524,442. Dr. Zanganeh was also awarded 11,988,198 of stock options with performance-based criteria and market service conditions with an aggregate fair value at the grant date of $16,903,359, assuming 100% of the performance conditions are achieved. Only 20% of these awards were estimated to be probable at December 31, 2023 and these awards have a fair value associated with the awards at the date of grant of $3,380,673.
(8) Dr. Zanganeh was awarded stock options with performance-based criteria and market service conditions with an aggregate fair value at the grant date of $1,384,400, assuming 100% of the performance conditions are achieved. Only

20% of the awards were estimated to be probable at December 31, 2023 and these awards have a fair value associated with the awards at grant date of $307,200.
(9) Mr. Soni was awarded 14,000,000 stock options which vest in four equal annual installments, with an aggregate fair value associated at the date of grant date of $19,297,495. Mr Soni was also awarded 14,000,000 stock options with performance-based criteria and market service conditions with an aggregate fair value at the grant date of $19,740,000, assuming 100% of the performance conditions are achieved. Only 20% of these awards were estimated to be probable at December 31, 2023 and these awards have a fair value associated with the awards at the date of grant of $3,948,000. Prior to joining the Company as Chief Operating Officer, Mr. Soni was granted options for serving on the Company's Board of Directors with a fair value of $136,145.
(10) Mr. Dhingra was awarded 600,000 of options which vest in four equal annual installments, with an aggregate fair value associated at the date of grant date of $563,064. Mr Soni was also awarded 750,000 of stock options with performance-based criteria and market service conditions with an aggregate fair value at the grant date of $587,600, assuming 100% of the performance conditions are achieved. Only 20% of these awards were estimated to be probable at December 31, 2023 and these awards have a fair value associated with the awards at the date of grant of $131,400.

Outstanding Equity Awards at Fiscal Year-End

The following table presents certain information concerning equity awards held by our principal executive officer and our next most highly compensated executive officer, who were serving as executive officers as of December 31, 2023:

		Option Awards
Name		Number of securities underlying outstanding options		Option exercise price ($/sh)	Option expiration date
	Grant date	Exercisable	Unexercisable
Robert W. Duggan, Chief Executive Officer and Executive Chairman	—	—	—	—	—

Mahkam Zanganeh, Director, Chief Executive Officer, and President	11/11/2020	150,000	50,000	$3.71	11/11/2030
	11/11/2020	3,323	—	$3.71	11/11/2030
	11/22/2020(1)	1,800,000	600,000	$4.40	11/22/2030
	12/15/2021(2)	—	15,000	$4.75	12/15/2031
	6/28/2022(3)	—	1,300,000	$1.06	6/28/2032
	9/9/2022(3)	—	500,000	$1.29	9/9/2032
	10/13/2023(3)	—	11,988,198	$1.68	10/13/2033
	10/13/2023	—	11,988,198	$1.68	10/13/2033

Manmeet Soni, Director, Chief Operating Officer(6)	12/23/2019	200,000		$1.37	12/23/2029
	5/1/2020	27,273		$3.30	5/1/2030
	2/19/2021(4)	25,000		$7.33	2/19/2031
	1/3/2022(4)	25,000		$2.82	1/3/2032
	1/3/2022(4)	82,446		$2.82	1/3/2032
	1/3/2023(4)	35,000		$5.00	1/3/2033
	10/13/2023(3)		14,000,000	$1.68	10/13/2033
	10/13/2023		14,000,000	$1.68	10/13/2033

Ankur Dhingra, Chief Financial Officer	5/31/2022(5)	150,000	450,000	$1.33	5/31/2032
	6/28/2022(3)	—	400,000	$1.06	6/28/2032
	9/9/2022(3)	—	350,000	$1.29	9/9/2032

_______________

(1)    Option award was originally a performance-based award. In September 2021, this award was modified to a time-based award, which vest in four equal annual installments beginning on November 22, 2021.
(2)    Options vest in three years on December 15, 2024.

(3)     Option award is a performance-based award with market service conditions. As of December 31, 2023, none of the conditions had been met.
(4) Options vest in four equal quarterly installments.
(5) Options vest in four equal annual installments beginning May 31, 2023.
(6) On October 13, 2023, the Company appointed Manmeet Soni as Chief Operating Officer. Awards granted prior to October 13, 2023 were for Mr. Soni’s service on the Company’s Board of Directors.

Narrative to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year End

Employment Agreement with Mahkam Zanganeh
    We entered into an employment agreement with Dr. Zanganeh, our current Chief Executive Officer and President, on November 22, 2020. The employment relationship between the Company and Dr. Zanganeh is “at-will”, and the employment agreement has no specific term. Dr. Zanganeh’s annual base salary as of December 31, 2022 was $450,000. Pursuant to her employment agreement, upon her appointment she received a grant of options to purchase 2,400,000 shares of our common stock, vesting in four equal annual installments, subject to the satisfaction of certain performance conditions. During fiscal year ended December 31, 2021, the Compensation Committee of the Board of Directors determined to eliminate the requirements for satisfying performance-based stock option awards and deemed all performance-based vesting requirements satisfied. Following this determination, the option awards are subject only to previous existing time-based vesting conditions. Dr. Zanganeh was eligible for an annual target bonus equal to 45% of her salary in 2021 and 2022 and 60% of her annual base salary for 2023, subject to achievement of performance objectives. Dr. Zanganeh was paid a discretionary cash bonus of $182,250 relating to 2021 and this bonus was paid in March of 2022. Dr. Zanganeh was paid a discretionary cash bonus of $202,500 and an extraordinary bonus of $250,000 relating to 2022 and this bonus was paid in January 2023. Dr. Zanganeh’s salary was increased to from $450,000 per annum to $600,000 per annum effective January 1, 2023.

Dr. Zanganeh is eligible to participate in employee benefit plans maintained from time to time by us of general applicability to other senior executives. During her term of service as an executive officer, Dr. Zanganeh will not receive compensation that would otherwise be owed to her in her capacity as a member of our Board of Directors.

Employment Agreement with Manmeet Soni

We entered into an employment agreement with Mr. Soni, our Chief Operating Officer on October 13, 2023. The employment relationship between the Company and Mr. Soni is “at-will”, and the employment agreement has no specific term. Mr. Soni’s annual base salary as of December 31, 2023 was $600,000. Pursuant to his employment agreement upon his appointment he received a grant of options to purchase 14,000,000 shares of our common stock, vesting in four equal annual installments. In addition, Mr. Soni received a performance-based grant of options to purchase 14,000,000 shares of our common stock, vesting annually over four years, subject to the satisfaction of certain performance and market service conditions. Mr. Soni will be eligible for a yearly discretionary cash bonus in an amount solely determined by the Company of up to 60% of annual base salary.

Employment Agreement with Ankur Dhingra

We entered into an employment letter with Mr. Dhingra, our Chief Financial Officer, on April 15, 2022. The employment relationship between the Company and Mr. Dhingra is “at-will”, and the employment agreement has no specific term. Mr. Dhingra’s annual base salary as of December 31, 2023 was $500,000. Pursuant to his employment agreement, upon his appointment he received a grant of options to purchase 600,000 shares of our common stock, vesting in four equal annual installments on the date approved by the Compensation Committee, and then on the next three anniversaries of such date. Mr. Dhingra was eligible in 2022 for an annual target bonus equal to 50% of his annual base salary, payable in accordance with the Company’s normal payroll practices. Mr. Dhingra was paid a discretionary cash bonus of $131,918 and an extraordinary bonus of $250,000 relating to 2022 and this bonus was paid in January 2023. Mr. Dhingra’s salary was increased from $450,000 per annum to $500,000 per annum effective January 1, 2023.

Mr. Dhingra is eligible to participate in employee benefit plans maintained from time to time by us of general applicability to other senior executives.

PAY VERSUS PERFORMANCE

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation and certain financial performance of our Company. The disclosure included in this section is prescribed by SEC rules and does not necessarily align with how the Company or the compensation committee view the link between the Company’s performance and its NEOs pay.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 9, 2024 with respect to the beneficial ownership of our common stock by (i) each person we believe beneficially holds more than 5% of the outstanding shares of our common stock based solely on our review of SEC filings or information provided to us by such person; (ii) each director and nominee; (iii) each named executive officer listed in the table entitled, “Summary Compensation Table” under the section entitled, “Executive Compensation”; and (iv) all directors and executive officers as a group. As of February 9, 2023, 701,697,179 shares of our common stock were issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of our common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. Unless otherwise noted below, the address of each stockholder listed on the table is c/o Summit Therapeutics Inc., 601 Brickell Key Drive, Suite 1000, Miami, FL 33131.

Name and Address of Beneficial Owner	Number of Shares Owned (1)	Right to Acquire Shares (2)	Total Beneficial Ownership	Percent of Class (3)
5% Stockholders:
Robert W. Duggan (4)	548,369,106	4,003,691	552,372,797	78.3%
Mahkam Zanganeh(5)	35,268,388	2,269,004	37,537,392	5.3%
Yu Xia(6)	31,523,530	8,750	31,532,280	4.5%

Named executive officers and directors:
Robert W. Duggan (4)	548,369,106	4,003,691	552,372,797	78.3%
Mahkam Zanganeh(5)	35,268,388	2,269,004	37,537,392	5.3%
Yu Xia(6)	31,523,530	8,750	31,532,280	4.5%
Manmeet S. Soni(7)	2,976,190	394,719	3,370,909	*
Ankur Dhingra(8)	294,485	150,000	444,485	*
Kenneth A. Clark	—	295,533	295,533	*
Robert Booth	—	144,613	144,613	*
Ujwala Mahatme	—	358,606	358,606	*
Alessandra Cesano	—	119,607	119,607	*

All named executive officers and directors as a group (9 people)	618,431,699	7,744,523	626,176,222	88.3%

_______________
(*)    Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)    Excludes shares that may be acquired through the exercise of outstanding stock options or other equity awards.
(2)    Represents shares issuable within 60 days after February 9, 2024 upon exercise of exercisable options and warrants; however, unless otherwise indicated, these shares do not include any equity awards awarded after February 9, 2024.
(3)    For purposes of calculating the Percent of Class, shares that the person or entity had a right to acquire within 60 days after February 9, 2024 are deemed to be outstanding when calculating the Percent of Class of such person or entity.
(4)    This information is based upon a Schedule 13D/A filed by Mr. Duggan with the Securities and Exchange Commission on February 16, 2023, updated by a Form 4 filed by Mr. Duggan on January 4, 2024, and information known to the Company. The 552,372,797 shares of common stock beneficially owned by Mr. Duggan includes (i) 548,369,106 shares of common stock, 9,346,434 shares of common stock, representing the number of shares of common stock issued to Mr. Duggan as payment of interest in connection with the Note Purchase Agreement, (ii) warrants to purchase 3,985,055 shares of common stock, which are exercisable until December 24, 2029 and (iii) options to purchase 18,636 shares of Common Stock, comprised of 18,636 options (exercisable beginning on March 31, 2024 and exercisable until January 2, 2034).
(5)    This information is based upon a Schedule 13D/A filed by Dr. Zanganeh with the Securities and Exchange Commission on March 13, 2023, updated by a Form 4 filed by and information known to the Company. The 37,537,392 shares of Common Stock beneficially owned consist of (i) 35,268,388 shares of Common Stock owned in the aggregate by the Mahkam Zanganeh Revocable Trust and the Shaun Zanganeh Irrevocable Trust, (ii) warrants to purchase 315,681 shares of Common Stock (exercisable until December 24, 2029), and (iii) options to purchase 1,953,323 shares of Common Stock, comprising of 153,323 options (exercisable beginning on December 31, 2020 and exercisable until November 11, 2030) and 1,800,000 options (exercisable beginning on November 22, 2021 and exercisable until November 22, 2030). Of the warrants to purchase 315,681 shares of Common Stock, 315,681 are held by the Shaun Zanganeh Irrevocable Trust. The options to purchase 1,953,323 shares of Common Stock are held individually by Dr. Zanganeh.
(6)    The shares beneficially owned by Dr. Xia include (i) 31,520,000 shares of Common Stock owned by Akeso, a company in which Dr. Xia is a stockholder and exercises the right to vote approximately 28.9% of Akeso’s ordinary shares, and in which Dr. Xia serves as chairwoman, president and chief executive officer, and (ii) options to purchase 8,750 shares of Common Stock held individually by Dr. Xia. Dr. Xia disclaims beneficial ownership of all shares of Common Stock held by Akeso, except to the extent of her pecuniary interest therein.
(7)    This information is based upon a Form 4 filed by Mr. Soni with the securities and Exchange Commission on October 16, 2023 and information known to the Company. The 3,370,909 shares of common stock beneficially owned by Mr. Soni includes 2,976,190 shares acquired in the private placement on October 13, 2023.
(8)    This information is based upon a Form 4 filed by Mr. Dhingra with the Securities and Exchange Commission on December 13, 2023 and information known to the Company. The 444,485 shares of common stock beneficially owned by includes (i) 39,527 shares of common stock directly owned and (ii) 254,958 shares of common stock indirectly held by the Dhingra Family Revocable Trust.

EXECUTIVE OFFICERS

Biographical data for our current executive officers, including their ages as of December 31, 2023 is set forth below, except Mr. Duggan’s, Dr. Zanganeh and Mr. Soni’s biography, each of which are included under the heading, “Board of Directors and Committees of the Board” above.

Ankur Dhingra, age 48, has served as Chief Financial Officer since May 2022. Mr. Dhingra served as Chief Financial Officer at CareDx, a company focused on transplant patient journey, from March 25, 2021 through May 25, 2022. In his role at CareDx, Mr. Dhingra was responsible for finance, information technology and market access functions. Prior to CareDx, Mr. Dhingra spent 18 years at Agilent Technologies (“Agilent”) in various finance and business management roles. From January 2019 through March 2021, he was Vice President of Investor Relations and prior to that, Mr. Dhingra served as Group CFO for Agilent’s Life Sciences and Applied Markets business. Mr. Dhingra has demonstrated a track record of success scaling businesses by executing and influencing growth-oriented business strategies, expanding margins and deploying M&A policies. He has extensive experience managing global teams of finance and accounting professionals. Mr. Dhingra is a qualified Chartered Accountant (India).

Equity Compensation Plan Information

The following table presents information about our equity compensation plans as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	105,809,178	$1.95	3,261,496
Equity compensation plans not approved by security holders (2)	69,973	$1.44	—
_______________
(1)    Includes the following plans: the 2020 Stock Incentive Plan (the “Stock Incentive Plan”), the 2016 Long Term Incentive Plan (the “LTIP”) and the 2005 EMI Scheme Rules (the “EMI Plan” and together with the LTIP, the “Legacy Plans”). Our Stock Incentive Plan provides that the number of shares available for issuance thereunder will be increased on the first day of each fiscal year beginning with the 2021 fiscal year in an amount equal to the least of (i) 6,400,000 shares, (ii) 4% of the outstanding shares of our common stock as of such date, or (iii) such number of shares as determined by our Board of Directors. On January 1, 2024, the number of shares available for issuance under the Stock Incentive Plan increased by 6,400,000 shares pursuant to these provisions. This increase is not reflected in the table above. On September 18, 2020, the Company became the successor issuer to Summit Therapeutics plc (“Old Summit”), at which point the Company assumed Old Summit’s obligations under our Legacy Plans and replaced all equity awards granted under the Legacy Plans with equivalent equity awards for our common stock. Excludes shares issued under the 2020 Employee Stock Purchase Plan.
(2)    Includes outstanding warrants granted to Elaine Stracker for consultancy services provided to the Company pursuant to the Company’s consultancy agreement that was terminated by mutual agreement in June 2020.

Item 13. Certain Relationships and Related Party Transactions
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Our Board of Directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which the Company is a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest. If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our Chief Executive Officers or principal financial officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Audit Committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the Chair of the Audit Committee to review and, if deemed appropriate, approve proposed related person transactions that arise between Audit Committee meetings, subject to ratification by the Audit Committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the Audit Committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the Audit Committee will review and consider:

•the related person’s interest in the related person transaction;
•the approximate dollar value of the amount involved in the related person transaction;

•the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
•whether the transaction was undertaken in the ordinary course of our business;
•whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;
•the purpose of, and the potential benefits to us of, the transaction; and
•any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Audit Committee may approve or ratify the transaction only if the Audit Committee determines that, under all of the circumstances, the transaction is in the best interests of the Company and its stockholders. The Audit Committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our Board of Directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are presumed not to be related person transactions for purposes of this policy:

•interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, and (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual gross revenues of the entity receiving payment under the transaction; and
•a transaction that is specifically contemplated by provisions of our charter or Bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by our Compensation Committee in the manner specified in its charter.

Related Party Transactions

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements discussed above in the sections titled “Director Compensation” and “Executive Compensation,” we describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:

•the amounts involved exceeded or will exceed $120,000; and
•any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Transactions with Robert W. Duggan

On December 6, 2022, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”), with Mr. Duggan and Dr. Zanganeh, pursuant to which the Company agreed to sell to each of Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the aggregate amount of $520 million. Pursuant to the Note Purchase Agreement, the Company issued to Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the amount of $400 million (the “Duggan February Note”) and $20 million (the “Zanganeh Note”), respectively, which matured and became due on February 15, 2023 and an unsecured promissory note to Mr. Duggan in the amount of $100 million (the “Duggan September Note” and together with the Duggan February Note and the Zanganeh Note, the “December 2022 Notes”), which was originally due on September 15, 2023. The maturity dates of the December 2022 Notes could have been extended one or more times at the Company’s election, but in no event to a date later than September 6, 2024. In addition, if the Company consummates a public offering, then upon the later to occur of (i) five business days after the Company receives the net cash proceeds therefrom or (ii) May 15, 2023, the Duggan February Note and the Zanganeh Note shall be prepaid by an amount equal to the lesser of (a) 100% of the amount of the net proceeds of such offering and (b) the outstanding principal amount on such notes.

On January 19, 2023, the Company provided notice to extend the term of the Duggan February Note and Duggan September Note to a maturity date of September 6, 2024. Furthermore, on January 19, 2023, the Company and Mr. Duggan rectified the Duggan February Note and Duggan September Note in order to correctly reflect the parties’ intent that the

Company may only prepay (i) the Duggan February Note following the completion of a public rights offering to be conducted by Summit in the approximate amount of $500 million (the “2023 Rights Offering”), or a similar capital raise, in an amount equal to the lesser of (x) the net proceeds of the Rights Offering or such capital raise or (y) the full amount outstanding of the Duggan February Note, and (ii) the Duggan September Note following the completion of a capital raising transaction subsequent to the 2023 Rights Offering in an amount equal to the lesser of (A) the net proceeds of such capital raise or (B) the full amount outstanding of the Duggan September Note. Following the issuance of the two new Promissory Notes (the “Duggan Promissory Notes”), the Duggan February Note and Duggan September Note were marked as “cancelled” on their faces and replaced in their entirety by the Duggan Promissory Notes (together with the Zanganeh Note, the “Notes”). The Notes accrue interest at an initial rate of 7.5%. All interest on the Notes were paid on the date of signing for the period through February 15, 2023. Such prepaid interest was paid in a number of shares of the Company’s common stock, par value $0.01 equal to the dollar amount of such prepaid interest, divided by $0.7913 (the consolidated closing bid price immediately preceding the time the Company entered into the Note Purchase Agreement, plus $0.01), which was 9,346,434 shares to Mr. Duggan and 373,857 shares to Dr. Zanganeh. For all applicable periods following February 15, 2023, interest shall accrue on the outstanding principal balance of the Notes at the US prime interest rate, as reported in the Wall Street Journal, plus 50 basis points, as adjusted monthly, for three months immediately following February 15, 2023, and thereafter at the US prime rate plus 300 basis points, as adjusted monthly. In connection with the closing of the 2023 Rights Offering, the $400 million Duggan February Note matured and became due, and the Company repaid all principal and accrued interest thereunder using a portion of the proceeds from the 2023 Rights Offering. During the year ended December 31, 2023, the Company made payments for interest of $10.7 million.

On February 17, 2024 the Duggan February Note was amended to extend the maturity date from September 6, 2024 to April 1, 2025. For all applicable periods commencing February 17, 2024, interest shall accrue on the outstanding principal balance at the greater of 12% or the US prime interest rate, as reported in the Wall Street Journal plus 350 basis points, as adjusted monthly, compounded quarterly. Interest shall be paid upon maturity of the loan.

On March 10, 2022, the Company entered into a note purchase agreement with Mr. Duggan, pursuant to which Mr. Duggan loaned the Company $25.0 million in exchange for the issuance by the Company of an unsecured promissory note in the amount of $25.0 million (the “2022 Note”). The 2022 Note accrued interest at a rate per annum equal to the prime rate as reported in the Wall Street Journal, which was 3.25% as of the effective date. The 2022 Note became due upon the earlier of (i) the consummation of a registered public offering with net proceeds of no less than $25.0 million or (ii) 18 months from the date of issuance of the 2022 Note, and was repaid on August 10, 2022.

On August 16, 2022, 94,849,203 shares were purchased by Mr. Duggan in connection with the July 2022 rights offering (“2022 Rights Offering”).

Transactions with Dr. Mahkam Zanganeh

In December 2023, Dr. Zanganeh exercised warrants to purchase 805,495 shares. Refer to Note 20 in our consolidated financial statements contained in this Annual Report on Form 10-K for the warrants exercise activity for the year ended December 31, 2023.

As described above, on December 6, 2022, the Company entered into the Note Purchase Agreement with Mr. Duggan and Dr. Zanganeh, pursuant to which the Company agreed to sell to Mr. Duggan and Dr. Zanganeh the Notes in the aggregate amount of $520 million. Pursuant to the Note Purchase Agreement, the Company issued Dr. Zanganeh the Zanganeh Note in the amount of $20 million, which matured and became due on February 15, 2023. All interest on the Notes shall be paid on the date of signing for the period through February 15, 2023. Such prepaid interest was paid in a number of shares of the Company’s common stock equal to the dollar amount of such prepaid interest, which was 373,857 shares to Dr. Zanganeh. On February 15, 2023, the $20 million Zanganeh Note matured and the Company repaid the outstanding principal balance.

On August 16, 2022, (i) 184,430 shares were purchased by Dr. Zanganeh (ii) 4,593,777 shares were purchased by the Mahkam Zanganeh Revocable Trust, of which Dr. Zanganeh is a trustee, and (iii) 1,030,925 shares were purchased by the Shaun Zanganeh Irrevocable Trust, of which Dr. Zanganeh is a trustee in connection with the 2022 Rights Offering.

On May 12, 2021, 389,977 shares were purchased by the Mahkam Zanganeh Revocable Trust in connection with the 2021 Rights Offering.

On March 26, 2021, the Company entered into the Sublease with Dr. Zanganeh and Associates, Inc. (“MZA”) consisting of 4,500 square feet of space at 2882 Sand Hill Road, Menlo Park, CA (the “Sublease”). The Sublease runs until

September 2022. The rent payable under the terms of the Sublease is equivalent to the proportionate share of the rent payable by MZA to the third party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the year ended December 31, 2021, payments of $556 thousand were made pursuant to the sublease. During the year ended December 31, 2022, payments of $537 thousand were made pursuant to the sublease.

On July 25, 2022, the Company entered into the First Amendment, dated July 19, 2022 to the Sublease with MZA. The existing Sublease term, which was set to expire on September 30, 2022, was extended for a period of thirty-nine months from October 1, 2022 through December 31, 2025. The rent payable under the terms of the Sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the year ended December 31, 2023, payments of $0.8 million, were made pursuant to the first amendment to the Sublease Agreement.

On July 29, 2022, the Company entered into the Second Amendment, dated August 1, 2022, to the Sublease with MZA. The Second Amendment was effective as of August 1, 2022 and expires on December 31, 2025. The Second Amendment includes an additional 1,277 square feet (the “Expansion Premises”) of office space at 2882 Sand Hill Road, Menlo Park, California. The rent payable under the terms of the Sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the year ended December 31, 2023 payments of $218 thousand, were made pursuant to the Secondment Amendment to the Sublease.

Transactions with Dr. Yu (Michelle) Xia

On December 5, 2022, the Company entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso, Inc. and its affiliates (“Akeso”) and certain ancillary transaction documents as set forth in the License Agreement. The License Agreement closed on January 17, 2023 following customary waiting periods, and both Akeso and Summit entered into the Common Stock Issuance Agreement (“Issuance Agreement”). Pursuant to the License Agreement and Issuance Agreement, Akeso elected to receive 10 million shares of Company common stock in lieu of cash and was paid $274.9 million in cash as the initial upfront payment. The $200 million remaining amount of the $500 million upfront payment was paid on March 5, 2023. The Company and Akeso also entered into Amendment No. 1 to the License Agreement, dated January 16, 2023 (the “License Agreement Amendment”), to modify the Akeso party receiving payments under the License Agreement from Akeso Biopharma Co., Ltd. to Akeso, Inc. Upon the closing of the License Agreement, the Board of Directors of the Company appointed Dr. Yu (Michelle) Xia, current Chief Executive Officer and Chairwoman of Akeso, to serve as a member of the Board of Directors pursuant to the terms of the License Agreement.

The Company paid approximately $2.5 million to Akeso during year ended December 31, 2023. As of December 31, 2023, the Company included in accrued expenses approximately $3.6 million due to Akeso.

Transactions with Mr. Manmeet Soni

On October 16, 2023, the Company announced the appointment of Mr. Manmeet Soni as its Chief Operating Officer, effective immediately. Mr. Soni has been a part of the Company’s Board of Directors since 2019. He will remain a member of the Board of Directors. In conjunction with his appointment, Mr. Soni entered into a share purchase agreement with the Company to purchase $5.0 million of its common stock via a private placement. The transaction was effective October 13, 2023 with a closing price of $1.68, resulting in the purchase of 2,976,190 shares of the Company’s common stock.

Indemnification Agreements

Our certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with all of our directors and named executive officers. These indemnification agreements may require us, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of our directors or executive officers.

Employment Arrangements

We have entered into employment agreements with certain of our executive officers. For more information regarding the agreements with our named executive officers, see “Executive Compensation.”

Item 14. Principal Accounting Fees and Services

Auditor Services and Fees

Policy on Audit Committee’s Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee reviews and pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services and tax services, as well as specifically designated non-audit services which, in the opinion of the Audit Committee, will not impair the independence of the independent registered public accounting firm. Pre-approval generally is provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and generally is subject to a specific budget. The independent registered public accounting firm and the Company’s management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, including the fees for the services performed to date. In addition, the Audit Committee also may pre-approve particular services on a case-by-case basis, as necessary or appropriate.

Auditor Fees

The following table sets forth the approximate aggregate fees billed to the Company by PricewaterhouseCoopers LLP for the years ending December 31, 2023 and 2022, respectively (in thousands):

Fee Category	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees	$1,175	$1,234
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	4	4
Total	$1,179	$1,238

Audit Fees: Audit fees for both years consisted of professional services rendered for: (i) the audit of our annual consolidated financial statements, (ii) statutory audits, (iii) the review of our consolidated financial statements included in our quarterly reports on Form 10-Q and (iv) audit services associated with other reports filed with the Securities and Exchange Commission.

Audit-Related Fees: Consists of fees for professional services that are reasonably related to the performance of the audit or review of the Corporation’s financial statements and which are not reported under “Audit Fees” above. There were no audit-related fees for the year ended December 31, 2023 and 2022, respectively.

Tax Fees: Consists of fees for professional services for tax compliance, tax advice and tax planning. There were no tax fees for the year ended December 31, 2023 and 2022, respectively.

All Other Fees: All other fees for the year ended December 31, 2023 and 2022, respectively, related to a subscription to a global research and disclosure software platform.

The Audit Committee has concluded that the provision of the non-audit services listed above was compatible with maintaining the independence of PricewaterhouseCoopers LLP.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements

As part of this Report, the consolidated financial statements are listed in the accompanying index to financial statements on page 106.

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

4.1
Registration Rights Agreement, dated January 9, 2019, by and among Summit Therapeutics plc and Robert W. Duggan (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 6-K (File No. 001-36866), filed with the Securities and Exchange Commission on January 10, 2019)

4.2
Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 29, 2020)

4.3
Form of Consultant Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

4.4
Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

4.5
Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to the description of securities contained in the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

4.6
Registration Rights Agreement, dated November 6, 2020, by and among Summit Therapeutics Inc., Polar Capital Funds plc - Biotechnology Fund and the Mahkam Zanganeh Revocable Trust (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on November 6, 2020)

4.7
Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on April 21, 2021)

10.1†
Translation Award Funding Agreement, entered into as of October 19, 2012, by and between the Wellcome Trust Limited and Summit Therapeutics plc (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form F-1 (File No. 333-201807), as amended, filed with the Securities and Exchange Commission on February 27, 2015)

10.2
Service Agreement, effective as of January 14, 2015, by and between Cambridge Innovation Center and Summit Therapeutics Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form F-1 (File No. 333-201807), as amended, filed with the Securities and Exchange Commission on February 20, 2015)

10.3#
2005 Enterprise Management Incentive Scheme (incorporated by reference to Exhibit 4.3 to the Company’s Transition Report on 20-F (File No. 333-36866), as amended, filed with the Securities and Exchange Commission on April 30, 2020)

10.4#
2016 Long Term Incentive Plan (incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 20-F (File No. 001-36866), filed with the Securities and Exchange Commission on May 12, 2016)

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

10.18+
Amendment of Solicitation/Modification of Contract (0004), dated June 17, 2019, to Agreement, dated September 5, 2017, by and between Summit (Oxford) Limited and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (BARDA) (incorporated by reference to Exhibit 4.24 to the Company’s Transition Report on 20-f (File No. 333-36866) filed with the Securities and Exchange Commission on April 30, 2020)

10.19
Securities Purchase Agreement, dated December 6, 2019, by and among Summit Therapeutics plc and Robert W. Duggan (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 6-K (File No. 001-36866), filed with the Securities and Exchange Commission on December 6, 2019)

10.20
Placing Agreement, December 6, 2019, by and between Summit Therapeutics plc and Nplus1 Singer Advisory LLP (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 6-K (File No. 001-36866), filed with the Securities and Exchange Commission on December 6, 2019)

10.21
Consulting Agreement, dated December 6, 2019, by and between Summit Therapeutics plc and Maky Zanganeh & Associates, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Report on Form 6-K (File No. 001-36866), filed with the Securities and Exchange Commission on December 6, 2019)

10.22
Relationship Agreement, dated December 14, 2018, by and among Summit Therapeutics plc, Robert W. Duggan and Cairn Financial Advisers LLP (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 6-K (File No. 001-36866), filed with the Securities and Exchange Commission on December 17, 2018)

10.23
Deed of Termination, dated December 6, 2019, by and among Summit Therapeutics plc, Robert Duggan and Cairn Financial Advisers LLP (incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 6-K (File No. 001-36866), filed with the Securities and Exchange Commission on December 6, 2019)

10.24+
Amendment of Solicitation/Modification of Contract (0005), dated January 21, 2020, to Agreement, dated September 5, 2017, by and between Summit (Oxford) Limited and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (BARDA) (incorporated by reference to Exhibit 4.36 to the Company’s Transition Report on 20-F (File No. 333-36866) filed with the Securities and Exchange Commission on April 30, 2020)

10.25(1)
Securities Purchase Agreement, dated October 2, 2020, by and between Summit Therapeutics Inc. and Robert W. Duggan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36866) filed with the Securities and Exchange Commission on October 5, 2020)

10.26(1)
Securities Purchase Agreement, dated November 6, 2020, by and between Summit Therapeutics Inc. and Polar Capital Fund plc - Biotechnology Fund (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36866) filed with the Securities and Exchange Commission on November 6, 2020)

10.27(1)
Securities Purchase Agreement, dated November 6, 2020, by and between Summit Therapeutics Inc. and Mahkam Zanganeh Revocable Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36866) filed with the Securities and Exchange Commission on November 6, 2020)

10.28#
Form of Indemnification Agreement between Summit Therapeutics Inc. and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

10.29#
Offer of Employment, dated May 21, 2020, by and between Summit Therapeutics Inc. and Michael Donaldson (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 29, 2020)

10.30#
Contract of Employment, dated May 29, 2020, by and between Summit Therapeutics Inc. and Ventzislav Stefanov (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 29, 2020)

10.31#
2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

10.32#
Form of Option Award under 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 29, 2020)

Exhibit No.	Description

10.33#
Form of Restricted Stock Unit Agreement under 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 29, 2020)

10.34#
2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

10.35#
Contract of Employment, dated November 22, 2020, by and between Summit Therapeutics Inc. and Mahkam Zanganeh (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-36866), filed with the Securities and Exchange Commission on March 31, 2021)

10.36
Sublease Agreement, dated March 26, 2021, by and between Maky Zanganeh & Associates Inc. and Summit Therapeutics Sub Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-36866), filed with the Securities and Exchange Commission on March 31, 2021)

10.37
Exit Agreement, dated May 28, 2021, by and between Summit Therapeutics Inc. and Michael Donaldson (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on May 28, 2021)

10.38(1)
Note Purchase Agreement, dated March 10, 2022, by and between Summit Therapeutics Inc. and Robert W. Duggan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File. No. 001-36866), filed with the Securities and Exchange Commission on March 11, 2022)

10.39
Promissory Note, dated March 10, 2022, in the name of Robert W. Duggan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File. No. 001-36866), filed with the Securities and Exchange Commission on March 11, 2022)

10.40
Note Purchase Agreement, dated December 6, 2022, by and among Summit Therapeutics Inc., Robert W. Duggan, and Dr. Mahkam Zanganeh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on December 6, 2022)

10.41†
Collaboration and License Agreement ,dated December 5, 2022, by and between Akeso, Inc. and its affiliates and Summit Therapeutics Sub Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form S-3 (File No. 333-268932) filed with the Securities and Exchange Commission on December 21, 2022)

10.42
Amendment No. 1 to Collaboration and License Agreement Amendment, dated January 16, 2023, by and among Summit Therapeutics Inc. and Akeso, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on January 20, 2023, File No. 001-36866)

10.43
Common Stock Issuance Agreement, dated January 17, 2023, by and among Summit Therapeutics Inc. and Akeso, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on January 20, 2023, File No. 001-36866)

10.44
Promissory Notes, dated January 19, 2023, by and among Summit Therapeutics Inc. and Robert W. Duggan (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on January 20, 2023, File No. 001-36866)

10.45#	Amended and Restated 2020 Stock Incentive Plan, dated July 27, 2022
10.46†	First Amendment to Sublease Agreement, dated July 25, 2022, by and among Summit Therapeutics Inc. and Maky Zanganeh and Associates, Inc.
10.47†	Second Amendment to Sublease Agreement, dated July 29, 2022, by and among Summit Therapeutics Inc. and Maky Zanganeh and Associates, Inc.
10.48#	Contract of Employment, dated April 15, 2022, by and between Summit Therapeutics Inc. and Ankur Dhingra
10.49	Employment Agreement, dated October 13, 2023, by and between Summit Therapeutics Inc. and Manmeet Soni
10.50	Securities Purchase Agreement, dated October 13, 2023, by and between Summit Therapeutics Inc. and Manmeet Soni
10.51*	Amended and Restated Promissory Note, dated February 17, 2024, by and between Summit Therapeutics Inc. and Robert W. Duggan.
14.1
Code of Business Conduct and Ethics of Summit Therapeutics Inc. Restated Certificate of Incorporation (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

21.1*	List of Significant Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

97.1*	Summit Therapeutics, Inc. Incentive-based Compensation Clawback Policy

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Portions of this exhibit have been omitted in compliance with Regulation S-K Item 601(b)(10)(iv) because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.
+	Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.
(1)	The schedules and exhibits have been omitted. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
#	Indicates management contract or compensatory plan or arrangement.

Item 16. Report Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT THERAPEUTICS INC.

By:	/s/ Robert W. Duggan
Name: Title:	Robert W. Duggan Chief Executive Officer and Executive Chairman; Principal Executive Officer

By:	/s/ Mahkam Zanganeh
Name: Title:	Dr. Mahkam Zanganeh Chief Executive Officer, President and member of the Board; Principal Executive Officer

By:	/s/ Ankur Dhingra
Name: Title:	Ankur Dhingra Chief Financial Officer; Principal Financial Officer
Date: February 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert W. Duggan	Chief Executive Officer and Executive Chairman (Principal Executive Officer)	February 18, 2024
Robert W. Duggan

/s/ Mahkam Zanganeh	Chief Executive Officer, President and Director (Principal Executive Officer)	February 18, 2024
Dr. Mahkam Zanganeh

/s/ Manmeet Soni	Chief Operating Officer and Director	February 18, 2024
Manmeet Soni

/s/ Ankur Dhingra	Chief Financial Officer (Principal Financial Officer)	February 18, 2024
Ankur Dhingra

/s/ Robert F. Booth	Director	February 16, 2024
Dr. Robert F. Booth

/s/ Alessandra Cesano	Director	February 16, 2024
Dr. Alessandra Cesano

/s/ Kenneth Clark	Director	February 16, 2024
Kenneth Clark

/s/ Ujwala Mahatme	Director	February 18, 2024
Ujwala Mahatme

/s/ Yu Xia	Director	February 18, 2024
Dr. Yu Xia

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Summit Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Therapeutics Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses and cash outflows from operations and has a note payable with a principal amount of $100 million maturing on April 1, 2025 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Accrued and Prepaid Research and Development Costs

As described in Notes 4 and 16 to the consolidated financial statements, included within prepaid expenses as of December 31, 2023 is $1.5 million of prepayments relating to research and development expenditures. Included within accrued liabilities as of December 31, 2023 is $7.3 million relating to research and development expenditures. The Company records accruals for estimated ongoing research and development costs or prepaid expenses where the payments made exceed the estimated costs. These amounts are determined by management based on the estimated costs to complete each study or activity, the estimation of the current stage of completion and the invoices received, as well as predetermined milestones which are not reflective of the current stage of development for prepaid expenses. However, prepaid expenses decrease, and accrued liabilities increase as the activities progress, and if actual costs incurred exceed the prepaid expense, an accrual will be recorded for the liability. The key sensitivity is the estimated current stage of completion of each study or activity, which is based on information received from the supplier and management’s operational knowledge of the work completed under those contracts.

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
February 20, 2024

We have served as the Company’s auditor since 2021.

Summit Therapeutics Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$71,425	$348,607
Restricted cash	—	300,000
Accounts receivable	—	349
Short-term investments	114,817	—
Prepaid expenses	2,441	1,504
Other current assets	181	486
Research and development tax credit receivable	848	5,766
Total current assets	189,712	656,712

Non-current assets:
Property and equipment, net	204	906
Right-of-use assets	5,859	4,175
Goodwill	1,893	1,798
Research and development tax credit receivable	959	—
Other assets	4,322	577
Total assets	$202,949	$664,168

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,667	$355
Accrued liabilities	8,783	10,664
Accrued compensation	5,429	5,641
Lease liabilities	2,809	1,690
Other current liabilities	717	662
Promissory note payable to related parties	—	19,770
Total current liabilities	20,405	38,782

Non-current liabilities
Lease liabilities, net of current portion	3,290	2,763
Other non-current liabilities	1,562	1,429
Promissory notes payable to related parties	100,000	494,540
Total liabilities	125,257	537,514
Commitments and contingencies (Note 22)
Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock, $0.01 par value: 1,000,000,000 shares authorized; 701,660,053 and 211,091,425 shares issued and outstanding at December 31, 2023 and 2022, respectively	7,017	2,110
Additional paid-in capital	1,066,381	504,767
Accumulated other comprehensive loss	(2,448)	(1,893)
Accumulated deficit	(993,258)	(378,330)
Total stockholders’ equity	77,692	126,654
Total liabilities and stockholders’ equity	$202,949	$664,168

The accompanying notes are an integral part of the consolidated financial statements

Summit Therapeutics Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenue	$—	$705
Operating expenses:
Research and development	59,471	51,999
General and administrative	30,265	26,743
In-process research and development	520,915	—
Impairment of intangible assets	—	8,468
Total operating expenses	610,651	87,210
Other operating income	1,001	14,416
Operating loss	(609,650)	(72,089)
Other expense, net	(5,278)	(6,693)
Loss before income tax	(614,928)	(78,782)
Net loss	$(614,928)	$(78,782)
Net loss per share:
Basic and diluted	$(0.99)	$(0.41)
Weighted average common shares outstanding:
Basic and diluted	619,646,180	193,336,063
Other comprehensive (loss) income:
Foreign currency translation adjustments	(172)	304
Reclassification of cumulative currency translation gain to other expense, net	(419)	—
Unrealized gain on short-term investments	36	—
Comprehensive loss	$(615,483)	$(78,478)

The accompanying notes are an integral part of the consolidated financial statements.

Summit Therapeutics Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Total Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	98,039,540	$980	$384,049	$(2,197)	$(299,548)	$83,284
2022 Rights Offering of common stock, net of offering costs of $111	103,092,783	1,031	98,858		—	99,889
Issuance of common stock in lieu of interest to related parties	9,720,291	97	7,497	—	—	7,594
Issuance of common stock under stock purchase plans and exercise of stock options	238,811	2	397	—	—	399
Stock-based compensation	—	—	11,948	—	—	11,948
Imputed interest expense on promissory note payable to a related party	—	—	2,018	—	—	2,018
Foreign currency translation adjustment	—	—	—	304	—	304
Net loss	—	—	—	—	(78,782)	(78,782)
Balance at December 31, 2022	211,091,425	$2,110	$504,767	$(1,893)	$(378,330)	$126,654
2023 Rights Offering of common stock, net of offering costs of $619	476,190,471	4,762	494,619	—	—	499,381
Issuance of common stock under employee stock purchase plans and exercise of stock options	596,472	7	922	—	—	929
Issuance of common stock in lieu of cash for Akeso upfront payment	10,000,000	100	45,800	—	—	45,900
Private placement of common stock	2,976,190	30	4,970	—	—	5,000
Exercise of warrants	805,495	8	1,195	—	—	1,203
Stock-based compensation	—	—	14,108	—	—	14,108
Unrealized gain on short-term investments	—	—	—	36	—	36
Reclassification of cumulative translation gain (Note 10)	—	—	—	(419)	—	(419)
Foreign currency translation adjustment	—	—	—	(172)	—	(172)
Net loss	—	—	—	—	(614,928)	(614,928)
Balance at December 31, 2023	701,660,053	$7,017	$1,066,381	$(2,448)	$(993,258)	$77,692

The accompanying notes are an integral part of the consolidated financial statements.

Summit Therapeutics Inc.
Consolidated Statements of Cash Flows
(in thousands)

	December 31, 2023	December 31, 2022
Cash flows used in operating activities:
Net loss	$(614,928)	$(78,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on remeasurement of liabilities	—	(1,265)
Non-cash interest expense	6,253	4,303
Amortization of discount on short-term investments	(1,924)	—
Unrealized foreign currency (gain) loss	(812)	2,616
Reclassification of currency translation gain	(419)	—
Impairment of fixed assets	474	—
Amortization of operating right-of-use assets	1,852	1,251
Depreciation	198	349
Amortization of intangible assets	—	914
Impairment of intangible assets	—	8,468
Stock-based compensation	14,108	11,948
Loss on disposal of assets	(109)	—
In-process research and development expense	520,915	—
Changes in operating assets and liabilities:
Accounts receivable	359	975
Prepaid expenses	(914)	5,107
Other current and long-term assets	(3,421)	215
Research and development tax credit receivable	4,168	8,437
Deferred revenue and other income	—	(7,278)
Accounts payable	2,263	(4,132)
Accrued liabilities	(2,377)	4,782
Accrued compensation	(235)	1,609
Operating lease liabilities	(2,211)	(1,099)
Net cash used in operating activities	(76,760)	(41,582)

Cash flows used in investing activities:
Purchase of property and equipment	(128)	(624)
Proceeds from sale of property. plant and equipment	226	—
Purchase of short-term investments	(321,022)	—
Maturities and sales of short-term investments	208,165	—
Payments to Akeso for upfront milestone payments and associated direct transaction costs	(475,015)	—
Net cash used in investing activities	(587,774)	(624)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock for rights offering	104,686	100,000
Transaction costs from the issuance of common stock for rights offering	(619)	(111)
Proceeds from the issuance of common stock via private placement	5,000	—
Net receipts related to the exercise of warrants	1,203	—
Proceeds received related to employee stock purchase plan and exercise of stock options	929	399
Proceeds from related party promissory notes	—	545,000
Re-payment of related party promissory notes	(24,686)	(25,000)
Payments of related party promissory notes issuance costs	—	(44)
Net cash provided by financing activities	86,513	620,244
Effect of exchange rates on cash and cash equivalents	839	(1,222)
(Decrease) Increase in cash, cash equivalents and restricted cash	(577,182)	576,816
Cash, cash equivalents and restricted cash at beginning of period	648,607	71,791
Cash, cash equivalents and restricted cash at end of period	$71,425	$648,607
Supplemental Disclosure of Cash Flow Information
Cash paid for interest on related party promissory note	$10,650	$434
Cash paid for income taxes	$52	$—
Debt issuance costs in accrued expenses	$—	$31
Consideration for the issuance of common stock for rights offering used to satisfy a portion of a related party promissory note (Note 18)	$395,314	$—
Deferred transaction costs included in other non-current assets	$—	$425
Leased assets obtained in exchange for operating lease liabilities	$4,245	$2,860
Issuance of common stock pursuant to the Akeso License Agreement (Note 6)	$45,900	$—
The accompanying notes are an integral part of the consolidated financial statements.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Notes to Consolidated Financial Statements

1. Nature of Business and Operations and Recent Events

Nature of Business and Operations

Summit Therapeutics Inc. (“we”, “Summit” or the “Company”) is a biopharmaceutical company focused on the discovery, development, and commercialization of patient-, physician-, caregiver- and societal-friendly medicinal therapies intended to improve quality of life, increase potential duration of life, and resolve serious unmet medical needs. The Company’s pipeline of product candidates is designed with the goal to become the patient-friendly, new-era standard-of-care medicines, in the therapeutic area of oncology.

The Company’s current lead development candidate is ivonescimab, a novel, potential first-in-class bispecific antibody intending to combine the effects of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF compound into a single molecule. On December 5, 2022, the Company entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso, Inc. and its affiliates (“Akeso”) pursuant to which the Company has in-licensed ivonescimab. Through the License Agreement (as defined in Note 6), the Company obtained the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan (the “Licensed Territory”). The License Agreement and transaction closed in January 2023 following customary waiting periods. The Company’s operations will be focused on the development of ivonescimab and other future activities, as the Company determines.

The Company has begun its development for ivonescimab in non-small cell lung cancer (“NSCLC”), specifically launching Phase III clinical trials in the following indications:

a) ivonescimab combined with chemotherapy in patients with epidermal growth factor receptor (“EGFR”)-mutated, locally advanced or metastatic non-squamous NSCLC who have progressed after treatment with a third-generation EGFR tyrosine kinase inhibitor (“TKI”) (“HARMONi”); and

b) ivonescimab combined with chemotherapy in first-line metastatic squamous NSCLC patients (“HARMONi-3”)

As of the date of these financial statements, both studies are enrolling patients.

The entry into the License Agreement with Akeso represents a significant change in the Company’s strategy and its future operations will be focused on the development of ivonescimab and other future activities as the Company determines. The Company’s portfolio includes ridinilazole, a product candidate for treating patients suffering from Clostridioides difficile infection, also known as C. difficile infection, or CDI. All prior development and marketing activities related to ridinilazole have been terminated. The Company’s anti-infectives portfolio includes SMT-738, the first of a novel class of precision antibiotics for combating multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae (“CRE”) infections. The Company will continue to pursue partnerships for further development of SMT-738.

Recent Events

In addition to the events detailed in the Company Overview section above, the following other recent developments have occurred.

As noted above, on December 5, 2022, the Company entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso pursuant to which the Company is in-licensing breakthrough bispecific antibody, ivonescimab (Note 6).

On December 6, 2022, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”), with Mr. Robert Duggan and Dr. Maky Zanganeh, pursuant to which the Company agreed to sell to each of Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the aggregate amount of $520,000 (Note 18).

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

On February 7, 2023, the Company commenced its previously announced rights offering (“2023 Rights Offering”). On March 1, 2023, the Company closed the 2023 Rights Offering, which was fully subscribed. The Company received aggregate gross proceeds from the 2023 Rights Offering of $500,000 from the sale of 476,190,471 shares of its common stock at a price per share of $1.05. Issuance costs associated with the 2023 Rights Offering were approximately $619. In connection with the closing of the 2023 Rights Offering, $400,000 of the unsecured promissory notes, issued by the Company to Mr. Duggan, matured and became due and the Company repaid the principal amount and all outstanding accrued interest thereunder using a portion of the proceeds from this 2023 Rights Offering (Note 18).

On February 15, 2023, $20,000 of the unsecured promissory notes, issued by us to Dr. Zanganeh, matured and the Company repaid the outstanding principal balance.

On March 17, 2023, the Company filed a registration statement on Form S-3 to register for resale the following shares of its common stock at $0.01 par value: (i) 10,000,000 shares of Common Stock issued on January 17, 2023 in connection with the License Agreement with Akeso pursuant to which the Company issued Akeso such shares; and (ii) the 9,346,434 and 373,857 shares of common stock issued in December 2022 to its Chief Executive Officers, Mr. Robert Duggan and Dr. Mahkam Zanganeh, respectively, as payment of prepaid interest in connection with the Note Purchase Agreement dated December 6, 2022 between Mr. Duggan, Dr. Zanganeh and the Company (Note 18). On April 27, 2023, the SEC issued a Notice of Effectiveness for the registration statement on Form S-3 filed with the SEC.

On October 12, 2023, the Company held a Special Meeting of Stockholders (the “October Special Meeting”) whereby an amendment to the Summit Therapeutics Inc. 2020 Stock Incentive Plan (the “Plan”) to increase the number of shares of the Company’s common stock issuable under the Plan by 70,000,000 shares was approved by a vote of the Company’s stockholders at the Special Meeting and subsequently ratified by the Board of Directors.

On October 16, 2023, the Company announced the appointment of Mr. Manmeet Soni as its Chief Operating Officer, effective immediately. Mr. Soni has been a part of the Company’s Board of Directors since 2019. He will remain a member of the Board of Directors. In conjunction with his appointment, Mr. Soni entered into a share purchase agreement with the Company to purchase $5,000 of its common stock via a private placement. The transaction was effective October 13, 2023 with a closing price of $1.68, resulting in the purchase of 2,976,190 shares of the Company’s common stock.

On February 17, 2024 the Duggan February Note was amended to extend the maturity date from September 6, 2024 to April 1, 2025. For all applicable periods commencing February 17, 2024, interest shall accrue on the outstanding principal balance at the greater of 12% or the US prime interest rate, as reported in the Wall Street Journal plus 350 basis points, as adjusted monthly, compounded quarterly (Note 18). Interest shall be paid upon maturity of the loan.

2. Basis of Presentation, Use of Estimates, and Risks and Uncertainties

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued research and development expenses, stock-based compensation, intangible assets, goodwill, other long-lived assets and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

3. Liquidity and Capital Resources

During the year ended December 31, 2023, the Company incurred a net loss of $614,928 and cash flows used in operating activities was $76,760. As of December 31, 2023, the Company had an accumulated deficit of $993,258, and cash and cash equivalents and short term investments in U.S. treasury securities of $186,242. The Company expects to continue to generate operating losses for the foreseeable future.

The Company has evaluated whether its cash, cash equivalents, short-term investments and U.K. research and development tax credits provide sufficient cash to fund its operating cash needs for the next twelve months from the date of issuance of these annual financials. The Company is investing in the clinical development of ivonescimab, including its ongoing clinical trials. In addition, the Company has a $100,000 promissory note payable to a related party (refer to Note 18 for further details) that matures on April 1, 2025. Based upon the Company's cash and cash equivalents and short-term investments as of December 31, 2023, the Company expects to be able to operate into the first quarter of 2025. In order to further fund the Company's operating cash needs and repay this promissory note, the Company intends to raise additional capital. As of the date of the issuance of these financial statements the additional capital has not been secured. As a result, these conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Foreign Currency Translation

The financial statements of the Company’s subsidiaries with functional currencies other than the United States (“U.S.”) dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
accumulated other comprehensive (loss) income in shareholders’ equity. Foreign currency transaction gains and losses are included in other expense, net in the results of operations. The Company recorded realized and unrealized foreign currency transaction gains (losses) of $613 and ($4,109) for the years ended December 31, 2023 and 2022, respectively, which is included in other expense, net in the statements of operations and comprehensive loss.

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
The Company benefits from two U.K. research and development (“R&D”) tax credit cash rebate regimes: Small and Medium Enterprise (“SME”) Program and the Research and Development Expenditure Credit (“RDEC”) Program. Each reporting period, management evaluates which tax relief programs the Company is expected to be eligible for and records as other operating income the portion of the expense that it expects to qualify under the programs, that it plans to submit a claim for, and it has reasonable assurance that the amount will ultimately be realized. Based on criteria established by HM Revenue and Customs (“HMRC”), management of the Company expects a proportion of expenditures being undertaken in relation to its pipeline research, clinical trials management and manufacturing development activities to be eligible for the research and development tax relief programs for the year ended December 31, 2023. Qualifying expenditures largely comprise of employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which the Company does not receive commercial or other funding income. Credits related to the SME and RDEC Programs are recorded as other operating income in the consolidated statements of operations and other comprehensive (loss)/income. Under the SME scheme, the Company receives cash rebate payments of up to 33.3% up to March 31, 2023 and 18.6% from April 1, 2023 of eligible research and development expenditures, and under the RDEC scheme the Company receives cash rebate payments of up to 10.53% up to March 31, 2023 and 15% from April 1, 2023 of eligible research and development expenditure, and these payments are not dependent on the Company’s pre-tax net income levels. The Company has qualified under the more favorable SME regime and expects such elements of expenditures will also continue to be eligible for the SME regime for future periods.

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

The Company assesses goodwill for impairment on an annual basis as of December 31 or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Cost is comprised of the purchase price plus any incidental costs of acquisition and commissioning.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Depreciation is calculated based on cost, less residual value, in equal annual installments over the estimated useful lives of the assets. The residual value, if significant, is reassessed annually.

Laboratory equipment	2 - 10 years
Furniture and fixtures, office equipment and software	3 - 5 years
Leasehold improvements	Over the shorter of the asset’s useful life or the remaining lease term
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
At the lease commencement date, the Company measures and recognizes a lease liability and a right-of-use asset in the financial statements. Lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. The right-of use asset is measured by taking the present value of future lease payments, plus any incremental direct costs incurred, less any lease incentives received. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on the lease term and the economic environment of the lease at the lease commencement date, which is then utilized to determine the present value of future lease payments. Lease expense for minimum lease payments are recognized on a straight-line basis over the lease term, with variable lease payments recognized in the periods in which they are incurred.
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

Acquired In-Process Research and Development

The Company may enter into agreements with collaboration partners for the development and commercialization of its products. These arrangements may include payments contingent on the occurrence of certain events such as development, regulatory or sales-based milestones. The Company considers the unique nature, terms and facts and circumstances of each transaction. The Company considers whether or not the assets acquired have a future alternative use.

The fair value associated with acquired in-process research and development which does not have an alternative future use is expensed and is recorded as research and development expense. Any development or commercial milestone payments are recognized when the achievement of the associated milestone becomes probable and will either be expensed or capitalized depending upon whether or not regulatory approval has been obtained.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop product candidates, including personnel expenses, stock-based compensation expense, allocated facility-related and depreciation expenses, third-party license fees and external costs of outside vendors engaged to conduct

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
preclinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered. Milestone and other payments made to third-parties with respect to in-process research and development, in accordance with the Company’s license, acquisition and other similar agreements are expensed when determined to be probable and estimable.

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
•Expected volatility—The expected volatility is calculated based on historical volatility of the Company’s share price.
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

The Company accounts for uncertainty in income taxes by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the consolidated financial statements. The amount of benefits that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties. At December 31, 2023 and 2022, the Company had unrecognized tax positions of $1,064 and $0, respectively. Due to the Company’s full valuation allowance, the unrecognized tax benefits would not materially impact the Company’s effective tax rate when recognized. The Company does not anticipate the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as part of its income tax provision. For the years ended December 31, 2023and 2022, the Company had no interest or penalties related to unrecognized tax benefits.

Concentration of Credit Risk and of Significant Supplier

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of short-term cash deposits and accounts and other receivables. The Company’s cash is comprised of short-term cash deposits at a variety of financial institutions with strong credit ratings in amounts that may exceed federally insured limits and has not experienced any losses on such accounts. Cash balances maintained during the year have been principally held with reputable U.K.-based and U.S.-based banks. The Company does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Cash and Cash Equivalents

The Company considers only those investments that are highly liquid, readily convertible to cash and that mature within 90 days or less from date of purchase to be cash equivalents. As of December 31, 2023 and 2022, cash equivalents were comprised of a money market funds and U.S. treasury securities with maturities less than 90 days from the date of purchase.

Restricted Cash

Restricted cash of $300,000 as of December 31, 2022, represents amounts which are legally restricted to withdrawal or usage and is presented in the Consolidated Balance Sheet as restricted cash. On December 15, 2022, the Company transferred $300,000 into an escrow fund reserved for the Company’s initial upfront payment to Akeso in connection with the License Agreement, as described further in Note 6. Following the Antitrust Clearance Date, on January 17, 2023, the License Agreement closed and Akeso was issued 10,000,000 shares of Company common stock pursuant to the Common Stock Issuance Agreement and was paid $274,900 in cash as initial upfront payment. The remaining amounts in escrow were returned to the Company’s operating cash accounts.

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

The warrants in issue are classified within stockholders’ equity as they are indexed to the Company’s own shares of common stock and require settlement in its shares of common stocks with no provision for any cash settlement.

5. Recently Issued or Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update “ASU” No. 2023-09, “Improvements to Income Tax Disclosures”, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the income tax disclosures within the consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. The Company is currently evaluating the impact of the ASU on the consolidated financial statement disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which has subsequently been amended by ASU 2019-04 and ASU 2019-10 (collectively “ASU 2016-03”). ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. The Company adopted this standard on January 1, 2023, and it did not have a material impact on the consolidated financial statements or related disclosures.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not expected to have a material impact on the Company’s consolidated financial statements.

6. Akeso License and Collaboration Agreement

On December 5, 2022, the Company entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso pursuant to which the Company is in-licensing its breakthrough bispecific antibody, ivonescimab. The License Agreement and transaction closed in January 2023 following customary waiting periods.

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

In exchange for the rights obtained, an upfront payment of $500,000 was made to Akeso, of which $274,900 was paid in cash and, pursuant to the License Agreement and Issuance Agreement, Akeso elected to receive 10,000,000 shares of our common stock in lieu of $25,100 cash. The remaining $200,000 amount of the upfront payment was paid on March 6, 2023.

The Company has accounted for the License Agreement to acquire the rights to develop and commercialize SMT112 as the acquisition of an asset. All of the consideration relates to SMT112 and technological feasibility of the asset has not yet been established since SMT112 is in clinical development. As such, the Company has expensed the consideration as in-process research and development upon closing of the transaction in the consolidated statement of comprehensive loss. In-process research and development expense for the year ended December 31, 2023 was $520,915, which is comprised of the $474,900 paid in cash, the fair value of the 10,000,000 shares of common stock on the date of closing the transaction of $45,900, and $115 of direct transactions costs incurred.

In addition to the payments already made to Akeso, under the License Agreement, there are additional potential milestone payments of up to $4,500,000, as Akeso will be eligible to receive regulatory milestones of up to $1,050,000 and commercial milestones of up to $3,450,000. In addition, Akeso will be eligible to receive low double-digit royalties on net sales.

7. Segment Reporting

The Company’s chief operating decision makers (the “CODM function”), which are the Company’s Chief Executive Officers, Mr. Duggan and Dr. Zanganeh, utilize consolidated financial information to make decisions about allocating resources and assessing performance for the entire Company. The CODM function approves of key operating and strategic decisions, including key decisions in clinical development and clinical operating activities, entering into significant contracts, such as revenue contracts and collaboration agreements and approves the Company’s consolidated operating budget. The CODM function views the Company’s operations and manages its business as a single reportable operating segment. The Company’s single operating segment covers the Company’s research and development activities, primarily comprising of oncology product research activities (including ivonescimab), antibiotic pipeline research activities, and CDI program activities. As the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

The Company operates in two geographic regions: the U.K. and the U.S. The following table summarizes the Company’s long-lived assets, which include the Company’s property and equipment, net and right-of-use assets by geography:

	Year Ended December 31, 2023	Year Ended December 31, 2022
United Kingdom(1)	$808	$2,517
United States(2)	5,254	2,564
	$6,062	$5,081

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

(1) The decrease of long-lived assets in the United Kingdom is primarily attributed to the Company exiting its lease for its Sawston, United Kingdom location.
(2) The increase of long-lived assets in the United States is primarily attributed to additional right-of-use assets recorded related to the Company’s amendment to its sublease agreement during the period for its Menlo Park, California, U.S. location.

For details of revenue from external customers by geography refer to Note 8.

8. Revenue

The Company recognized no revenue and $705 during the year ended December 31, 2023 and 2022, respectively.

Revenue recognized during the year ended December 31, 2022 consists of amounts received from the Company’s license and commercialization agreement with Eurofarma Laboratórios S.A. Revenue recognized during the year ended December 31, 2022 was from Latin America. The analysis of revenue by geography has been identified on the basis of the geographical location of each collaboration partner.

The following table summarizes the deferred revenue relating to Eurofarma Laboratórios S.A. and deferred other income relating to BARDA (as defined in Note 9):

	2023	2022
Beginning deferred revenue and other income, January 1	$—	$7,939
Additions	—	1,397
Amount of deferred revenue and other income recognized in the statement of operations	—	(8,790)
Foreign currency adjustment	—	(546)
Ending deferred revenue and other income, December 31	$—	$—

Refer to Note 9 below for further details regarding other income recognized under the BARDA contract.

9. Other Operating Income, net

The following table sets forth the components of other operating income by category:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Funding income from BARDA (as defined below)	$—	$8,085
Research and development tax credits	946	4,523
Grant income from CARB-X (as defined below)	45	1,808
Other income	10	—
	$1,001	$14,416

BARDA (as defined below)
In September 2017, the Company was awarded a funding contract from the Biomedical Advanced Research and Development Authority (“BARDA”), part of the Office of the Assistant Secretary for Preparedness and Response at the United States Department of Health and Human Services, in support of the Company’s Ri-CoDIFy clinical trials and clinical development of ridinilazole. The awarded contract was originally worth up to $62,000. In June 2019 and again in January 2020, BARDA increased the value of the contract such that it is now worth up to $72,500 and brought the total amount of committed funding to $62,400.

The remaining federal government funding is dependent on BARDA in its sole discretion exercising the final independent option work segment, upon the achievement by the Company of certain agreed-upon milestones for ridinilazole. This option work segment was never exercised by BARDA. The contract ran through April 2022 and was extended through December 2022

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
as a no cost contract, solely to close out open activities. As of December 31, 2022, based on translation of historical foreign currency amounts in the period of recognition, the Company has recognized $59,203 of cumulative income since contract inception. As a result of the Company’s decision, on September 28, 2022, to not pursue further internal clinical development of ridinilazole and seek partners or a divestiture related to ridinilazole as a path forward for the clinical development of the asset, the Company recorded expenses for the remaining clinical trial costs associated with the close out activities of ridinilazole and recognized the remainder of the deferred income that had been received from BARDA prior to the expenses being recognized during the third quarter of 2022.

Research and development credits

Income from tax credits, consist of R&D tax credits received in the U.K. The Company benefits from two U.K. research and development tax credit cash rebate regimes: Small and Medium Enterprise Program (“SME, Program”) and the Research and Development Expenditure Credit Program (“RDEC Program”). Qualifying expenditures largely comprise of employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which the Company does not receive income. Tax credits related to the SME Program and RDEC Program are recorded as other operating income in the consolidated statements of operations and other comprehensive loss. Under both schemes, the Company receives cash payments that are not dependent on the Company’s pre-tax net income levels.

Based on criteria established by His Majesty’s Revenue and Customs (“HMRC”), a portion of expenditures being carried out in relation to the Company’s pipeline research and development, clinical trials management and third-party manufacturing development activities are eligible for the SME regime and the Company expects such elements of research and development expenditure incurred in its UK entities will also continue to be eligible for the SME regime for future periods.
As of December 31, 2023 and 2022, the current and long-term research and development tax credit receivable was $1,807 and $5,766, respectively.
CARB-X (as defined below)

In May 2021, the Company announced the selection of a new preclinical candidate, SMT-738, from the DDS-04 series for development in the fight against multi-drug resistant infections, specifically Carbapenem-resistant Enterobacteriaceae (“CRE”) infections. Simultaneously, the Company announced it had received an award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program (“CARB-X”) to progress this candidate through preclinical development and Phase Ia clinical trials. The award commits initial funding of up to $4,100, with the possibility of up to another $3,700 based on the achievement of future milestones. As of December 31, 2023, based on translation of historical foreign currency amounts in the period that the amounts were recognized, the Company has recognized $2,920 of cumulative income since contract inception. During the quarter ended September 30, 2022, CARB-X announced changes to its funding arrangements and terms and conditions. As a result, the current arrangement concluded as of June 30, 2022, however the Company has the ability to recognize reimbursements for any milestone payments related to work incurred subsequent to this date in accordance with this agreement.

10. Other (Expense) Income, net

The following table sets forth the components of other (expense) income:

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

	Year Ended December 31, 2023	Year Ended December 31, 2022
Foreign currency gains (losses)	$613	$(4,109)
Interest expense on promissory notes payable to related parties	(16,461)	(4,401)
Interest income	10,403	1,513
Reclassification of cumulative currency translation gain(1)	419	—
Other (expense) income, net	(252)	304
	$(5,278)	$(6,693)
_____________________
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

For the year ended December 31, 2023, other expense, net primarily consisted of loan interest expense incurred related to the promissory notes described in Note 18. These amounts are partially offset in the year ended December 31, 2023 by interest income related to the Company’s money market funds and the Company’s short-term investments in U.S. treasury securities and favorable changes in foreign currency.

For the year ended December 31, 2022, other expense, net primarily consisted of unfavorable changes in foreign currency, loan interest expense incurred related to the promissory notes described in Note 18, partially offset by investment income related to the Company’s money market funds and investments in highly liquid U.S. treasury securities, which are classified as cash equivalents as of December 31, 2022.

11. Income Tax

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

The components of the Company’s loss before income taxes are as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Foreign	$(499,810)	$(46,868)
United States	(115,118)	(31,914)
Loss before income taxes	$(614,928)	$(78,782)

The Company has not recognized a current or deferred provision for federal, state or non-United States income taxes in either of the years ending December 31, 2023 or 2022, respectively.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.

The major components of deferred tax assets and liabilities are as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Deferred tax assets:
Net operating loss carryforward	$58,975	$52,948
Research and development credit carryforward	4,522	1,723
Stock-based compensation	4,128	3,879
Section 174 Research and Development Capitalization	15,982	3,553
Lease liability	1,143	737
Other	1,260	2,053
Total deferred tax assets	86,010	64,893

Deferred tax liabilities:
Right-of-use assets	(1,085)	(651)
Other	(174)	(226)
Total deferred tax liabilities	(1,259)	(877)

Net deferred tax assets before valuation allowance	84,751	64,016
Valuation allowance	(84,751)	(64,016)
Deferred tax, net	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards and research and development costs capitalized for tax purposes. Management has considered the Company’s history of cumulative net losses in the United States (“U.S.”) and the United Kingdom (“U.K.”), estimated future taxable income, as well as prudent and feasible tax planning strategies, and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets and U.K. deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2023 and 2022, respectively. The Company reevaluates the positive and negative evidence at each reporting period.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The change in the valuation allowance was as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Valuation allowance as of beginning of year	$(64,016)	$(51,746)
Net increase recorded to the income tax provision	(20,735)	(12,270)
Valuation allowance as of end of year	$(84,751)	$(64,016)

As of December 31, 2023 and 2022, the Company had U.S. Federal gross operating loss carryforwards of approximately $48,184 and $11,620, respectively, which may be available to offset future income tax liabilities. The 2017 Tax Cuts and Jobs Act (“TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). In addition, the Company has approximately $3,705 in U.S. State gross loss carryforwards which expire through various dates through 2043 and as of December 31, 2023, the Company had an estimated U.S. federal and state research and development tax credit carryforwards of $2,900 and $900, respectively, which may be available to offset future tax liabilities, and each begin to expire in 2041 and 2037, respectively. The Company also had approximately $194,454 in U.K. gross loss carryforwards available to use against future taxable profits on a year-by-year basis. To the extent that U.K. taxable profits exceed £5,000 in each year, the loss available to utilize against profits in excess of £5,000 will be restricted to 50%. The U.K. loss carryforwards do not lapse and therefore, the full amount will be relieved over time provided there are sufficient profits against which the losses can be utilized.

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

U.K. tax losses are subject to additional restrictions where there is a change in ownership in the business and certain other conditions are met. An ownership change of a UK tax resident company would occur where (directly or indirectly) a single person acquires more than half of the ordinary share capital of a company, or two or more persons each acquire a holding of at least 5% of the ordinary share capital of a company and these holdings together amount to more than half the ordinary share capital of a company. Where a change in ownership has occurred, and within three years prior to that change in ownership and five years afterwards, there is a major change in the nature and conduct of trade of that company or the trade of that business becomes small or negligible, any losses carried forward will be extinguished from the point of the change in ownership. In addition, losses accrued subsequent to April 1, 2017 will be extinguished on a change of ownership when there is a major change in the nature or conduct of a company’s business, or where there is a major change in the scale of that business, or a company ceases to carry on a particular trade or business. The Company has not completed a study to assess whether a change of ownership has occurred since its formation, or whether there has been a major change in the Company’s business that would restrict the U.K. tax losses. Any limitation may result in the loss of a portion of the net operating loss carryforwards before utilization.

The 2017 Tax Cuts and Jobs Act (“TCJA”) created a requirement that US corporations include in income earnings of certain controlled foreign corporations (“CFC”) under the global intangible low taxed income (“GILTI”) regime. The Company is allowed to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as period expense only. The Company has elected to account for GILTI in the year the tax is incurred and include the current tax impact of GILTI in the effective tax rate. Given the Company’s loss position in the U.S. and the valuation allowance recorded against

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
its U.S. net deferred tax assets, these provisions have not had a material impact on the Company’s consolidated financial statements.

IRC Section 174 generally permitted taxpayers that incurred research expenses to deduct them in the current year. For tax years beginning before January 1, 2022, taxpayers were able to make an election with respect to research and experimental (“R&E”) expenditures incurred in connection with a trade or business to either currently deduct or defer and amortize such expenditures. The TCJA amended this provision to require that R&E expenditures be capitalized and amortized, but delayed the effective date of this amendment, which applies to tax years beginning January 1, 2022 or later. As such, the changes to IRC Section 174 pursuant to the TCJA are currently applicable to the Company for the 2022 tax year. R&E expenditures attributable to U.S. based research must be amortized over a period of five years and R&E expenditures attributable to research conducted outside of the U.S. must be amortized over a period of 15 years. As such, the Company is capitalizing $73,129 R&E expenditures with a net adjustment of $65,816 to account for the capitalization and amortization of R&D expenses incurred in the U.S.

A reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
U.S. federal income tax statutory rate	21.0%	21.0%
Change in valuation allowance	(3.4)	(16.8)
Refundable research and development tax credit	0.3	(3.6)
Effect of foreign operations taxed at various rates	(17.0)	2.1
Stock-based compensation	(0.1)	(2.2)
Other	(0.8)	(0.5)
	—%	—%

In the U.K., the Company is entitled to a research and development tax relief for small and medium-sized enterprises which allows the Company an enhanced deduction rate of 230% (up to March 31, 2023) and 186% (from April 1, 2023) on qualifying research and development expenditure (the tax relief). If the Company incurs tax losses, it is entitled to surrender the lesser of unrelieved tax loss sustained and the tax relief. As the realization of the tax relief does not depend on generation of future taxable income or the Company’s ongoing tax status or tax position, the Company does not consider the tax relief as an element of income tax accounting under ASC 740.

For the year ended December 31, 2023 and 2022, the Company recognized research and development tax relief of $946 and $4,523 respectively, which is included in other operating income in the consolidated statements of operations and other comprehensive loss.

It is the intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations and not to repatriate the earnings to the U.S. Accordingly, the Company does not provide for deferred taxes on differences between financial reporting and tax basis in its investments in foreign subsidiaries as they are considered permanent in duration or are not expected to reverse in the foreseeable future. As of December 31, 2023, there are no unremitted earnings of the Company’s foreign subsidiaries.

The Company records unrecognized tax benefits in accordance with ASC 740-10, Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of December 31, 2023 and 2022, the Company had total unrecognized tax benefits of $1,064 and $0, respectively.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Due to the Company’s full valuation allowance, the unrecognized tax benefits would not materially impact the Company’s effective tax rate when recognized. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as part of its income tax provision. For the years ended December 31, 2023 and 2022, the Company had no interest or penalties related to unrecognized tax benefits.

A reconciliation of unrecognized tax benefits from continuing operations is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Unrecognized tax benefits, beginning of year	$—	$—
Increases related to prior year tax positions	610	—
Decreases related to prior year tax positions	—	—
Increases related to current year tax positions	454	—
Unrecognized tax benefits, end of year	$1,064	$—

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions, where applicable. the U.S. In the U.S., tax years from 2020 remain subject to examination by the U.S. Internal Revenue Service and state tax authorities. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction for years 2020 through present. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In the U.K., tax returns for the year ended December 31, 2022 remains subject to examination by HMRC.

12. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net loss	$(614,928)	$(78,782)

Basic weighted average number of shares of common stock outstanding	619,646,180	193,336,063
Diluted weighted average number of shares of common stock outstanding	619,646,180	193,336,063

Basic net loss per share	$(0.99)	$(0.41)
Diluted net loss per share	$(0.99)	$(0.41)

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

Because the 2023 Rights Offering (as defined in Note 20) exercise price of $1.05 per share was less than the closing price of $1.82 per share on March 1, 2023, the expiration of the , the Company has retroactively adjusted earnings per share and weighted average number of shares outstanding for the bonus element for all periods presented.

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	2023	2022
Options to purchase common stock	54,209,289	19,476,359
Warrants	5,015,642	5,821,137
Shares expected to be purchased under employee stock purchase plan	155,163	229,475
	59,380,094	25,526,971

Stock options that are outstanding and contain performance-based or market-based vesting criteria for which the performance or market conditions have not been met are excluded from the presentation of common stock equivalents outstanding in the chart above. Refer to Note 21 for further information on market-based awards.

13. Goodwill and Intangible Assets

In December 2017, the Company expanded its activities in the field of infectious diseases with the acquisition of Discuva Limited, a privately held United Kingdom-based company. Through this acquisition, the Company obtained a bacterial genetics platform and a suite of software-based technologies (the “Discuva Platform”), which facilitates the discovery and development of new mechanism antibiotics. This resulted in the recognition of goodwill of £1.5 million, which is translated into U.S. dollars at each reporting period.

The Company assesses goodwill for impairment on an annual basis as of December 31 or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired.

As of December 31, 2023, the Company performed its annual impairment assessment of goodwill and determined that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. There have been no cumulative goodwill impairment charges recognized to date.

As of December 31, 2023 and 2022, goodwill was $1,893 and $1,798, respectively. Changes year over year are the result of changes in foreign currency.

Intangible Assets
Components of the Company’s acquired intangible assets are comprised of the following:

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

	December 31, 2023			December 31, 2022
	Gross	Accumulated amortization and impairment charges	Net	Gross	Accumulated amortization and impairment charges	Net
Utrophin program acquired(1)	$—	$—	$—	$4,015	$(4,015)	$—
Discuva platform acquired(2)	13,583	(13,583)	—	12,900	(12,900)	—
Option over non-financial asset	859	(859)	—	816	(816)	—
Other intangibles	140	(140)	—	133	(133)	—
	$14,582	$(14,582)	$—	$17,864	$(17,864)	$—

(1) During the year ended December 31, 2023, the Company dissolved the wholly-owned subsidiary, Muox Limited, a dormant entity. The Utrophin program intangible assets, which arose from the Muox Limited acquisition were fully impaired and have been removed from the Company’s accounting records.
(2) In conjunction with the significant change in the Company’s strategy and shift in focus to the therapeutic area of oncology, the Company determined that it would cease further investment in the Discuva Platform. Management concluded that the carrying amount of the acquired Discuva Platform intangible asset may not be recoverable and performed an assessment to calculate the fair value of the asset using a probability-weighted approach which was compared to the carrying value of the asset. An impairment charge of $8,468 which represented the carrying value of the Discuva Platform was recognized during the year ended December 31, 2022. This impairment charge is presented as impairment of intangible assets in the consolidated statements of operations and comprehensive loss.

Changes year over year in the gross and accumulation amortization amounts of intangible assets are the result of changes in foreign currency. Amortization expense was $0 and $914 for the years ended December 31, 2023 and 2022, respectively.

14. Fair Value Measurements and Short-Term Investments

Fair Value Measurements

The following tables sets forth the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$21,016	$—	$—	$21,016
U.S. Government treasury bills	—	39,341	—	39,341
Short-term investments:
U.S. Government treasury bills	—	114,817	—	114,817
Total assets	$21,016	$154,158	$—	$175,174

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$60,783	$—	$—	$60,783
U.S. Government treasury bills	—	225,730	—	225,730
Total assets	$60,783	$225,730	$—	$286,513

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The table above does not include cash at December 31, 2023 and 2022 of $11,068 and $62,094, respectively.

The Company believes that the carrying amounts of prepaid expenses, other current assets, accounts payable, and accrued expenses approximates their fair values due to the short-term nature of those instruments. The carrying value of the Company’s promissory note approximates its fair value due to the recent issuance of the notes in December 2022 and the current interest rate of the note outstanding when compared to market interest rates (which represents a Level 2 measurement). Refer to Note 18 for further details.

Short-Term Investments

The following table sets forth the Company’s short-term investments as of December 31, 2023, which have a contractual maturity of less than one year:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss	Fair Value
Assets
U.S. Government treasury bills	$114,781	$36	$—	$—	$114,817
Total	$114,781	$36	$—	$—	$114,817

The Company did not have any short-term investments as of December 31, 2022.

15. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2023	December 31, 2022
Laboratory equipment	$22	$505
Furniture and fixtures, office equipment and software	896	889
Leasehold improvements	328	809
Property and equipment, gross	1,246	2,203
Less: accumulated depreciation	1,042	1,297
Property and equipment, net	$204	$906

Depreciation expense for the years ended December 31, 2023 and 2022 was $198 and $349, respectively. The Company recognized a fixed asset impairment charge of $474 for the year ended December 31, 2023. There were no impairment charges related to fixed assets for the year ended December 31, 2022.

16. Research and Development Prepaid Expenses and Accrued Liabilities

Included within prepaid expenses at December 31, 2023 and 2022 is $1,466 and $442, respectively, of prepayments relating to research and development expenditures. Included within accrued liabilities at December 31, 2023 and 2022 is $7,289 and $8,911, respectively, relating to research and development expenditures.

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

During the year ended December 31, 2023, the Company recorded $4,245 of additional right-of-use assets related to a new lease for additional office space which commenced in May 2023 at its Menlo Park, California location. The Company will make total lease payments of $4,701 over the 36 month term of the new lease, which expires in May 2026. In addition, during the year ended December 31, 2023, the Company terminated the Company’s Cambridge, U.K. laboratory and office space lease as a result of the Company re-prioritizing its investments and financial resources towards the development of ivonescimab. This resulted in disposing the carrying value of the right-of use asset of $788, removing the related lease liability of $809, and there were no penalties charged for early termination of this lease. The Company recorded $2,860 of right-of-use assets during the year ended December 31, 2022 related to its Menlo Park, California location.

The carrying value of the right-of-use assets as of December 31, 2023 and 2022 is $5,859 and $4,175, respectively.
The elements of lease expense were as follows:

Lease Cost:	Year Ended December 31, 2023	Year Ended December 31, 2022
Fixed lease costs	$2,214	$1,384
Variable lease costs	83	137
Short-term lease(1)	—	31
Total lease cost	$2,297	$1,552

(1) Short-term lease costs relate to the Company’s Cambridge, Massachusetts, United States office lease which the Company exited during fiscal year 2022.

The weighted average discount rate and the weighted average remaining lease term were 6.6% and 2.4 years, respectively, as of December 31, 2023. The weighted average discount rate and the weighted average remaining lease term were 5.7% and 3.4 years, respectively, as of December 31, 2022. The Company made cash payments related to lease liabilities of $2,208 and $1,092 for the years ending December 31, 2023 and 2022 respectively.

Future lease payments under non-cancelable leases as of December 31, 2023 are detailed as follows:

Year Ending December 31,
2024	$2,810
2025	2,886
2026	893
2027	—
Total lease payments	6,589
Less: imputed interest	490
Total operating lease liabilities	$6,099

Total operating lease liabilities balance sheet presentation:
Current lease liabilities	$2,809
Non-current lease liabilities	3,290
$6,099

The Company signed a lease agreement on January 8, 2024 for executive office space for its new headquarters in Miami, Florida. The office space is approximately 9,000 square feet. The term of the lease is 64 months. Total payments for this office

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
space is approximately $5,100 over the term of the lease. The table above excludes payments related to the lease signed in January 2024.

18. Promissory Notes Payable to Related Parties

Non-current and current debt consisted of the following:

	Current notes		Non-current notes
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Principal amounts	$—	$20,000	$100,000	$500,000
Debt discount	—	(230)	—	(5,460)
Total promissory notes payable to related parties	$—	$19,770	$100,000	$494,540

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

The Company incurred interest expense related to the March 2022 Note of $1,296 for the year ended December 31, 2022, which included amortized imputed interest of $861.

December 2022 Promissory Notes

On December 6, 2022, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”), with Mr. Duggan and Dr. Zanganeh, pursuant to which the Company agreed to sell to each of Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the aggregate amount of $520,000. Pursuant to the Note Purchase Agreement, the Company issued to Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the amount of $400,000 (the “Duggan February Note”) and $20,000 (the “Zanganeh Note”), respectively, which matured and become due on February 15, 2023 and an unsecured promissory note to Mr. Duggan in the amount of $100,000 (the “Duggan September Note” and together with the Duggan February Note and the Zanganeh Note, the “December 2022 Notes”), which was originally due on September 15, 2023. The maturity dates of the December 2022 Notes could have been extended one or more times at the Company’s election, but in no event to a date later than September 6, 2024. In addition, if the Company consummates a public offering, then upon the later to occur of (i) five business days after the Company receives the net cash proceeds therefrom or (ii) May 15, 2023, the Duggan February Note and the Zanganeh Note shall be prepaid by an amount equal to the lesser of (a) 100% of the amount of the net proceeds of such offering and (b) the outstanding principal amount on such Notes.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
On January 19, 2023, the Company provided notice to extend the term of the Duggan February Note and Duggan September Note to a maturity date of September 6, 2024. Furthermore, on January 19, 2023, the Company and Mr. Duggan rectified the Duggan February Note and Duggan September Note in order to correctly reflect the parties’ intent that the Company may only prepay (i) the Duggan February Note following the completion of a public rights offering to be conducted by Summit in the approximate amount of $500,000 (the “Rights Offering”), or a similar capital raise, in an amount equal to the lesser of (x) the net proceeds of the Rights Offering or such capital raise or (y) the full amount outstanding of the Duggan February Note, and (ii) the Duggan September Note following the completion of a capital raising transaction subsequent to the Rights Offering in an amount equal to the lesser of (A) the net proceeds of such capital raise or (B) the full amount outstanding of the Duggan September Note. Following the issuance of the two new Promissory Notes (the “Duggan Promissory Notes”), the Duggan February Note and Duggan September Note were marked as “cancelled” on their face and replaced in their entirety by the Duggan Promissory Notes (together with the Zanganeh Note, the “Notes”).

On February 15, 2023, the $20,000 Zanganeh Note matured and the Company repaid the outstanding principal balance. In connection with the closing of the rights offering, the $400,000 Duggan Promissory Note matured and became due, and the Company repaid all principal and accrued interest thereunder using a portion of the proceeds from this rights offering.

The Notes accrued interest at an initial rate of 7.5%. All interest on the Notes was paid on the date of signing for the period through February 15, 2023. Such prepaid interest was paid in a number of shares of the Company’s common stock, par value $0.01 (“Common Stock”) equal to the dollar amount of such prepaid interest, divided by $0.7913 (the consolidated closing bid price immediately preceding the time the Company entered into the Note Purchase Agreement, plus $0.01), which was 9,720,291 shares. For all applicable periods following February 15, 2023, interest shall accrue on the outstanding principal balance of the Notes at the US prime interest rate, as reported in the Wall Street Journal, plus 50 basis points, as adjusted monthly, for three months immediately following February 15, 2023, and thereafter at the US prime rate plus 300 basis points, as adjusted monthly.

Debt issuance costs associated with the Notes were $44 and were capitalized as part of the carrying value of the promissory notes payable to related parties. During the year ended December 31, 2023, the Company incurred interest expense of $16,461 for the year ended December 31, 2023, which included amortized imputed interest of $761. The Company incurred interest expense of $3,105 for the year ended December 31, 2022 related to the December 2022 Notes, which included amortized imputed interest of $395.

As of December 31, 2023 and 2022 there was $120 of accrued interest payable included within accrued expenses in the consolidated balance sheet.

Imputed interest is calculated as the difference between the expected interest payable and the deemed market rate of interest and is recorded as a debt discount at inception of the note payable with a credit to additional paid-in capital for notes payable to related parties. The debt discount is amortized to interest expense using an effective interest rate method. The effective interest rate of the Duggan February Note and Zanganeh Note was 8.9% and the effective interest rate of the Duggan September Note was 11.3%.

On February 17, 2024 the Duggan February Note was amended to extend the maturity date from September 6, 2024 to April 1, 2025. For all applicable periods commencing February 17, 2024, interest shall accrue on the outstanding principal balance at the greater of 12% or the US prime interest rate, as reported in the Wall Street Journal plus 350 basis points, as adjusted monthly, compounded quarterly.Interest shall be paid upon maturity of the loan.

In accordance with the applicable accounting standards, a short-term debt obligation should be excluded from current liabilities if the entity has both the intent and ability to refinance the obligation on a long-term basis. The intent and ability can be demonstrated by the issuance of a long-term obligation to refinance the short-term obligation on a long-term basis after the date of an entity’s balance sheet but before that balance sheet is issued. As a result of the amendment entered into on February 17, 2024, to extend the maturity date to April 1, 2025, the Company classified $100,000 of notes payable to related party outstanding as of December 31, 2023 as long-term notes payable

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The estimated future principal payments are $0 and $100,000 for 2024 and 2025, respectively, as the note matures on April 1, 2025.

19. Other Non-Current Liabilities

Included within other non-current liabilities at December 31, 2023 and 2022 is $1,356 and $1,209, respectively, relating to assumed contingent liabilities. As part of the acquisition of Discuva Limited in December 2017, the Company assumed certain contingent liabilities as certain employees, former employees and former directors of Discuva Limited are eligible for payments from Discuva Limited based on specified development and clinical milestones related to proprietary product candidates developed under the Discuva Platform. The timing of these potential payments is uncertain.

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

There were no remeasurement losses or gains recognized during the year ended December 31, 2023.

20. Stockholders' Equity

Common Stock

In August 2022, the Company announced the closing of its 2022 rights offering (“2022 Rights Offering”). The rights offering commenced on July 18, 2022, and the associated subscription rights expired on August 8, 2022. The 2022 Rights Offering received aggregate gross proceeds of $100,000 from the sale of 103,092,783 shares of common stock. Mr. Duggan and Dr. Zanganeh fully subscribed to their respective basic subscription rights and oversubscribed, at a price per share of $0.97. Offering costs of $111 were incurred.

On December 6, 2022, the Company announced a rights offering for its existing shareholders to participate in the purchase of additional shares of its Common Stock for $1.05 per share (the “2023 Rights Offering”). The 2023 Rights Offering commenced on February 7, 2023 and the associated subscription rights expired on March 1, 2023. Aggregate gross proceeds from the 2023 Rights Offering were $500,000 from the sale of 476,190,471 shares of the Company’s common stock and issuance costs were $619. Mr. Duggan and Dr. Zanganeh fully subscribed to their respective basic subscription rights at a price of $1.05 per share. To satisfy the $395,314 subscription price for the shares subscribed by Mr. Duggan in the 2023 Rights Offering, Mr. Duggan agreed with the Company to extinguish a portion of the amount due and payable to him by the Company at the closing of the 2023 Rights Offering pursuant to the $400,000 Duggan Promissory Note in an amount equal to the subscription price (see also Note 18).

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

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

On March 17, 2023, the Company filed a registration statement on Form S-3 to register for resale the following shares of the Company’s common stock at $0.01 par value: (i) 10,000,000 shares of Common Stock issued on January 17, 2023 in connection with the License Agreement (as defined in Note 6) with Akeso pursuant to which the Company issued Akeso such shares; and (ii) the 9,346,434 and 373,857 shares of Common Stock issued in December 2022 to Mr. Duggan and Dr. Zanganeh, respectively, as payment of prepaid interest in connection with the Note Purchase Agreement dated December 6, 2022 between Mr. Duggan, Dr. Zanganeh and the Company. On April 27, 2023, the SEC issued the Company a Notice of Effectiveness for the registration statement on Form S-3.

As described in Note 1, Mr. Soni entered into a share purchase agreement with the Company to purchase $5,000 of its common stock via a private placement. The transaction was effective October 13, 2023 with a closing price of $1.68, resulting in the purchase of 2,976,190 shares of the Company’s common stock.

Warrants

As part of the private placement on December 24, 2019, the participating investors were granted warrants with the right to subscribe for 5,261,350 shares of common stock at an exercise price of $1.58, exercisable any time in the period commencing on the date falling six months following December 24, 2019 and ending on the tenth anniversary of admission. Each warrant entitles the warrant holder to subscribe in cash for one share. Shares of common stock allotted pursuant to the exercise of the warrant will rank in full for all dividends and other distributions with a record date after the exercise date with the shares of common stock in issue at that date. The Company has the option to require the warrant holder to exercise some or all of the outstanding warrants after the third anniversary date if the ten-day volume weighted average price of the shares of common stock as reported on Nasdaq represents a premium of at least 50 percent to the exercise price. The warrants are classified within stockholders’ equity as they are indexed to the Company’s shares of common stock and require settlement in its shares of common stock with no provision for any cash settlement.

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
Warrants granted over shares of common stock to consultants in exchange of certain services are similar to stock-based compensation (see Note 21).
The following table summarizes the Company’s warrants activity for the year ended December 31, 2023

	Number of share warrants	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2022	5,821,137	$1.56	6.99 years	$15,640
Exercised	(805,495)	$1.49
Outstanding as of December 31, 2023	5,015,642	$1.57	5.92 years	$5,194

21. Stock-Based Compensation

2016 Long Term Incentive Plan

Upon the effectiveness of the 2020 Stock Incentive Plan, no additional grants will be made under the 2016 Long Term Incentive Plan, (the “2016 Plan”) and any outstanding awards continue with their original terms.

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

On July 27, 2022, the Company held a Special Meeting of Stockholders (the “Special Meeting”) whereby the following matters were submitted to a vote of the Company’s stockholders at the Special Meeting and the Board of Directors resolved the following: (i) an amendment to the Company’s Restated Certificate of Incorporation, dated September 18, 2020, to increase the number of authorized shares of common stock by 100,000,000 (from 250,000,000 to 350,000,000); and (ii) an amendment to the Summit Therapeutics Inc. 2020 Stock Incentive Plan (the “Plan”) to increase the number of shares of the Company’s common stock issuable under the Plan by 8,000,000 shares.

On October 12, 2023, the Company held a Special Meeting of Stockholders (the “October Special Meeting”) whereby the following matter was submitted to a vote of the Company’s stockholders at the Special Meeting and the Board of Directors resolved the following: an amendment to the Summit Therapeutics Inc. 2020 Stock Incentive Plan to increase the number of shares of the Company’s common stock issuable under the Plan by 70,000,000 shares.

As of December 31, 2023, there are 3,261,496 shares available to be issued under the 2020 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was adopted by the Board of Directors and approved by the Company’s shareholders on July 17, 2020 and approved by the predecessor company shareholders on August 19, 2020 and is qualified under Section 423 of the Internal Revenue Code. The 2020 ESPP initially authorized the issuance of up to 1,000,000 shares of common stock to participating employees. The number of common shares that may be issued under the 2020 ESPP automatically increases on each fiscal year commencing January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030 equal to the lesser of (i) 1,600,000 shares of common stock, (ii) 1% of the common shares outstanding on such date and (iii) an amount as determined by the Company’s Board of Directors. As of December 31, 2022, there were 2,628,893 shares available to be issued under the 2020 ESPP.

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

During the fiscal year ended December 31, 2023 and 2022, 392,175 and 176,857 shares, respectively, were issued under the 2020 ESPP Plan.

Stock Options

Time-based Stock Options

The Company estimates the fair value of stock options granted to employees and directors using the Black-Scholes valuation model. Stock options granted under the 2016 and 2020 Plans generally vest over three or four years and expire after ten years. This valuation methodology utilizes several key assumptions as highlighted below.

The assumptions used in the Company’s valuation are summarized as follows, presented on a weighted average basis:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Risk-free interest rate	4.59%	3.11%
Expected term (in years)	4.8	5.9
Expected volatility	98.1%	91.2%
Expected annual dividends per share	—%	—%
The following table summarizes the Company’s time-based stock option activity for the year ended December 31, 2023:

	Number of share options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2022	12,712,359	$4.83	8.4 years	$8,702
Granted	44,135,170	$1.72
Forfeited	(2,433,943)	$5.56
Exercised	(204,297)	$2.20
Outstanding as of December 31, 2023	54,209,289	$2.28	9.3 years	$42,574
Outstanding as of December 31, 2023 - vested and expected to vest	49,407,492	$2.31	9.3 years	$38,406
Exercisable at December 31, 2023	5,716,319	$4.89	7.2 years	$892

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Performance and Market-based Stock Options

The Compensation Committee of the Company’s Board of Directors and management approved 40,835,220 option grants to its executives and certain employees of the Company during the year ended December 31, 2023, which will vest based upon certain revenue and market-based performance conditions. The fair value of performance and market-based stock options that include a market condition is determined using a Monte Carlo valuation model, which utilizes multiple input variables to estimate the probability that the market condition will be achieved.

The following table summarizes the Company’s performance and market-based stock option activity for the year ended December 31, 2023:

	Number of share options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2022	6,764,000	$1.15	9.6 years	$20,955
Granted	40,835,220	$1.69
Forfeited	(945,000)	$1.20
Exercised	—	$—
Outstanding as of December 31, 2023	46,654,220	$1.62	9.6 years	$46,237
Outstanding as of December 31, 2023 - vested and expected to vest	8,397,760	$1.62	9.6 years	$8,323
Exercisable at December 31, 2023	—	$—	—	$—

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $1.41 and $0.87, per share, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was $474 and $142, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of December 31, 2023, total unrecognized compensation cost related to unvested stock option grants was approximately $61,162. This amount is expected to be recognized over a weighted average period of approximately 2.2 years.

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
Refer to Note 20 for the Company’s warrants activity for the year ended December 31, 2023.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
At December 31, 2023, there was no unrecognized compensation expense related to warrants.

Stock-Based Compensation
Stock‑based compensation expense related to stock options is recorded within the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Research and development	$4,408	$4,303
General and administrative	9,700	$7,645
Total stock-based compensation	$14,108	$11,948

The following table summarizes share-based compensation expense associated with each of our share-based compensation arrangements:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Time-based stock options	$12,606	$11,630
Performance and market-based stock options	1,318	84
Employee stock purchase plan	184	234
Total stock-based compensation	$14,108	$11,948

22. Commitments and Contingencies
Fixed asset purchase commitments
At December 31, 2023 and 2022, the Company had no capital commitments.
Lease commitments
Refer to Note 17 for a discussion of the Company’s lease commitments.
Debt commitments
Refer to Note 18 for discussion of promissory notes payable to related parties.
Other commitments
The Company enters into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. Most contracts provide for termination upon notice, and therefore are cancellable contracts. As of December 31, 2023, total contractual commitments, excluding leases commitments and debt commitments, are estimated to be approximately $37,700 and the majority of these commitments are due within one year.
Subsequent to December 31, 2023, through February 9, 2024 the Company entered into additional contractual commitments of approximately $23,000 with various third parties related to its clinical trials.
The Company has certain commitments under its agreements with the Akeso, Wellcome Trust, the University College London and certain employees, former employees and former directors of Discuva, pursuant to which it will be required to pay royalties or make milestone payments. The License Agreement with Akeso also contains certain manufacturing and purchase commitments. As of December 31, 2023, the Company is unable to estimate the amount, timing or likelihood of achieving the

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
milestones, making future product sales or assessing estimated forecasts for manufacturing and supplied materials which these contingent payment obligations relate to.
Indemnifications
The Company’s certificate of incorporation provides that it will indemnify the directors and officers to the fullest extent permitted by Delaware law. In addition, the Company has entered into indemnification agreements with all of the directors and executive officers. These indemnification agreements may require the Company, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of the Company’s directors or executive officers. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2023.

Legal Proceedings
The Company is not currently subject to any material legal proceedings.

23. Related Party Transactions

July 25, 2022 First Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 25, 2022 the Company entered into a first amendment, dated July 19, 2022, to its existing sublease agreement with MZA, described above. The existing sublease term, which was set to expire on September 30, 2022, was extended for a period of thirty-nine months from October 1, 2022 through December 31, 2025. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the year ended December 31, 2023, payments of $762, were made pursuant to the first amendment to the Sublease Agreement.

July 29, 2022 Second Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 29, 2022, the Company entered into a second amendment, dated August 1, 2022, to its existing sublease agreement with MZA, described above. The second amendment was effective as of August 1, 2022 and expires on December 31, 2025. The second amendment includes an additional 1,277 square feet (the “Expansion Premises”) of office space at 2882 Sand Hill Road, Menlo Park, California. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the year ended December 31, 2023 payments of $218, were made pursuant to the secondment amendment to the sublease.

March 10, 2022 Note Purchase Agreement

On March 10, 2022, the Company entered into a Note Purchase Agreement (the “March 2022 Note”), with Mr. Duggan, pursuant to which Mr. Duggan loaned the Company $25,000 in exchange for the issuance by the Company of an unsecured promissory note in the amount of $25,000. The March 2022 Note accrued interest at a rate per annum equal to the prime rate as reported in the Wall Street Journal, which was 3.25% as of the effective date and 4.75% as of June 30, 2022. The March 2022 Note, including accrued interest, became due upon the earlier of (i) the consummation of a registered public offering with net proceeds of no less than $25,000 or (ii) 18 months from the date of issuance of the March 2022 Note, and was repaid on August 10, 2022.

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

December 6, 2022 Note Purchase Agreement

On December 6, 2022, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”), with Mr. Duggan and Dr. Zanganeh, pursuant to which the Company agreed to sell to each of Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the aggregate amount of $520,000. Pursuant to the Note Purchase Agreement, the Company issued to Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the amount of $400,000 (the “Duggan February Note”) and $20,000 (the “Zanganeh Note”), respectively, which would mature and become due on February 15, 2023 and an unsecured promissory note to Mr. Duggan in the amount of $100,000 (the “Duggan September Note” and together with the Duggan February Note and the Zanganeh Note, the “December 2022 Notes”), which matured and became due on September 15, 2023. The maturity dates of the December 2022 Notes could have been extended one or more times at the Company’s election, but in no event to a date later than September 6, 2024. In addition, if the Company consummates a public offering, then upon the later to occur of (i) five business days after the Company receives the net cash proceeds therefrom or (ii) May 15, 2023, the Duggan February Note and the Zanganeh Note shall be prepaid by an amount equal to the lesser of (a) 100% of the amount of the net proceeds of such offering and (b) the outstanding principal amount on such notes.

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

The Notes accrue interest at an initial rate of 7.5%. All interest on the Notes shall be paid on the date of signing for the period through February 15, 2023. Such prepaid interest shall be paid in a number of shares of the Company’s common stock, par value $0.01 (“Common Stock”) equal to the dollar amount of such prepaid interest, divided by $0.7913 (the consolidated closing bid price immediately preceding the time the Company entered into the Note Purchase Agreement, plus $0.01), which was 9,720,291 shares. For all applicable periods following February 15, 2023, interest shall accrue on the outstanding principal balance of the Notes at the United States prime interest rate, as reported in the Wall Street Journal, plus 50 basis points, as adjusted monthly, for three months immediately following February 15, 2023, and thereafter at the United States prime rate plus 300 basis points, as adjusted monthly. During the year ended December 31, 2023, the Company made payments for interest of $10,650.

On February 17, 2024 the Duggan February Note was amended to extend the maturity date from September 6, 2024 to April 1, 2025. For all applicable periods commencing February 17, 2024, interest shall accrue on the outstanding principal balance at the greater of 12% or the US prime interest rate, as reported in the Wall Street Journal plus 350 basis points, as adjusted monthly, compounded quarterly. Interest shall be paid upon maturity of the loan.

Akeso License Agreement

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Upon the closing of the License Agreement, the Board of Directors (the “Board”) of the Company appointed Dr. Yu (Michelle) Xia to serve as a member of the Board pursuant to the terms of the License Agreement. Dr. Xia is the founder of Akeso, Inc., and has been the chairwoman, president and CEO of the Company since its inception in 2012. For details on the License Agreement, see Note 6. Furthermore, in connection with the License Agreement, the Company also entered into a Supply Agreement with Akeso, pursuant to which Summit agreed to purchase a certain portion of drug substance for clinical and commercial supply (the “Supply Agreement”). All transactions pursuant to the Supply Agreement, which occurred during 2023, were in the ordinary course of business. The Company paid approximately $2,500 to Akeso during year ended December 31, 2023. As of December 31, 2023, the Company included in accrued expenses approximately $3,619 due to Akeso.

2023 Rights Offering

On December 6, 2022, the Company announced a rights offering for its existing shareholders to participate in the purchase of additional shares of its Common Stock for $1.05 per share. The 2023 Rights Offering commenced on February 7, 2023 and the associated subscription rights expired on March 1, 2023. Aggregate gross proceeds from the 2023 Rights Offering were $500,000 from the sale of 476,190,471 shares of the Company’s common stock and issuance costs were $619. Mr. Duggan and Dr. Zanganeh fully subscribed to their respective basic subscription rights at a price of $1.05 per share. To satisfy the $395,314 subscription price for the shares subscribed by Mr. Duggan in the 2023 Rights Offering, Mr. Duggan agreed with the Company to extinguish a portion of the amount due and payable to him by the Company at the closing of the 2023 Rights Offering pursuant to the $400,000 Duggan Promissory Note in an amount equal to the subscription price.

Registration of Shares

On March 17, 2023, the Company filed a registration statement on Form S-3 to register for resale the following shares of the Company’s common stock at $0.01 par value: (i) 10,000,000 shares of Common Stock issued on January 17, 2023 in connection with the License Agreement with Akeso pursuant to which the Company issued Akeso such shares; and (ii) the 9,346,434 and 373,857 shares of Common Stock issued in December 2022 to the Company’s Chief Executive Officers, Mr. Duggan and Dr. Zanganeh, respectively, as payment of prepaid interest in connection with the Note Purchase Agreement dated December 6, 2022 between Mr. Duggan, Dr. Zanganeh and the Company. On April 27, 2023, the SEC issued the Company a Notice of Effectiveness for the registration statement on Form S-3.

Private Placement

On October 16, 2023, the Company announced the appointment of Mr. Manmeet Soni as its Chief Operating Officer, effective immediately. Mr. Soni has been a part of the Company’s Board of Directors since 2019. He will remain a member of the Board of Directors. In conjunction with his appointment, Mr. Soni entered into a share purchase agreement with the Company to purchase $5,000 of its common stock via a private placement. The transaction was effective October 13, 2023 with a closing price of $1.68, resulting in the purchase of 2,976,190 shares of the Company’s common stock.

Warrants Exercise

In December 2023, Dr. Zanganeh exercised 805,495 shares of warrants. Refer to Note 20 for the warrants exercise activity for the year ended December 31, 2023.