Form 10-Q
period 2024-06-30
Summit Therapeutics Inc.
filed 2024-08-06
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

305-203-2034
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2024, there were 724,537,751 shares of common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the future financial performance, business prospects and growth of Summit Therapeutics Inc., that involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•the ability to develop a successful product candidate under the License Agreement (as defined below);
•our ability to raise sufficient additional funds to make payments under the License Agreement, and fund ongoing operations and capital needs;
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
•our competitive position;
•our use of our existing cash, cash equivalents and marketable securities;
•our ability to attract and retain key scientific or management personnel;
•the impact of public health epidemics, the response to such epidemics and the potential effects of such epidemics on our clinical trials, business, financial results, supply chain and market; and
•other risks and uncertainties, including those described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission ("SEC") on February 20, 2024.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Summit Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$28,434	$71,425
Restricted cash	320	—
Short-term investments	297,035	114,817
Prepaid expenses and other current assets	2,052	2,622
Research and development tax credit receivable	953	848
Total current assets	328,794	189,712

Non-current assets:
Property and equipment, net	223	204
Right-of-use assets	8,716	5,859
Goodwill	1,880	1,893
Research and development tax credit receivable	364	959
Other assets	1,879	4,322
Total assets	$341,856	$202,949

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,340	$2,667
Accrued liabilities	12,457	8,783
Accrued compensation	4,877	5,429
Accrued acquired in-process research and development	15,000	—
Lease liabilities	3,688	2,809
Other current liabilities	806	717
Promissory note payable to a related party	100,000	—
Total current liabilities	140,168	20,405

Non-current liabilities:
Lease liabilities, net of current portion	5,017	3,290
Other non-current liabilities	1,596	1,562
Promissory note payable to a related party	—	100,000
Total liabilities	146,781	125,257

Commitments and contingencies (Note 18)

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value: 1,000,000,000 shares authorized; 724,320,201 and 701,660,053 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	7,243	7,017
Additional paid-in capital	1,287,447	1,066,381
Accumulated other comprehensive loss	(2,499)	(2,448)
Accumulated deficit	(1,097,116)	(993,258)
Total stockholders' equity	195,075	77,692
Total liabilities and stockholders' equity	$341,856	$202,949

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$30,798	$9,451	$61,671	$19,334
Acquired in process research and development	15,007	—	15,007	520,915
General and administrative	13,971	6,316	25,700	13,256
Total operating expenses	59,776	15,767	102,378	553,505
Other operating income (expense), net	159	(27)	372	557
Operating loss	(59,617)	(15,794)	(102,006)	(552,948)
Other (expense) income, net	(768)	1,077	(1,852)	(4,145)
Net loss	$(60,385)	$(14,717)	$(103,858)	$(557,093)
Net loss per share:
Basic and diluted	$(0.09)	$(0.02)	$(0.15)	$(1.03)
Weighted-average shares used to compute net loss per share:
Basic and diluted	707,904,643	697,685,365	704,844,946	538,807,328

Comprehensive loss:
Net loss	$(60,385)	$(14,717)	$(103,858)	$(557,093)

Other comprehensive (loss) income:
Foreign currency translation adjustments	92	(76)	82	(128)
Reclassification of cumulative currency translation gain to other expense, net	—	—	—	(419)
Reclassification of unrealized loss on investments to other expense, net	3	—	3	—
Net changes related to short-term investments	(45)	(965)	(34)	3
Comprehensive loss	$(60,335)	$(15,758)	$(103,807)	$(557,637)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	701,974,596	$7,020	$1,076,370	$(2,449)	$(1,036,731)	$44,210
Private placement of common stock	22,222,222	222	199,778	—	—	200,000
Issuance of common stock under stock purchase plans and exercise of stock options and warrants	123,383	1	211	—	—	212
Stock-based compensation	—	—	11,088	—	—	11,088
Net other comprehensive loss	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(60,385)	(60,385)
Balance at June 30, 2024	724,320,201	$7,243	$1,287,447	$(2,499)	$(1,097,116)	$195,075

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	701,660,053	$7,017	$1,066,381	$(2,448)	$(993,258)	$77,692
Private placement of common stock	22,222,222	222	199,778	—	—	200,000
Issuance of common stock under stock purchase plans and exercise of stock options and warrants	437,926	4	693	—	—	697
Stock-based compensation	—	—	20,595	—	—	20,595
Net other comprehensive loss	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(103,858)	(103,858)
Balance at June 30, 2024	724,320,201	$7,243	$1,287,447	$(2,499)	$(1,097,116)	$195,075

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2023	697,685,365	$6,976	$1,048,608	$(1,396)	$(920,706)	$133,482
Stock-based compensation	—	—	1,875	—	—	1,875
Net changes related to short-term investments	—	—	—	(965)	—	(965)
Foreign currency translation adjustment	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	(14,717)	(14,717)
Balance at June 30, 2023	697,685,365	$6,976	$1,050,483	$(2,437)	$(935,423)	$119,599

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	211,091,425	$2,110	$504,767	$(1,893)	$(378,330)	$126,654
Rights offering of common stock, net of offering costs of $619	476,190,471	4,762	494,619	—	—	499,381
Issuance of common stock under stock purchase plans and exercise of stock options	403,469	4	647	—	—	651
Issuance of common stock in lieu of cash for Akeso upfront payment	10,000,000	100	45,800	—	—	45,900
Stock-based compensation	—	—	4,650	—	—	4,650
Net changes related to short-term investments	—	—	—	3	—	3
Reclassification of cumulative translation gain (Note 8)	—	—	—	(419)	—	(419)
Foreign currency translation adjustment	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(557,093)	(557,093)
Balance at June 30, 2023	697,685,365	$6,976	$1,050,483	$(2,437)	$(935,423)	$119,599

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(103,858)	$(557,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	6,087
Amortization of discount on short-term investments	(2,007)	(2,901)
Unrealized foreign exchange (gain)	(115)	(864)
Reclassification of currency translation gain	—	(419)
Impairment of fixed assets	—	474
Depreciation	47	136
Gain on disposal of assets	—	(122)
Stock-based compensation	20,595	4,650
Acquired in-process research and development expense	15,000	520,915
Change in operating assets and liabilities:
Accounts receivable	—	356
Prepaid expenses	753	(4,565)
Other current and long-term assets	2,256	(923)
Research and development tax credit receivable	478	897
Accounts payable	674	605
Accrued liabilities	3,798	(7,528)
Other long-term liabilities	46	—
Accrued compensation	(551)	(2,135)
Operating lease right-of-use assets and lease liabilities, net	(252)	26
Net cash used in operating activities	(63,136)	(42,404)

Cash flows from investing activities:
Purchases of property and equipment	(67)	(73)
Proceeds from sale of property. plant and equipment	—	226
Purchase of short-term investments	(362,995)	(208,165)
Maturities and sales of short-term investments	182,854	38,171
Payments to Akeso for upfront milestone payments and associated direct transaction costs	—	(475,015)
Net cash used in investing activities	(180,208)	(644,856)

Cash flows from financing activities:
Proceeds from the issuance of common stock for rights offering	—	104,686
Transaction costs related to the issuance of common stock for rights offering	—	(619)
Proceeds from the issuance of common stock via private placement	200,000	—
Repayment of related party promissory notes	—	(24,686)
Proceeds received related to the exercise of warrants	101	—
Proceeds received related to employee stock awards	596	651
Net cash provided by financing activities	200,697	80,032
Effect of exchange rate changes on cash	(24)	737
Decrease in cash and cash equivalents	(42,671)	(606,491)
Cash, cash equivalents and restricted cash at beginning of period	71,425	648,607
Cash, cash equivalents and restricted cash at end of period	$28,754	$42,116

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest on related party promissory notes	$1,501	$4,794
Cash paid for income taxes	$—	$52
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Consideration for the issuance of common stock for rights offering used to satisfy a portion of a related party promissory note (Note 14)	$—	$395,314
Upfront consideration to Akeso for Second Amendment (Note 7)	$15,000	$—
Issuance of common stock pursuant to the Akeso License Agreement (Note 7)	$—	$45,900
Lease assets obtained in exchange for operating lease liabilities	$4,216	$4,245
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

The Company’s current lead development candidate is ivonescimab, a novel, potential first-in-class bispecific antibody intending to combine the effects of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF compound into a single molecule. On December 5, 2022, the Company entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso, Inc. and its affiliates (“Akeso”) pursuant to which the Company has in-licensed ivonescimab as further described in Note 7. Through the License Agreement, the Company obtained the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, Japan, and through the subsequent amendment with Akeso signed on June 3, 2024, expanded the Company's licensed territories to include the Latin America, Middle East and Africa regions (collectively, and as expanded, the “Licensed Territory”). The License Agreement and transaction closed in January 2023 following customary waiting periods. The Company’s operations are focused on the development of ivonescimab and other future activities, as the Company determines.

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

The entry into the License Agreement with Akeso represented a significant change in the Company’s strategy and its future operations are focused on the development of ivonescimab and other future activities as the Company determines. The Company’s portfolio also includes ridinilazole, a product candidate for treating patients suffering from Clostridioides difficile infection, also known as C. difficile infection, or CDI, and SMT-738, the first of a novel class of precision antibiotics for combating multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae (“CRE”) infections. All prior development activities related to ridinilazole and SMT-738 have been terminated; the Company will continue to pursue partnerships for both assets.

2. Basis of Presentation and Use of Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of June 30, 2024 and for the three and six months ended June 30, 2024 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2023 has been derived from the consolidated audited financial statement as of that date. The results of the period are not necessarily indicative of full year results or any other interim period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024. The financial results of the Company's activities are reported in United States Dollars.

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

3. Summary of Significant Accounting Policies and Recently Issued or Adopted Accounting Pronouncements

Summary of Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements for the six months ended June 30, 2024 are consistent with those discussed in Note 4 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, except as updated below:

Marketable Securities

Marketable securities consist of investments with original maturities greater than ninety days from the date of acquisition. The Company classifies investments with maturities of greater than 90 days as short-term, based on the liquid nature of the securities and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments as available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices or other observable inputs. Unrealized gains and losses are recorded as a component of other comprehensive income (loss). Realized gains and losses are determined on a specific identification basis and are included in other (expense) income. Amortization and accretion of discounts and premiums are also recorded in other (expense) income.

When the fair value is below the amortized cost of the asset, an estimate of expected credit losses is made. This estimate is limited to the amount by which fair value is less than amortized cost. The credit-related impairment amount is recognized in the condensed consolidated statements of operations and comprehensive loss and the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis the allowance for credit loss is written off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations and comprehensive loss.

Recently Issued or Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to provide more disaggregated expense information about a public entity’s reportable segments. The amendments in this update should be applied retrospectively and are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently assessing the impact of the adoption of this guidance on its financial statements and disclosures.

4. Liquidity and Capital Resources

During the three and six months ended June 30, 2024, the Company incurred a net loss of $60,385 and $103,858, respectively, and cash flows used in operating activities for the six months ended June 30, 2024 was $63,136. As of June 30, 2024, the Company had an accumulated deficit of $1,097,116, cash and cash equivalents of $28,434, short-term investments in U.S. treasury securities of $297,035 and current and long-term U.K. research and development tax credits receivable of $1,317. The Company expects to continue to generate operating losses for the foreseeable future.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
The Company has evaluated whether its cash, cash equivalents, short-term investments, and U.K. research and development tax credits provide sufficient cash to fund its operating cash needs for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company is investing in the clinical development of ivonescimab, including its ongoing clinical trials. In addition, the Company has a $100,000 promissory note and interest payable to a related party (refer to Note 14 for further details) that matures on April 1, 2025. Based upon the Company’s cash, cash equivalents and short term investments as of June 30, 2024 and after factoring in the repayment of the $100,000 promissory note, the Company has capital resources to fund its operating plan for approximately 12 months from the date of issuance of these condensed consolidated financial statements, however, the Company will need to raise additional equity or debt capital to further fund its operating cash needs for the period shortly after approximately 12 months from the date of issuance of these condensed consolidated financial statements. As of the date of issuance of these condensed consolidated financial statements, additional capital has not yet been secured. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company operates in two geographic regions: the U.K. and the U.S. The following table summarizes the Company's long-lived assets, which include the Company's property and equipment, net and right-of-use assets by geography:

	June 30, 2024	December 31, 2023
United Kingdom	$684	$808
United States(1)	8,255	5,254
	$8,939	$6,062

(1) The increase in long-lived assets as of June 30, 2024 as compared to December 31, 2023, is primarily due to $3,937 of net right-of use assets recorded as a result of the Company entering into a new lease agreement for its Miami, FL headquarters, partially offset by $1,234 of amortization expense for right-of-use assets relating to lease agreements for its office space in Menlo Park, CA.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

6. Other Operating Income (Loss), net

The following table sets forth the components of other operating income, net by category:

	Three Months Ended June 30,		Six Months Ended June 30,
Other operating income (loss), net by category:	2024	2023	2024	2023
Research and development tax credits	$159	$(39)	$372	$503
Grant income from CARB-X (as defined below)	—	11	—	45
Other income	—	1	—	9
	$159	$(27)	$372	$557

Research and development tax credits

Income from tax credits consist of R&D tax credits received in the U.K. The Company benefits from the Small and Medium Enterprise Program ("SME Program") U.K. research and development tax credit cash rebate regime, and The Research and Development Expenditure Credit ("The RDEC scheme"), a UK government tax incentive that promotes innovation amongst UK's larger businesses. Qualifying expenditures largely comprise of employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which the Company does not receive income. Tax credits related to the SME Program and The RDEC scheme are recorded as other operating income in the consolidated statements of operations and other comprehensive loss. Under these schemes, the Company receives cash payments that are not dependent on the Company’s pre-tax net income levels.

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
As of June 30, 2024, the current and non-current research and development tax credit receivable was $953 and $364, respectively. As of December 31, 2023, the current and non-current research and development tax credit receivable was $848 and $959, respectively.

CARB-X (as defined below)

In May 2021, the Company announced the selection of a new preclinical candidate, SMT-738, from the DDS-04 series for development in the fight against multi-drug resistant infections, specifically Carbapenem-resistant Enterobacteriaceae ("CRE") infections. Simultaneously, the Company announced it had received an award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program ("CARB-X") to progress this candidate through preclinical development and Phase Ia clinical trials. The award committed initial funding of up to $4,100, with the possibility of up to another $3,700 based on the achievement of future milestones. As of June 30, 2024, based on translation of historical foreign currency amounts in the period, the Company has recognized $2,920 of cumulative income since contract inception.

7. Akeso Collaboration and License Agreement

On December 5, 2022, the Company entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso, Inc. and its affiliates (“Akeso”) pursuant to which the Company is in-licensing Akeso's breakthrough bispecific antibody, ivonescimab. The License Agreement and transaction closed in January 2023 following customary waiting periods.

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

Pursuant to the terms of the License Agreement, Summit will have final decision-making authority with respect to clinical development strategy and execution in the Licensed Territory. For co-joined studies in which both Summit and Akeso participate, mutual agreement is required for material decisions; Summit retains the exclusive decision making with respect to participating in, and continuing its participation in, co-joined studies. Pursuant to the terms of the License Agreement, Summit will have final decision-making authority with respect to commercial strategy, pricing and reimbursement and other commercialization matters in the Licensed Territory. In connection with the License Agreement, the Company has also entered into a Supply Agreement with Akeso, pursuant to which Summit agrees to purchase a certain portion of drug substance for clinical and commercial supply. Summit is not assuming any liabilities (including contingent liabilities), acquiring any physical assets or trade names, or hiring or acquiring any employees from Akeso in connection with the License Agreement. Through the License Agreement, the Company obtained the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan.

In exchange for the rights obtained, an upfront payment of $500,000 was made to Akeso, of which $274,900 was paid in cash and, pursuant to the License Agreement and Issuance Agreement, Akeso elected to receive 10,000,000 shares of the Company's common stock in lieu of $25,100 cash. The remaining $200,000 amount of the upfront payment was paid on March 6, 2023.

Effective June 3, 2024, the Company and Akeso entered into an amendment (the “Second Amendment”) to the License Agreement to expand the Company’s territories covered under the License Agreement to include the Latin America, Middle East and Africa regions. Pursuant to the Second Amendment, the Company agreed to make an upfront payment to Akeso in the amount of $15,000 which is expected to be paid out in the third quarter of 2024. Akeso will also be eligible to receive up to an additional $55,000 upon the achievement of certain commercial milestones. Except as specifically modified by the Second Amendment, the terms and conditions of the License Agreement remain in full force and effect.

The Company has accounted for the License Agreement and Second Amendment to acquire the rights to develop and commercialize ivonescimab as the acquisition of an asset. All of the consideration relates to ivonescimab and technological feasibility of the asset has not yet been established since ivonescimab is in clinical development. As such, the Company has expensed the consideration as acquired in-process research and development upon closing of the transaction in the condensed consolidated statement of operations and comprehensive loss. Acquired in-process research and development expense for the three and six months ended June 30, 2024 was $15,007, which is comprised of the upfront payment of $15,000 and immaterial transaction costs, and for the six months ended June 30, 2023, $520,915, which is comprised of the $474,900 paid in cash, the fair value of the 10,000,000 shares of common stock on the date of closing the transaction of $45,900, and $115 of direct transactions costs incurred.

In addition to the payments already made to Akeso, under the License Agreement and Second Amendment, there are additional potential milestone payments of up to $4,555,000, as Akeso will be eligible to receive regulatory milestones of up to $1,050,000 and commercial milestones of up to $3,505,000. In addition, Akeso will be eligible to receive low double-digit royalties on net sales.

8. Other (Expense) Income, net

The following table sets forth the components of other (expense) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign currency (losses)/gains	$(244)	$311	$(36)	$819
Interest expense on promissory notes payable to related parties	(3,102)	(2,515)	(6,223)	(10,842)
Investment income	2,578	3,286	4,407	5,543
Reclassification of cumulative currency translation gain(1)	—	—	—	419
Other expense, net	—	(5)	—	(84)
	$(768)	$1,077	$(1,852)	$(4,145)

(1) During the six months ended June 30, 2023, the Company dissolved certain dormant entities and as a result, $419 of cumulative foreign currency translation adjustments were re-classified from accumulated other comprehensive loss relating to these entities.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
For the three and six months ended June 30, 2024, other expense, net primarily consisted of loan interest expense incurred related to the $100,000 promissory note as described in Note 14. For the three and six months ended June 30, 2023, other expense, net primarily consisted of loan interest expense incurred related to the $520,000 promissory notes, as described in Note 14. These amounts for all periods presented are partially offset by investment income related to the Company's money market funds and short-term investments in U.S. treasury securities.

9. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(60,385)	$(14,717)	$(103,858)	$(557,093)

Basic weighted average number of shares of common stock outstanding	707,904,643	697,685,365	704,844,946	538,807,328
Diluted weighted average number of shares of common stock outstanding	707,904,643	697,685,365	704,844,946	538,807,328

Basic net loss per share	$(0.09)	$(0.02)	$(0.15)	$(1.03)
Diluted net loss per share	$(0.09)	$(0.02)	$(0.15)	$(1.03)

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

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	June 30,
	2024	2023
Options to purchase common stock	59,485,356	20,322,585
Warrants	4,945,669	5,821,137
Shares expected to be purchased under employee stock purchase plan	121,505	185,963
	64,552,530	26,329,685

Stock options that are outstanding and contain performance-based or market-based vesting criteria for which the performance or market conditions have not been met are excluded from the presentation of common stock equivalents outstanding in the table above.

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

The following tables sets forth the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	Fair Value Measurements as of June 30, 2024 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,571	$—	$—	$2,571
U.S. Government treasury bills	—	10,167	—	10,167
Short-term investments:
U.S. Government treasury bills	—	297,035	—	297,035
Total financial assets	$2,571	$307,202	$—	$309,773

	Fair Value Measurements as of December 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$21,016	$—	$—	$21,016
U.S. Government treasury bills	—	39,341	—	39,341
Short-term investments
U.S. Government treasury bills	—	114,817	—	114,817
Total financial assets	$21,016	$154,158	$—	$175,174

The tables above do not include cash at June 30, 2024 and December 31, 2023 of $15,697 and $11,068, respectively.

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

The following table sets forth the Company’s short-term investments as of June 30, 2024 and December 31, 2023, which have a contractual maturity of less than one year:

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Credit (Loss)	Fair Value
Assets
U.S. Government treasury bills	$297,070	$—	$(35)	$—	$297,035
Total	$297,070	$—	$(35)	$—	$297,035

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Credit (Loss)	Fair Value
Assets
U.S. Government treasury bills	$114,781	$36	$—	$—	$114,817
Total	$114,781	$36	$—	$—	$114,817

Realized gains and losses for the three and six months ended June 30, 2024 were immaterial.

11. Goodwill

Goodwill

As of June 30, 2024 and December 31, 2023, goodwill was $1,880 and $1,893, respectively. Changes in the gross carrying amount of goodwill during the three and six months ended June 30, 2024 as compared to December 31, 2023, are the result of changes in foreign currency. As of December 31, 2023, the Company performed its annual impairment assessment of goodwill and determined that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. There have been no cumulative goodwill impairments recognized during the three and six months ended June 30, 2024.

12. Leases

The Company has operating leases for real estate. The Company does not have any finance leases.

In the first fiscal quarter of 2024, the Company recorded $4,216 of additional right-of-use assets related to a new lease for office space that commenced during the period for its Miami, Florida headquarters location ("Miami HQ"). Total future lease payments as of June 30, 2024, which include base rent and sales tax, are approximately $4,579 on an undiscounted basis. This lease commenced on February 1, 2024 and has a term of 64 months. As of June 30, 2024 the Company has $320 of restricted cash associated with an irrevocable letter of credit required by the landlord to enter into this lease. The carrying value of the right-of-use assets as of June 30, 2024 and December 31, 2023 was $8,716 and $5,859, respectively.

Sublease to Related Parties

Effective April 1, 2024, the Company entered into two sublease agreements of its Miami HQ location, one with Genius 24C Inc. ("Genius"), an affiliate of Robert W. Duggan (the "Genius Sublease Agreement") and one with Duggan Investments Research LLC ("Investments Research"), an affiliate of Robert W. Duggan (the "Investments Research Sublease Agreement"). Pursuant to the Genius Sublease Agreement, Genius will sublease from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. Pursuant to the Investments Research Sublease Agreement, Investments Research will sublease from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. Refer to Note 17 Related Party Transactions for further details.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
13. Research and Development Prepaid Expenses and Accrued Liabilities

Included within prepaid expenses and other current assets at June 30, 2024 and December 31, 2023 is $498 and $1,466, respectively, of prepayments relating to research and development expenditures. Included within accrued liabilities at June 30, 2024 and December 31, 2023 is $6,279 and $7,289, respectively, relating to research and development expenditures.

These amounts are determined based on the estimated costs to complete each study or activity related to the ongoing clinical trials for ivonescimab, the estimation of the current stage of completion and the invoices received, as well as predetermined milestones which are not reflective of the current stage of development for prepaid expenses. However, prepaid expenses decrease and accrued liabilities increase as the activities progress, and if actual costs incurred exceed the prepaid expenses, an accrual will be recorded for the liability. The key sensitivity is the estimated current stage of completion of each study or activity, which is based on information received from the supplier and the Company’s operational knowledge of the work completed under those contracts.

14. Promissory Note Payable to Related Parties

Current promissory note payable to a related party was $100,000 as of June 30, 2024 and non-current as of December 31, 2023.

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

During the three and six months ended June 30, 2024, the Company incurred interest expense of $3,102 and $6,223, respectively. During the three and six months ended June 30, 2023, the Company incurred interest expense of $2,515 and $10,842, respectively. Interest expense incurred during the six months ended June 30, 2023 included amortized imputed interest of $761. As of June 30, 2024, accrued interest was $4,482 and was recorded in accrued liabilities. As of December 31, 2023, accrued interest was $120 and was recorded in accrued liabilities.

The estimated future principal payments are $0 and $100,000 for 2024 and 2025, respectively, as the note matures on April 1, 2025.

15. Stockholders' Equity

Preferred Stock
As of June 30, 2024 and December 31, 2023, the Company had 20,000,000 shares of preferred stock, par value $0.01 authorized and no shares issued and outstanding.

Common Stock
As of June 30, 2024 and December 31, 2023, the Company had authorized 1,000,000,000 shares of common stock, par value $0.01 (the "Common Stock"). As of June 30, 2024 and December 31, 2023, the Company had 724,320,201 shares and 701,660,053 shares of Common Stock issued and outstanding, respectively.

June 2024 PIPE (Private Investment in Public Equity)
On June 3, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with 667, L.P. and Baker Brothers Life Sciences, L.P., affiliates of Baker Bros. Advisors, L.P. (the “Investors”), for the sale by the Company in a private placement (the “Private Placement”) of 22,222,222 shares (the “Shares”) of Common Stock, at purchase price of $9.00 per share, for an aggregate purchase price of approximately $200,000.

The closing of the Private Placement was subject to the satisfaction of certain customary closing conditions, which were achieved on June 6, 2024. The Purchase Agreement contained customary representations, warranties and covenants by the Company, customary indemnification obligations of the Company, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”), other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Purchase Agreement were made only for purposes of the Purchase Agreement and as of specific dates, were solely for the benefit of the parties to such agreements and were subject to limitations agreed upon by the contracting parties.

The Shares issued pursuant to the Purchase Agreement are not registered under the Securities Act, and were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act or Regulation D

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
promulgated under the Securities Act. The Company relied on these exemptions from registration based in part on representations made by the Investors.

On June 3, 2024, in connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”). The Registration Rights Agreement provides, among other things, that the Company will as soon as reasonably practicable, file with the SEC a registration statement registering the resale of the Shares. The Company agreed to use its reasonable best efforts to have such registration statement declared effective as soon as practicable after the filing thereof, and in any event no later than 75 days after the date that such registration statement is initially filed.

16. Stock-Based Compensation and Warrants

The Company currently grants stock options to employees and directors under the 2020 Stock Incentive Plan (the "2020 Plan") and formerly, the Company granted stock options under the 2016 Long Term Incentive Plan (the "2016 Plan"). The 2020 Plan is administered by the Compensation Committee of the Company's Board of Directors ("Board"). The 2020 Plan is intended to attract and retain employees and directors and provide an incentive for these individuals to assist the Company to achieve long-range performance goals and to enable these individuals to participate in the long-term growth of the Company.

On May 3, 2024, the Board adopted the 2024 Inducement Pool (the “Inducement Pool”), which mirrors the terms of the 2020 Plan, with a total of 2,000,000 shares of common stock reserved for issuance under the Inducement Pool. The Inducement Pool provides for the grant of non-qualified stock options and was approved by the Compensation Committee of the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

The Inducement Pool is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the Inducement Pool may only be made to an employee who has not previously been an employee of the Company or member of the Board of Directors of the Company (or any parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of June 30, 2024, there were 1,470,000 shares available for grant under the Inducement Pool.

The following table summarizes the Company's time-based stock option activity for the six months ended June 30, 2024:

	Number of Options	Weighted average exercise price
Outstanding at December 31, 2023	54,209,289	$2.28
Granted	6,804,824	$4.24
Forfeited	(1,394,537)	$2.23
Exercised	(134,220)	$2.03
Outstanding at June 30, 2024	59,485,356	$2.51
Exercisable at June 30, 2024	6,594,164	$4.74
The total intrinsic value of all outstanding time-based stock options and exercisable stock options at June 30, 2024 was $316,187 and $20,762, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

The following table summarizes the Company's performance-based stock option activity for the six months ended June 30, 2024:

	Number of Options	Weighted average exercise price
Outstanding at December 31, 2023	46,654,220	$1.62
Granted	2,825,000	$4.14
Forfeited	(1,045,000)	$1.33
Exercised	—	$—
Outstanding at June 30, 2024	48,434,220	$1.77
Exercisable at June 30, 2024	—	$—

The total intrinsic value of all performance-based stock options at June 30, 2024 was $291,959.

As of June 30, 2024, total unrecognized compensation expense related to performance-based stock options that were deemed probable of vesting was approximately $7,166, which excludes 39,282,376 of unvested performance-based stock options that were deemed not-probable of vesting totaling unrecognized stock-based compensation expense of $54,127.

The total stock-based compensation expense included in the Company's condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$3,513	$727	$5,927	$1,813
General and administrative	7,575	1,148	14,668	2,837
Total stock-based compensation expense	$11,088	$1,875	$20,595	$4,650

The following summarizes share-based compensation expense associated with each of the Company's stock-based compensation arrangements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Time-based stock options	$9,696	$1,809	$17,811	$4,479
Performance-based stock options	1,301	44	2,622	93
Employee stock purchase plan	91	22	162	78
Total stock-based compensation expense	$11,088	$1,875	$20,595	$4,650

Warrants

The Company had outstanding and exercisable warrants of 4,945,669 and 5,015,642 with a weighted average exercise price of $1.58 and $1.57 as of June 30, 2024 and December 31, 2023, respectively. Warrants of 69,973 with a weighted average exercise price of $1.44 were exercised during the six months ended June 30, 2024.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

17. Related Party Transactions
Lease Agreements
July 25, 2022 First Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 25, 2022 the Company entered into a first amendment, dated July 19, 2022, to its existing sublease agreement with Maky Zanganeh and Associates, Inc. ("MZA"), consisting of 4,500 square feet of office space at 2882 Sand Hill Road, Menlo Park, California. The existing sublease term, which was set to expire on September 30, 2022, was extended for a period of thirty-nine months from October 1, 2022 through December 31, 2025. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the three and six months ended June 30, 2024, payments of $195 and $390, respectively, were made pursuant to the first amendment to the Sublease Agreement. During the three and six months ended June 30, 2023, payments of $189 and $378, respectively, were made pursuant to the first amendment to the Sublease Agreement.

July 29, 2022 Second Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 29, 2022, the Company entered into a second amendment, dated August 1, 2022, to its existing sublease agreement with MZA, described above. The second amendment was effective as of August 1, 2022 and expires on December 31, 2025. The second amendment includes an additional 1,277 square feet (the "Expansion Premises") of office space at 2882 Sand Hill Road, Menlo Park, California. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the three and six months ended June 30, 2024, payments of $55 and $110, respectively, were made pursuant to the second amendment to the Sublease Agreement. During the three and six months ended June 30, 2023, payments of $54 and $107, respectively, were made pursuant to the second amendment to the Sublease Agreement.

April 1, 2024 Miami Sublease Agreements

As previously described in Note 12, effective April 1, 2024, the Company entered into two sublease agreements of its Miami headquarters location, one with Genius 24C Inc. ("Genius"), an affiliate of the Company's CEO, Robert W. Duggan (the "Genius Sublease Agreement") and one with Duggan Investments Research LLC ("Investments Research"), also an affiliate of the Company's CEO, Robert W. Duggan (the "Investments Research Sublease Agreement"). Pursuant to the Genius Sublease Agreement, Genius will sublease from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. Pursuant to the Investments Research Sublease Agreement, Investments Research will sublease from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. For the three and six months ended June 30, 2024, the Company has recognized $48 of sublease income recorded net of operating lease expenses and in operating, and $48 recognized in other receivables on the condensed consolidated balance sheet as of June 30, 2024.

August 2, 2024 Third Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On August 2, 2024, the Company entered into a third amendment to its existing sublease agreement with MZA. The third amendment has an effective date of August 1, 2024, which includes an additional space of 145 square feet of office space at 2882 Sand Hill Road, Menlo Park, California. The Company continues to be obligated to pay its proportionate share of the net payable by MZA to the third-party landlord, which is revised to 93.6% as of the effective date, based on the square footage of office space sublet by the landlord.

Promissory Note Payable to Related Parties

Refer to Note 14 for a discussion of the promissory note payables to related parties issued December 6, 2022.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Akeso Collaboration and License Agreement

Upon the closing of the License Agreement, the Board of Directors (the “Board”) of the Company appointed Dr. Yu (Michelle) Xia to serve as a member of the Board pursuant to the terms of the License Agreement. Dr. Xia is the founder of Akeso, Inc. ("Akeso"), and has been the chairwoman, president and CEO of Akeso since its inception in 2012. For details on the License Agreement and Second Amendment entered into on June 3, 2024, see Note 7. Furthermore, in connection with the License Agreement, the Company also entered into a Supply Agreement with Akeso, pursuant to which Summit agreed to purchase a certain portion of drug substance for clinical and commercial supply (the “Supply Agreement”).

2023 Rights Offering

On December 6, 2022, the Company announced a rights offering for its existing shareholders to participate in the purchase of additional shares of its Common Stock for $1.05 per share. The 2023 Rights Offering commenced on February 7, 2023 and the associated subscription rights expired on March 1, 2023. Aggregate gross proceeds from the 2023 Rights Offering were $500,000 from the sale of 476,190,471 shares of Common Stock and issuance costs were $619. Mr. Duggan and Dr. Zanganeh fully subscribed to their respective basic subscription rights at a price of $1.05 per share. To satisfy the $395,314 subscription price for the shares subscribed by Mr. Duggan in the 2023 Rights Offering, Mr. Duggan agreed with the Company to extinguish a portion of the amount due and payable to him by the Company at the closing of the 2023 Rights Offering pursuant to the $400,000 Duggan Promissory Note in an amount equal to the subscription price.

Private Placement

On October 16, 2023, the Company announced the appointment of Mr. Manmeet Soni as its Chief Operating Officer, effective immediately. Mr. Soni has been a part of the Board since 2019. He remains a member of the Board. In conjunction with his appointment, Mr. Soni entered into a share purchase agreement with the Company to invest $5,000 in shares of Common Stock via a private placement. The transaction was effective October 13, 2023 with a closing price of $1.68 per share, resulting in the purchase of 2,976,190 shares of Common Stock.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
18. Commitments and Contingencies

Lease Commitments

There were no material changes to the Company's lease commitments that were disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC, other than the new lease for the Miami, FL headquarter location as described in Note 12.

Debt Commitments

Refer to Note 14 for discussion on the promissory note payable to a related party.

Other Commitments

The Company enters into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. Most contracts provide for termination upon notice, and therefore are cancellable contracts. The majority of these commitments are due within one year. There have been no material changes to the Company's other contractual commitments that were disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 other than the agreed upon upfront payment to Akeso in the amount of $15,000, as described in Note 7.

Indemnifications

The Company's certificate of incorporation provides that it will indemnify the directors and officers to the fullest extent permitted by Delaware law. In addition, the Company has entered into indemnification agreements with all of the directors and executive officers. These indemnification agreements may require the Company, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of the Company's directors or executive officers. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2024 and December 31, 2023.

Legal Proceedings

The Company is not currently subject to any material legal proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and our audited consolidated financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K, filed on February 20, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this filing, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target,” “intend” and similar expressions should be considered forward-looking statements. As a result of many factors, including those factors set forth in the risks identified the “Risk Factors’’ section of our other filings with the Securities and Exchange Commission, or the SEC, our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

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

The Company’s current lead development candidate is ivonescimab, a novel, potential first-in-class bispecific antibody intending to combine the effects of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF compound into a single molecule. On December 5, 2022, the Company entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso, Inc. and its affiliates (“Akeso”) pursuant to which the Company has in-licensed ivonescimab. Through the License Agreement, the Company obtained the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan. The License Agreement and transaction closed in January 2023 following customary waiting periods. On June 3, 2024, the Company entered into an amendment to the License Agreement with Akeso to expand its territories covered under the License Agreement to also include the Latin America, Middle East and Africa regions (collectively, and as expanded, the "Licensed Territory"). The Company’s operations are focused on the development of ivonescimab and other future activities, as the Company determines.

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

The entry into the License Agreement with Akeso represented a significant change in the Company’s strategy and its future operations will be focused on the development of ivonescimab and other future activities as the Company determines. The Company’s portfolio also includes ridinilazole, a product candidate for treating patients suffering from Clostridioides difficile infection, also known as C. difficile infection, or CDI, and SMT-738, the first of a novel class of precision antibiotics for combating multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae (“CRE”) infections. All prior development activities related to ridinilazole and SMT-738 have been terminated; the Company will continue to pursue partnerships for both assets.

Akeso Collaboration and License Agreement

Pursuant to the License Agreement with Akeso, the Company received the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan. Akeso will retain development and commercialization rights for the rest of the world excluding such licensed territories. In exchange for these rights, Summit made an upfront payment during the first quarter of 2023 comprised of $474.9 million cash and the issuance of 10 million shares of the Company's common stock in lieu of $25.1 million cash pursuant to a share transfer agreement. Furthermore, on June 3, 2024, the Company entered into an amendment to the License Agreement with Akeso to expand its territories covered under the License Agreement to also include the Latin America, Middle East and Africa regions (collectively, and as expanded, the "Licensed Territory"), for which Summit will pay an upfront payment of $15.0 million cash. In addition, the Company will potentially owe Akeso (a) milestone payments tied to achievement of regulatory approval of ivonescimab with various regulatory authorities in the Licensed Territory (b) milestone payments tied to achievement of annual revenue from ivonescimab in the Licensed Territory and (c) royalty payments equal to low-double-digit percentage of annual revenues from ivonescimab in the Licensed Territory.

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

This could differentiate ivonescimab as there is potentially higher expression (presence) of both PD-1 and VEGF in tumor tissue and the TME as compared to normal tissue in the body. As shown in Akeso’s in-vitro studies, ivonescimab’s tetravalent structure (four binding sites) enables higher avidity (accumulated strength of multiple binding interactions) in the tumor microenvironment with over 18-fold increased binding affinity to PD-1 in the presence of VEGF in vitro, and over 4 times increased binding affinity to VEGF in the presence of PD-1 in vitro. This tetravalent structure, the intentional novel design of the molecule, and bringing these two targets into a single bispecific antibody with cooperative binding qualities have the potential to direct ivonescimab to the tumor tissue versus healthy tissue. The intent of this design, together with a half-life of six to seven days, is to improve upon previously established efficacy thresholds, in addition to side effects and safety profiles associated with these targets.

In addition to the two Phase III clinical trials sponsored by the Company, ivonescimab is also being developed in China and Australia by Akeso in multiple solid tumors and has been dosed in more than 1,800 patients globally.

Based on data published by Akeso at the 2024 Annual Meeting of the American Society of Clinical Oncology (ASCO 2024) in the HARMONi-A study, in a single-region (China), randomized, double-blinded Phase III study in patients with NSCLC who have progressed following an EGFR-TKI, ivonescimab achieved its primary endpoint of Progression-free Survival (PFS) when combined with doublet chemotherapy (pemetrexed and carboplatin). Patients experienced a 54% reduction in disease progression or death as compared to placebo plus doublet-chemotherapy (HR: 0.46, 95% CI: 0.34 - 0.62; p<0.001). In a pre-specified subgroup analysis of patients who received a previous third-generation TKI, a hazard ratio of 0.48 was observed. A median Overall Survival (mOS) in this study of 17.1 months was observed, reflecting a 20% reduction in death as compared to placebo plus chemotherapy in the study (HR: 0.80, 95% CI: 0.59 - 1.08). The Phase III study was considered to have demonstrated a tolerable safety profile and a low discontinuation rate for adverse events.

Based on data published by Akeso at the 2024 European Lung Cancer Conference, in the AK112-201 (Cohort 1), a Phase II study conducted in China, for first-line advanced or metastatic NSCLC patients with squamous histology, (n=63), ivonescimab, combined with carboplatin and paclitaxel, in demonstrated a median PFS of 11.1 months. Median overall survival was not reached after a median follow-up period of 22.1 months. This Phase II study was considered to have demonstrated a tolerable safety profile and a low discontinuation rate for adverse events.

In addition, Akeso announced that ivonescimab administered as a monotherapy resulted in a statistically significant improvement in PFS when compared to monotherapy pembrolizumab in patients with previously untreated advanced or metastatic NSCLC whose tumors had positive PD-L1 expression. These results were generated from the HARMONi-2 study, also referred to as AK112-303, a randomized, single-region (China) Phase III study. Akeso has announced that it intends to release the results from this study at an upcoming medical conference later in the year. This study was sponsored by Akeso.

Summit plans to conduct its current clinical trials, as well as design and conduct additional clinical trial activities for ivonescimab within its Licensed Territory, to support and submit relevant regulatory filings. Summit also plans to support additional study activities through its investigator-initiated study program.

Product Pipeline

Summit Sponsored Ivonescimab Trials: Ivonescimab is currently being investigated in global Phase III clinical trials. Phase I and II trials were completed by our partner Akeso. This pipeline reflects clinical trials that have been initiated by Summit in its Licensed Territory.

HARMONi study is a Phase III, multi-regional, potentially registration-enabling clinical trial that we joined with Akeso, and for which we started initiating and activating sites in North America and Europe during 2023. The first patient in our Licensed Territory was enrolled during the second quarter of 2023. We expect to complete enrollment during the second half of 2024. The co-primary endpoints for this study are progression free survival (PFS) and overall survival (OS), and the study compares ivonescimab plus doublet-platinum chemotherapy versus placebo plus platinum-based doublet chemotherapy.

HARMONi-3 study is a Phase III, multi-regional, potentially registration-enabling clinical trial for which we initiated activating sites in North Americas and China during fourth quarter of 2023. We plan to initiate additional sites in North America, China, Europe , Japan, and several other countries through early 2025. Our plan to initiate in new countries and sites is dependent upon the timing and requirements for getting the regulatory approval of the clinical trial applications with the respective regulatory authorities and approvals from central or local independent review boards. We may decide to modify our plans to go in certain regions or countries based on the timelines and requirements from the respective regulatory regions. We commenced patient enrollment in the HARMONi-3 study during fourth quarter of 2023. The primary endpoint for this study is overall survival (OS), and the study compares ivonescimab plus platinum-based doublet chemotherapy versus pembrolizumab plus platinum-based doublet chemotherapy.

In the fourth quarter of 2023, we began collaborating with multiple institutions globally and opened our investigator initiated study program across several disease areas. In July 2024, we entered into a collaboration agreement with The University of Texas M.D. Anderson Cancer Center with the intent to further accelerate the development of ivonescimab through pre-clinical and clinical studies.

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

The following table sets forth our results of operations for the three and six month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Operating expenses:
Research and development	$30.8	$9.5	$61.7	$19.3
Acquired in process research and development	15.0	—	15.0	520.9
General and administrative	14.0	6.3	25.7	13.3
Total operating expenses	59.8	15.8	102.4	553.5
Other operating income	0.2	—	0.4	0.6
Operating loss	(59.6)	(15.8)	(102.0)	(552.9)
Other (expense) income, net	(0.8)	1.1	(1.9)	(4.1)
Net loss	$(60.4)	$(14.7)	$(103.9)	$(557.0)
Operating Expenses

Research and Development and Acquired In-Process Research and Development Expenses

The table below summarizes our research and development expenses by category for the three and six month periods ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Oncology	$20.0	$5.8	$41.9	$9.2
Acquired in process research and development	15.0	—	15.0	520.9
Anti-infectives	(0.1)	(2.0)	—	(1.6)
Compensation related costs, excluding stock-based compensation	7.4	5.0	13.9	9.9
Stock-based compensation	3.5	0.7	5.9	1.8
Total	$45.8	$9.5	$76.7	$540.2

Research and development expenses (excluding acquired in progress research and development noted below) increased by $21.3 million and $42.4 million during the three and six month periods ended June 30, 2024, respectively, compared to the same periods in the prior year. This increase was primarily due to our continued investment in oncology expenses for ivonescimab, known as SMT112 in our Licensed Territory, resulting in an increase of $14.2 million and $32.7 million for the three and six month periods ended June 30, 2024, respectively, and an increase in compensation and stock-based compensation related expenses of $5.2 million and $8.1 million in the three and six months period ended June 30, 2024, respectively, to support the clinical development of ivonescimab as we continue to hire experts in the oncology field. The increase was partially offset by a decrease of $1.9 million and $1.6 million in the three and six months period ended June 30, 2024, respectively, due to the discontinued development activities related to ridinilazole and SMT-738. We expect oncology-related research and development costs to continue to increase as we progress with the development of ivonescimab.

In June 2024, we entered into a second amendment (the "Second Amendment") to the License Agreement with Akeso to expand our licensed territories to include Latin America, Middle East and Africa regions. Considered an extension of the original License Agreement, we agreed to make an upfront payment to Akeso in the amount of $15.0 million for these expanded territories which we expect to pay in the third quarter of 2024. This was recorded in our condensed consolidated statement of operations and comprehensive loss as Acquired in process research and development expenses for the three and six months ended June 30, 2024, respectively.

We incurred charges of $520.9 million for the six months ended June 30, 2023 which primarily related to our upfront milestone payments pursuant to the License Agreement with Akeso. The License Agreement closed in January 2023, and both Akeso and Summit entered into the Common Stock Issuance Agreement (“Issuance Agreement”). Pursuant to the License Agreement and Issuance Agreement, Akeso elected to receive 10 million shares of our common stock in lieu of $25.1 million cash and was paid $274.9 million in cash as the initial upfront payment. The remaining $200.0 million upfront payment was paid on March 6, 2023. In-process research and development expense comprised of the $474.9 million paid in cash, the fair value of the 10 million shares of common stock on the date of closing the transaction of $45.9 million, and $0.1 million of direct transactions costs incurred.

General and Administrative Expenses

The table below summarizes our general and administrative expenses by category for the three and six month periods ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Compensation related costs, excluding stock-based compensation	$3.5	$2.5	$6.0	$5.1
Stock-based compensation	7.7	1.1	14.7	2.8
Legal fees and professional services	2.1	1.9	3.1	3.6
Other general and administrative expenses	0.7	0.8	1.9	1.8
Total	$14.0	$6.3	$25.7	$13.3
General and administrative expenses increased by $7.7 million and $12.4 million for the three and six months ended June 30, 2024, respectively, compared to the same period in the prior year, primarily due to an increase of $6.6 million and $11.9 million, respectively, in stock-based compensation and increase of $1.0 million and $0.9 million, respectively, in compensation-related costs, excluding stock-based compensation, as the Company is focused on building its executive management team to continue supporting the growth of the Company. We expect our general and administrative costs to increase as we expect acceleration of stock options vesting related to certain performance awards with market service conditions, and as we continue to support our development efforts in ivonescimab.

Other Operating Income
The table below summarizes our other operating income for the three and six month periods ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Research and development tax credits	$0.2	$—	$0.4	$0.5
	$0.2	$—	$0.4	$0.5

U.K. research and development tax credits increased by $0.2 million for the three months ended June 30, 2024, compared to the same period in the prior year due to an increase in eligible qualifying expenditures on ivonescimab, which resulted in an increase in tax credits claimed.

U.K. research and development tax credits decreased overall by $0.1 million for the six months ended June 30, 2024, compared to the same period in the prior year as our U.K. operations were focused on the related close-out activities for ridinilazole in addition to beginning efforts on ivonescimab. Our focus has been on ivonescimab for the six months ended June 30, 2024.

Other (Expense) Income, net

The table below summarizes our other expense, net by category for the three and six month periods ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Foreign currency (losses)/gains	$(0.2)	$0.3	$—	$0.8
Interest expense on promissory notes payable to related parties	(3.1)	(2.5)	(6.2)	(10.8)
Investment income	2.6	3.3	4.4	5.5
Reclassification of cumulative currency translation gain	—	—	—	0.4
Other expense, net	—	—	—	(0.1)
	$(0.7)	$1.1	$(1.8)	$(4.2)

For the three and six months ended June 30, 2024, other expense, net primarily consisted of loan interest expense incurred related to the $100 million promissory note as described in Note 14 to our condensed consolidated financial statements. These amounts for both periods presented are partially offset by investment income related to our money market funds and short-term investments in U.S. treasury securities.

Other (expense) income, net increased by $1.8 million for the three months ended June 30, 2024, compared to the same period in the prior year, primarily due to an increase in the interest expense on the $100 million promissory note. The $100 million promissory note was amended during the first quarter of 2024, resulting in a higher interest rate of 12.0% compared to the original agreement. This increase is coupled by a decrease of $0.6 million in interest income related to an overall decrease in our money market funds and our short-term investments in U.S. government securities and an increase in unfavorable changes in foreign currency of $0.5 million.

Other (expense) income, net decreased by $2.2 million for the six months ended June 30, 2024, compared to the same period in the prior year, primarily due to a decrease of $1.1 million in interest income related to our money market funds and our short-term investments in U.S. government securities and a decrease of $4.6 million in interest expense on an outstanding promissory note to a related party, where amounts recognized in 2023 relate to the $520 million promissory notes issued to our CEOs in December 2022, an increase in unfavorable changes in foreign currency of $0.8 million and a decrease of $0.4 million related to the reclassification of cumulative foreign currency translation gains from accumulated other comprehensive loss.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through issuances of our common stock, including our most recent private placement issued for $200 million, issuance of debt, receipt of payments to us under license, collaboration, and commercialization arrangements, for example, our license and commercialization agreement with Eurofarma Laboratórios SA, or Eurofarma, development funding and other assistance from government entities, philanthropic, non-government and not-for-profit organizations for our product candidates. In particular, we have received funding from BARDA, CARB-X, Innovate UK, Wellcome Trust and a number of not-for-profit organizations.

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

During the three and six months ended June 30, 2024, we incurred a net loss of $60.4 million and $103.9 million, respectively, and cash flows used in operating activities for the six months ended June 30, 2024 was $63.1 million. As of June 30, 2024, we had an accumulated deficit of $1,097.1 million, cash and cash equivalents of $28.4 million, and short-term investments in U.S. treasury securities of $297.0 million. We expect to continue to generate operating losses for the foreseeable future.

We have evaluated whether our cash, cash equivalents, short-term investments and U.K. research and development tax credits provide sufficient cash to fund our operating cash needs for the next twelve months from the date of issuance of these quarterly financials. We are investing in the clinical development of ivonescimab, including its ongoing clinical trials. In addition, we have a $100.0 million promissory note and interest payable to a related party (refer to Note 14 to our condensed consolidated financial statements included in this report for further details) that matures on April 1, 2025. Based upon our cash and cash equivalents and short-term investments as of June 30, 2024, we expect to be able to operate into the fourth quarter of 2025. In order to further fund our operating cash needs and repay this promissory note, we may raise additional equity or debt capital through both registered offerings off of a shelf registration, including “at-the-market” offerings, or ATM, and private offerings of securities. On February 20, 2024, we filed a shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on February 27, 2024. Through our shelf registration statement we may, from time to time, sell up to an aggregate of $450 million of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units. Of the $450 million of liquidity available to us under this shelf registration statement, on May 13, 2024, we had established an at-the-market offering program with J.P. Morgan Securities LLC, as sales agent, in the amount of up to $90 million, all of which remains available for sale. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. To the extent we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected. As of the date of this report, additional capital has not been secured. As a result, these conditions raise substantial doubt about our ability to continue as a going concern.

In addition to the payments already made to Akeso under the License Agreement and Second Amendment, there are additional potential milestone payments of $4.56 billion, as Akeso will be eligible to receive regulatory milestones of up to $1.05 billion and commercial milestones of up to $3.51 billion. In addition, Akeso will be eligible to receive low double-digit royalties on net sales. Until we can generate substantial revenue and achieve profitability, we will need to raise additional capital to fund ongoing operations and capital needs, including the payment of the milestone payments referenced above.

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
•the extent to which we become liable for milestone payments under the License Agreement and Second Amendment for ivonescimab;
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

Cash Flows
The following table summarizes the results of our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash used in operating activities	$(63.1)	$(42.4)
Net cash used in investing activities	$(180.2)	$(644.9)
Net cash provided by financing activities	$200.7	$80.0
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2024 was $63.1 million and was due to a net loss of $103.9 million, which included non-cash charges of $33.5 million and a net change in working capital of $7.2 million. The non-cash charges primarily consisted of $20.6 million of stock-based compensation, $15.0 million in accrued acquired in process research and development for the upfront payment to Akeso for the Second Amendment signed in June 2024 with expected payment in the third quarter of 2024, partially offset by $2.0 million for amortization of the discount on short-term investments. The net change in working capital was primarily due to an increase of $3.8 million in accrued liabilities, which represents the interest on the current promissory notes payable, an increase of $0.7 million in accounts payable, a decrease of $2.3 million in current and other long-term assets, and a decrease of $0.8 million in prepaid expenses, partially offset by a decrease of $0.6 million in accrued compensation.
Net cash used in operating activities for the six months ended June 30, 2023 was $42.4 million and resulted from a net loss of $557.1 million, which included an adjustment of $475.0 million cash payments to investing activities for the purchase of in-process research and development from Akeso under the terms of the License Agreement and the associated direct transaction costs, non-cash charges of $52.9 million and a net decrease in working capital of $13.3 million. The non-cash charges primarily comprised of $45.9 million issuance of shares in lieu of cash for Akeso upfront payment, $6.1 million of non-cash interest expense, $4.7 million of non-cash charges related to stock-based compensation, partially offset by $2.9 million for amortization of discount on short-term investments. The net decrease in working capital was primarily due to a decrease of $9.7 million in accrued liabilities and accrued compensation, an increase of $4.6 million in prepaid expenses and an increase of $0.9 million in other current and long-term assets, partially offset by a decrease of $0.9 million in the research and development tax credit receivable.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2024 was $180.2 million and was primarily due to $182.9 million received from the maturity, redemption and sale of short-term investments in U.S. Treasury securities, offset by $363.0 million related to the purchase of short-term investments.
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
Financing Activities
Net cash provided by financing activities was $200.7 million for the six months ended June 30, 2024, and primarily consisted of proceeds from a $200.0 million private placement of 22,222,222 shares of our common stock, par value $0.01 per share, at purchase price of $9.00 per share, and proceeds received of $0.6 million related to employee stock awards.
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

Our significant accounting policies are described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Critical Accounting Policies and Significant Judgments and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 20, 2024 (our "Annual Report"). There have been no material changes to our critical accounting policies and estimates that were disclosed in our Annual Report.

Contractual Obligations and Commitments

Lease Commitments

We lease office space in Menlo Park, California, Miami, Florida, United States and in Oxfordshire, United Kingdom. In addition to our lease commitments as of December 31, 2023, which were disclosed in our Annual Report, we entered into a new lease agreement for our Miami, Florida headquarters in the first fiscal quarter of 2024. Total future lease payments as of June 30, 2024, which include base rent and sales tax are approximately $4.6 million on an undiscounted basis. This lease commenced on February 1, 2024 and has a term of 64 months. As of June 30, 2024, we have $0.3 million of restricted cash associated with an irrevocable letter of credit required by the landlord to enter into this lease.

Debt Commitments

Refer to Note 14 to our condensed consolidated financial statements included in this report for a discussion of the promissory note payable to a related party.

Other Commitments

We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. Most contracts provide for termination upon notice, and therefore are cancellable contracts. The majority of these commitments are due within one year. There have been no material changes to the Company's other contractual commitments that were disclosed in our Annual Report other than the agreed upon upfront payment to Akeso in the amount of $15.0 million, as described in Note 7 to our condensed consolidated financial statements included in this report.

We have certain commitments under our agreements with Akeso, Wellcome Trust, the University College London and certain employees, former employees and former directors of Discuva, pursuant to which we will be required to pay royalties or make milestone payments. The License Agreement with Akeso also contains certain manufacturing and purchase commitments. As of June 30, 2024, we are unable to estimate the amount, timing or likelihood of achieving the milestones, making future product sales or assessing estimated forecasts for manufacturing and supplied materials which these contingent payment obligations relate to.

Indemnifications

Our certificate of incorporation provides that it will indemnify the directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with all of the directors and executive officers. These indemnification agreements may require us, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of our directors or executive officers. We believe the fair value for these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2024 and December 31, 2023.

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

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to Note 3, Summary of Significant Accounting Policies and Recently Issued or Adopted Accounting Pronouncements, to our condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) under the supervision and the participation of the Company’s management, which is responsible for the management of the internal controls, and which includes our Chief Executive Officers and our Chief Financial Officer. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

An investment in our common stock or other securities involves a number of risks. In addition to other information set forth in this Quarterly Report on form 10-Q, you should carefully consider each of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our "Annual Report") filed with the Securities and Exchange Commission on February 20, 2024, which Annual Report includes a detailed discussion of the Company’s risk factors. If any of the risks described therein or other uncertainties currently unknown to us, or that we currently deem to be immaterial, develop into actual events, our business, financial condition, or results of operations could be negatively affected, the market price of our common stock or other securities could decline, and you may lose all or part of your investment.

There have been no material changes to the risk factors disclosed in Item 1A of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities sold during the period covered by this Quarterly Report on Form 10-Q that were not previously included in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On August 3, 2024, the Company’s board of directors and its compensation committee determined to provide that, with respect to currently outstanding and unvested options held by named executive officers (as identified in the Company’s proxy statement for the Company’s 2024 Annual Meeting held on June 14, 2024), and the Company’s current directors, all such options would accelerate and vest upon the occurrence of a Change of Control to the extent such persons were employees of the Company at such time. “Change of Control” for these purposes is determined based on the meaning set forth within Section 409A of the Internal Revenue Code, with certain modifications. Additionally, the board of directors and compensation committee further provided that all other currently outstanding and unvested options will also be subject to certain acceleration provisions in connection with a Change of Control.

On August 2, 2024, the Company entered into a third amendment to its existing sublease agreement with MZA. The third amendment has an effective date of August 1, 2024, which includes an additional space of 145 square feet of office space at 2882 Sand Hill Road, Menlo Park, California. The Company continues to be obligated to pay its proportionate share of the net payable by MZA to the third-party landlord, which is revised to 93.6% as of the effective date, based on the square footage of office space sublet by the landlord, resulting in total additional payments of $37.

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

3.4	Amendment No. 2 to Restated Certificate of Incorporation, dated January 19, 2023 (incorporated by reference to Exhibit 5.1 of Form 8-K filed by the Company on January 20, 2023, File No. 001-36866)
10.1	Distribution Agreement, dated May 13, 2024, by and between Summit Therapeutics Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 of Form 8-K filed by the Company on May 13, 2024, File No. 001-36866)
10.2†	Securities Purchase Agreement, dated June 3, 2024, by and among Summit Therapeutics Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on June 3, 2024, File No. 001-36866)
10.3†	Registration Rights Agreement, dated June 3, 2024, by and among Summit Therapeutics Inc. and the Investors named therein (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on June 3, 2024, File No. 001-36866)
10.4*+	Amendment No. 2 to Collaboration and License Agreement Amendment, dated June 3, 2024, by and among Summit Therapeutics Sub, Inc. and Akeso, Inc. and its affiliates.
10.5*+	Sublease, dated June 27, 2024, by and between Summit Therapeutics Inc. and Duggan Investments Research LLC.
10.6*+	Sublease, dated June 27, 2024, by and between Summit Therapeutics Inc. and Genius 24C Inc.
10.7*+	Third Amendment to Sublease, dated August 2, 2024, by and between Summit Therapeutics Sub, Inc. and Zanganeh & Associates Inc.
31.1*	Certification of Chairman and Chief Executive Officer, Robert W. Duggan, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*
Certification of Executive Director, Chief Executive Officer, and President, Dr. Mahkam Zanganeh, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
+
Pursuant to Item 601(b)(10) of Regulation S-K, as applicable, certain portions of this exhibit have been omitted (indicated by “[**]”) because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2024	SUMMIT THERAPEUTICS INC.

	By:	/s/ Manmeet Soni
	Name:	Manmeet Soni
	Title	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)