Form 10-Q
period 2024-09-30
Summit Therapeutics Inc.
filed 2024-10-30
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2024, there were 737,448,146 shares of common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Summit Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$93,775	$71,425
Restricted cash	323	—
Short-term investments	393,122	114,817
Prepaid expenses and other current assets	2,410	2,622
Research and development tax credit receivable	660	848
Total current assets	490,290	189,712

Non-current assets:
Property and equipment, net	265	204
Right-of-use assets	7,976	5,859
Goodwill	1,991	1,893
Research and development tax credit receivable	467	959
Other assets	1,863	4,322
Total assets	$502,852	$202,949

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,252	$2,667
Accrued liabilities	18,477	8,783
Accrued compensation	7,961	5,429
Lease liabilities	3,792	2,809
Other current liabilities	1,027	717
Promissory note payable to a related party	24,500	—
Total current liabilities	59,009	20,405

Non-current liabilities:
Lease liabilities, net of current portion	4,207	3,290
Other non-current liabilities	1,716	1,562
Promissory note payable to a related party	—	100,000
Total liabilities	64,932	125,257

Commitments and contingencies (Note 18)

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value: 1,000,000,000 shares authorized; 737,094,965 and 701,660,053 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	7,371	7,017
Additional paid-in capital	1,586,227	1,066,381
Accumulated other comprehensive loss	(2,308)	(2,448)
Accumulated deficit	(1,153,370)	(993,258)
Total stockholders' equity	437,920	77,692
Total liabilities and stockholders' equity	$502,852	$202,949

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	37,724	$15,323	99,395	34,657
Acquired in-process research and development	—	—	15,007	520,915
General and administrative	20,390	5,434	46,090	18,690
Total operating expenses	58,114	20,757	160,492	574,262
Other operating (expense) income, net	(264)	265	108	822
Operating loss	(58,378)	(20,492)	(160,384)	(573,440)
Other income (expense), net	2,124	(776)	272	(4,921)
Net loss	$(56,254)	$(21,268)	$(160,112)	$(578,361)

Net loss per share:
Basic and diluted	$(0.08)	$(0.03)	$(0.22)	$(0.98)
Weighted-average shares used to compute net loss per share:
Basic and diluted	726,656,045	697,739,477	712,168,381	592,366,880

Comprehensive loss:
Net loss	$(56,254)	$(21,268)	$(160,112)	$(578,361)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(155)	108	(175)	(20)
Reclassification of cumulative currency translation gain to other expense, net	—	—	—	(419)
Reclassification of unrealized loss on short-term investments to other expense, net	—	—	3	—
Net unrealized gains on short-term investments	346	6	312	9
Comprehensive loss	$(56,063)	$(21,154)	$(159,972)	$(578,791)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	724,320,201	$7,243	$1,287,447	$(2,499)	$(1,097,116)	$195,075
Private placement of common stock, net of offering costs of $140	10,352,418	104	234,756	—	—	234,860
Issuance of common stock under stock purchase plans and exercise of stock options and warrants	615,253	6	1,638	—	—	1,644
Proceeds from at-the-market offering, net of commissions and offering costs of $1,190	1,807,093	18	43,015	—	—	43,033
Stock-based compensation	—	—	19,371	—	—	19,371
Net other comprehensive loss	—	—	—	191	—	191
Net loss	—	—	—	—	(56,254)	(56,254)
Balance at September 30, 2024	737,094,965	$7,371	$1,586,227	$(2,308)	$(1,153,370)	$437,920

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	701,660,053	$7,017	$1,066,381	$(2,448)	$(993,258)	$77,692
Private placements of common stock, net of offering costs of $140	32,574,640	326	434,534	—	—	434,860
Issuance of common stock under stock purchase plans and exercise of stock options and warrants	1,053,179	10	2,331	—	—	2,341
Proceeds from at-the-market offering, net of commissions and offering costs of $1,190	1,807,093	18	43,015	—	—	43,033
Stock-based compensation	—	—	39,966	—	—	39,966
Net other comprehensive loss	—	—	—	140	—	140
Net loss	—	—	—	—	(160,112)	(160,112)
Balance at September 30, 2024	737,094,965	$7,371	$1,586,227	$(2,308)	$(1,153,370)	$437,920

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2023	697,685,365	$6,976	$1,050,483	$(2,437)	$(935,423)	$119,599
Issuance of common stock under stock purchase plans and exercise of stock options and warrants	165,943	2	227	—	—	229
Stock-based compensation	—	—	705	—	—	705
Net other comprehensive income	—	—	—	114	—	114
Net loss	—	—	—	—	(21,268)	(21,268)
Balance at September 30, 2023	697,851,308	$6,978	$1,051,415	$(2,323)	$(956,691)	$99,379

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	211,091,425	$2,110	$504,767	$(1,893)	$(378,330)	$126,654
Rights offering of common stock, net of offering costs of $619	476,190,471	4,762	494,619	—	—	499,381
Issuance of common stock under stock purchase plans and exercise of stock options and warrants	569,412	6	874	—	—	880
Issuance of common stock in lieu of cash for Akeso upfront payment	10,000,000	100	45,800	—	—	45,900
Stock-based compensation	—	—	5,355	—	—	5,355
Net other comprehensive loss	—	—	—	(430)	—	(430)
Net loss	—	—	—	—	(578,361)	(578,361)
Balance at September 30, 2023	697,851,308	$6,978	$1,051,415	$(2,323)	$(956,691)	$99,379

Certain prior period amounts have been reclassified to conform to current fiscal year presentation

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(160,112)	$(578,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	5,852
Amortization of discount on short-term investments	(4,926)	(1,716)
Unrealized foreign exchange loss (gain)	400	(370)
Reclassification of currency translation gain	—	(419)
Impairment of fixed assets	—	474
Depreciation	67	168
Gain on disposal of assets	—	(111)
Stock-based compensation	39,966	5,355
Acquired in-process research and development expense	15,007	520,915
Change in operating assets and liabilities:
Accounts receivable	—	359
Prepaid expenses	572	(3,554)
Other current and long-term assets	2,105	(3,378)
Research and development tax credit receivable	738	4,346
Accounts payable	486	2,935
Accrued liabilities	9,894	(7,728)
Other long-term liabilities	70	58
Accrued compensation	2,515	(2,145)
Operating lease right-of-use assets and lease liabilities, net	(215)	19
Net cash used in operating activities	(93,433)	(57,301)

Cash flows from investing activities:
Purchases of property and equipment	(125)	(126)
Proceeds from sale of property and equipment	—	226
Purchase of short-term investments	(530,544)	(321,023)
Maturities and sales of short-term investments	256,853	147,596
Payments to Akeso for upfront milestone payments and associated direct transaction costs	(15,007)	(475,015)
Net cash used in investing activities	(288,823)	(648,342)

Cash flows from financing activities:
Proceeds from the issuance of common stock via private placements, net of offering costs	434,961	—
Proceeds from the issuance of common stock under at-the-market offering, net of commissions and offering costs	43,037	—
Proceeds from the issuance of common stock for rights offering, net of offering costs	—	104,067
Repayment of related party promissory notes	(75,500)	(24,686)
Proceeds received related to the exercise of warrants	101	—
Proceeds received related to employee stock awards and purchase plans	2,240	880
Net cash provided by financing activities	404,839	80,261
Effect of exchange rate changes on cash	90	567
Increase (decrease) in cash and cash equivalents	22,673	(624,815)
Cash, cash equivalents and restricted cash at beginning of period	71,425	648,607
Cash, cash equivalents and restricted cash at end of period	$94,098	$23,792

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest on related party promissory notes	$1,501	$7,711
Cash paid for income taxes	$—	$52
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Consideration for the issuance of common stock for rights offering used to satisfy a portion of a related party promissory note (Note 14)	$—	$395,314
Offering costs included in accounts payable and accrued expenses	$105	$—
Issuance of common stock pursuant to the Akeso License Agreement (Note 7)	$—	$45,900
Lease assets obtained in exchange for operating lease liabilities	$4,216	$4,245
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

The Company has begun its development for ivonescimab in non-small cell lung cancer (“NSCLC”), specifically launching Phase III clinical trials in the following proposed indications:

a) ivonescimab combined with chemotherapy in patients with epidermal growth factor receptor (“EGFR”)-mutated, locally advanced or metastatic non-squamous NSCLC who have progressed after treatment with a third-generation EGFR tyrosine kinase inhibitor (“TKI”) (“HARMONi”); and

b) ivonescimab combined with chemotherapy in first-line metastatic squamous NSCLC patients (“HARMONi-3”)

In addition, the Company intends to initiate a Phase III clinical study in the following proposed indication in early 2025:

c) ivonescimab monotherapy in first-line metastatic NSCLC patients with high PD-L1 expression (“HARMONi-7”).

•The sample size for this study is currently planned to have an estimated 780 patients with two primary endpoints, progression-free survival (PFS) and overall survival (OS)

In October 2024, the Company completed enrollment in its HARMONi clinical trial. The Company expects to disclose topline results from HARMONi in mid-2025, depending upon maturation of the data per the protocol.

The Company also intends to amend the protocol for its HARMONi-3 study to include both squamous and non-squamous patients without actionable genomic alterations, adjust the primary endpoint for HARMONi-3 to include PFS in addition to OS, and adjust the sample size to include an estimated 1,080 patients.

The entry into the License Agreement with Akeso represented a significant change in the Company’s strategy and its future operations are focused on the development of ivonescimab and other future activities as the Company determines. The Company’s portfolio also includes ridinilazole, a product candidate for treating patients suffering from Clostridioides difficile infection, also known as C. difficile infection, or CDI, and SMT-738, the first of a novel class of precision antibiotics for combating multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae (“CRE”) infections. All prior development activities related to ridinilazole and SMT-738 have been terminated; the Company may explore partnership opportunities for both assets.

2. Basis of Presentation and Use of Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of September 30, 2024 and for the three and nine months ended September 30, 2024 are unaudited; however, in the

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2023 has been derived from the consolidated audited financial statements as of that date. The results of the period are not necessarily indicative of full year results or any other interim period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024. The financial results of the Company's activities are reported in United States Dollars.

Certain reclassifications have been made to the prior years’ financial statements to conform to current year presentation.

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

3. Summary of Significant Accounting Policies and Recently Issued or Adopted Accounting Pronouncements

Summary of Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements for the nine months ended September 30, 2024 are consistent with those discussed in Note 4 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, except as updated below:

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

4. Liquidity and Capital Resources

During the three and nine months ended September 30, 2024, the Company incurred a net loss of $56,254 and $160,112, respectively, and cash flows used in operating activities for the nine months ended September 30, 2024 was $93,433. As of September 30, 2024, the Company had an accumulated deficit of $1,153,370, cash and cash equivalents of $93,775, and short-term investments in U.S. treasury securities of $393,122. The Company expects to continue to generate operating losses for the foreseeable future.

The Company recently raised gross proceeds of $235,000 related to a recent private placement and $44,223 related to the Company's at-the-market sales agreement ("ATM Agreement"), both described further in Note 15. With these recent financings, the Company has evaluated and concluded its cash, cash equivalents, and short-term investments, provide sufficient cash to fund its operating cash needs for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.

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

The Company operates in two geographic regions: the U.K. and the U.S. The following table summarizes the Company's long-lived assets, which include the Company's property and equipment, net and right-of-use assets by geography:

	September 30, 2024	December 31, 2023
United Kingdom	$660	$808
United States	7,581	5,254
Total	$8,241	$6,062

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

6. Other Operating (Expense) Income, net

The following table sets forth the components of other operating (expense) income, net by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
Other operating (expense) income, net by category:	2024	2023	2024	2023
Research and development tax credits	$(264)	$265	$108	$768
Grant income from CARB-X (as defined below)	—	—	—	45
Other income	—	—	—	9
Total other operating (expense) income, net	$(264)	$265	$108	$822

Research and development tax credits

Income from tax credits consist of research and development ("R&D") tax credits received in the U.K. The Company benefits from the Small and Medium Enterprise Program ("SME Program") U.K. research and development tax credit cash rebate regime, and The Research and Development Expenditure Credit ("The RDEC scheme"), a UK government tax incentive that promotes innovation amongst UK's larger businesses. Qualifying expenditures largely comprise of employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which the Company does not receive income. Tax credits related to the SME Program and The RDEC scheme are recorded as other operating income in the consolidated statements of operations and other comprehensive loss. Under these schemes, the Company receives cash payments that are not dependent on the Company’s pre-tax net income levels.

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
R&D Tax credits decreased for the three and nine months ended September 30, 2024 as management updated its estimates for qualifying expenditures. As of September 30, 2024, the current and non-current research and development tax credit receivable was $660 and $467, respectively. As of December 31, 2023, the current and non-current research and development tax credit receivable was $848 and $959, respectively.

CARB-X (as defined below)

In May 2021, the Company announced the selection of a new preclinical candidate, SMT-738, from the DDS-04 series for development in the fight against multi-drug resistant infections, specifically Carbapenem-resistant Enterobacteriaceae ("CRE") infections. Simultaneously, the Company announced it had received an award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program ("CARB-X") to progress this candidate through preclinical development and Phase Ia clinical trials. The award committed initial funding of up to $4,100, with the possibility of up to another $3,700 based on the achievement of future milestones. As of September 30, 2024, based on translation of historical foreign currency amounts in the period, the Company has recognized $2,920 of cumulative income since contract inception.

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

In exchange for the rights obtained, the Company made an upfront payment of $500,000 to Akeso, of which $274,900 was paid in cash and, pursuant to the License Agreement and Issuance Agreement, Akeso elected to receive 10,000,000 shares of the Company's common stock in lieu of $25,100 cash. The remaining $200,000 amount of the upfront payment was paid on March 6, 2023.

Effective June 3, 2024, the Company and Akeso entered into an amendment (the “Second Amendment”) to the License Agreement to expand the Company’s territories covered under the License Agreement to include the Latin America, Middle East and Africa regions. Pursuant to the Second Amendment, the Company paid an upfront payment to Akeso of $15,000 in the third quarter of 2024. Akeso will also be eligible to receive up to an additional $55,000 upon the achievement of certain commercial milestones. Except as specifically modified by the Second Amendment, the terms and conditions of the License Agreement remain in full force and effect.

The Company has accounted for the License Agreement and Second Amendment to acquire the rights to develop and commercialize ivonescimab as the acquisition of an asset. All of the consideration relates to ivonescimab and technological feasibility of the asset has not yet been established since ivonescimab is in clinical development. As such, the Company has expensed the consideration as acquired in-process research and development upon closing of the transaction in the condensed consolidated statement of operations and comprehensive loss. Acquired in-process research and development expense for the three and nine months ended September 30, 2024 was nil and $15,007, respectively, the $15,007 being the upfront payment of $15,000 and immaterial transaction costs for the Second Amendment. Acquired in-process research and development expense for the three and nine months ended September 30, 2023 was nil and $520,915, respectively, for which the $520,915 is comprised of the $474,900 paid in cash, the fair value of the 10,000,000 shares of common stock on the date of closing the transaction of $45,900, and $115 of direct transactions costs incurred for the License Agreement.

In addition to the payments already made to Akeso, under the License Agreement and Second Amendment, there are additional potential milestone payments of up to $4,555,000, as Akeso will be eligible to receive regulatory milestones of up to $1,050,000 and commercial milestones of up to $3,505,000. In addition, Akeso will be eligible to receive low double-digit royalties on net sales.

8. Other Income (Expense), net

The following table sets forth the components of other income (expense), net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign currency gains/(losses)	$242	$(475)	$206	$344
Interest expense on promissory notes payable to related parties	(2,455)	(2,722)	(8,677)	(13,564)
Investment income(1)	4,337	2,485	8,744	8,028
Reclassification of cumulative currency translation gain(2)	—	—	—	419
Other expense, net	—	(64)	—	(148)
Total other income (expense), net	$2,124	$(776)	$272	$(4,921)

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(1) Immaterial realized losses have been reclassed from accumulated other comprehensive loss to other income (expense), net for the nine months ended September 30, 2024. No such reclasses occurred in the prior year periods presented.

(2) During the nine months ended September 30, 2023, the Company dissolved certain dormant entities and as a result, $419 of cumulative foreign currency translation adjustments were re-classified from accumulated other comprehensive loss relating to these entities.

9. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(56,254)	$(21,268)	$(160,112)	$(578,361)

Basic weighted average number of shares of common stock outstanding	726,656,045	697,739,477	712,168,381	592,366,880
Diluted weighted average number of shares of common stock outstanding	726,656,045	697,739,477	712,168,381	592,366,880

Basic net loss per share	$(0.08)	$(0.03)	$(0.22)	$(0.98)
Diluted net loss per share	$(0.08)	$(0.03)	$(0.22)	$(0.98)

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

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	September 30,
	2024	2023
Options to purchase common stock	68,579,042	20,548,267
Warrants	4,945,669	5,821,137
Shares expected to be purchased under employee stock purchase plan	86,550	247,357
Total	73,611,261	26,616,761

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

The following tables sets forth the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements as of September 30, 2024 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$50,937	$—	$—	$50,937
U.S. Government treasury bills	—	30,519	—	30,519
Short-term investments:
U.S. Government treasury bills	—	393,122	—	393,122
Total financial assets	$50,937	$423,641	$—	$474,578

	Fair Value Measurements as of December 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$21,016	$—	$—	$21,016
U.S. Government treasury bills	—	39,341	—	39,341
Short-term investments
U.S. Government treasury bills	—	114,817	—	114,817
Total financial assets	$21,016	$154,158	$—	$175,174

The tables above do not include cash at September 30, 2024 and December 31, 2023 of $12,318 and $11,068, respectively.

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
The following table sets forth the Company’s short-term investments as of September 30, 2024 and December 31, 2023, which have a contractual maturity of less than one year:

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Credit (Loss)	Fair Value
Assets
U.S. Government treasury bills	$392,774	$348	$—	$—	$393,122
Total	$392,774	$348	$—	$—	$393,122

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Credit (Loss)	Fair Value
Assets
U.S. Government treasury bills	$114,781	$36	$—	$—	$114,817
Total	$114,781	$36	$—	$—	$114,817

Realized gains and losses for the three and nine months ended September 30, 2024 and September 30, 2023 were immaterial and nil, respectively.

11. Goodwill

As of September 30, 2024 and December 31, 2023, goodwill was $1,991 and $1,893, respectively. Changes in the gross carrying amount of goodwill at September 30, 2024 as compared to December 31, 2023, are the result of changes in foreign currency. As of December 31, 2023, the Company performed its annual impairment assessment of goodwill and determined that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. There have been no goodwill impairments recognized during the three and nine months ended September 30, 2024.

12. Leases

The Company has operating leases for real estate. The Company does not have any finance leases.

In the first fiscal quarter of 2024, the Company recorded $4,216 of additional right-of-use assets related to a new lease for office space that commenced during the period for its Miami, Florida headquarters location ("Miami HQ"). Total future lease payments as of September 30, 2024, which include base rent and sales tax, are approximately $4,342 on an undiscounted basis. This lease commenced on February 1, 2024 and has a term of 64 months. As of September 30, 2024 the Company has $323 of restricted cash associated with an irrevocable letter of credit required by the landlord to enter into this lease. The carrying value of the right-of-use assets as of September 30, 2024 and December 31, 2023 was $7,976 and $5,859, respectively.

13. Research and Development Prepaid Expenses and Accrued Liabilities

Included within prepaid expenses and other current assets at September 30, 2024 and December 31, 2023 is $746 and $1,466, respectively, of prepayments relating to research and development expenditures. Included within accrued liabilities at September 30, 2024 and December 31, 2023 is $9,578 and $7,289, respectively, relating to research and development expenditures.

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

14. Promissory Note Payable to Related Parties

Current promissory note payable to a related party was $24,500 as of September 30, 2024 and non-current promissory note payable to a related party as of December 31, 2023 was $100,000.

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

On February 17, 2024, the Duggan February Note was amended and restated to extend the maturity date from September 6, 2024 to April 1, 2025. For all applicable periods commencing February 17, 2024, interest shall accrue on the outstanding principal balance at the greater of 12% or the US prime interest rate, as reported in the Wall Street Journal plus 350 basis points, as adjusted monthly, and compounded quarterly. Interest shall be paid upon maturity of the loan.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
The debt discount is amortized to interest expense using an effective interest rate method. The effective interest rate of the Duggan February Note and Zanganeh Note was 8.9% and the effective interest rate of the Duggan September Note is 11.0%.

During the three and nine months ended September 30, 2024, the Company incurred interest expense of $2,455 and $8,677, respectively. During the three and nine months ended September 30, 2023, the Company incurred interest expense of $2,722 and $13,564, respectively. Interest expense incurred during the nine months ended September 30, 2023 included amortized imputed interest of $761. As of September 30, 2024, accrued interest was $7,294 and was recorded in accrued liabilities. As of December 31, 2023, accrued interest was $120 and was recorded in accrued liabilities.

On September 16, 2024, the Company used some of the proceeds raised from the September 2024 Private Placement (see Note 15 for further details) to repay $75,500 in principal on the Duggan September Note, thus reducing the outstanding current note payable balance to $24,500 as of September 30, 2024.

On October 1, 2024, the Company repaid the Duggan September Note in full, resulting in principal payments of $24,500 and accrued cash interest of $7,305.

15. Stockholders' Equity

Preferred Stock
As of September 30, 2024 and December 31, 2023, the Company had 20,000,000 shares of preferred stock, par value $0.01 authorized and no shares issued and outstanding.

Common Stock
As of September 30, 2024 and December 31, 2023, the Company had authorized 1,000,000,000 shares of common stock, par value $0.01 (the "Common Stock"). As of September 30, 2024 and December 31, 2023, the Company had 737,094,965 shares and 701,660,053 shares of Common Stock issued and outstanding, respectively.

June 2024 PIPE
On June 3, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with 667, L.P. and Baker Brothers Life Sciences, L.P., affiliates of Baker Bros. Advisors, L.P. (the “Investors”), for the sale by the Company in a private placement (the “June 2024 Private Placement”) of 22,222,222 shares (the “Shares”) of Common Stock, at purchase price of $9.00 per share, for an aggregate purchase price of approximately $200,000.

The closing of the June 2024 Private Placement was subject to the satisfaction of certain customary closing conditions, which were achieved on June 6, 2024. The Purchase Agreement contained customary representations, warranties and covenants by the Company, customary indemnification obligations of the Company, including for liabilities under the Securities Act of 1933, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Purchase Agreement were made only for purposes of the Purchase Agreement and as of specific dates, were solely for the benefit of the parties to such agreements and were subject to limitations agreed upon by the contracting parties.

On June 3, 2024, in connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”). The Registration Rights Agreement provides, among other things, that the Company will as soon as reasonably practicable, file with the SEC a registration statement registering the resale of the Shares. The Company agreed to use its reasonable best efforts to have such registration statement declared effective as soon as practicable after the filing thereof. The Company filed the registration statement on August 6, 2024, which was automatically effective upon filing.

September 2024 PIPE (Private Investment in Public Equity)
On September 11, 2024, the Company entered into securities purchase agreements (the “September 2024 Purchase Agreements”) with multiple leading biotech institutional investors and individual accredited investors (the “September 2024 Investors”), for the sale by the Company in a private placement (the “September 2024 Private Placement”) of an aggregate of 10,352,418 shares (the “September 2024 Shares”) of the Company’s common stock, par value $0.01 per share of Common Stock, at purchase price of $22.70 per Share, which was the closing price of the Common Stock on September 11, 2024, for aggregate gross proceeds to the Company of approximately $235,000, with offering costs of $140.

All of the Company's Section 16 officers participated in the capital raise. A total of $79,000 was raised by the Company's Chief Executive Officer ("CEO"), Executive Chairman and majority stockholder, its CEO and the President and member of

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
the Company's Board of Directors (the "Board"), the Chief Operating Officer ("COO") and Chief Financial Officer ("CFO"), the Chief Accounting Officer ("CAO"), and a member of the Board of Directors, who invested via a controlled entity. The remaining $156,000 was raised with multiple leading biotech institutional investors. Refer to Note 17 Related Party Transactions for further details regarding related parties' participation.

The closing of the September 2024 Private Placement was September 13, 2024. The Purchase Agreements contain customary representations, warranties and covenants by the Company, customary indemnification obligations of the Company, including for liabilities under the Securities Act, as amended (the “Securities Act”), other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Purchase Agreements were made only for purposes of the Purchase Agreements and as of specific dates, were solely for the benefit of the parties to such agreements and were subject to limitations agreed upon by the contracting parties.

On September 11, 2024, in connection with the September 2024 Purchase Agreements, the Company entered into Registration Rights Agreements with the Investors (the “September 2024 Registration Rights Agreements”). The September 2024 Registration Rights Agreements provide, among other things, that the Company will as soon as reasonably practicable file with the SEC a registration statement registering the resale of the Shares. The Company filed the registration statement on September 19, 2024, which was automatically effective upon filing.

At-the-Market Offering (ATM Offering)
On May 13, 2024, the Company entered into an at-the-market sales agreement (the "ATM Agreement") pursuant to which the Company may, subject to the terms and conditions set forth in the agreement offer and sell, from time to time, through or to the agents, acting as agents or principal, shares of the Company's common stock, par value $0.01, having an aggregate offering price of up to $90,000.

During the three months ended and from the date of the ATM Agreement through September 30, 2024, the Company sold 1,807,093 shares of common stock under the ATM Agreement at a weighted-average price of $24.47 per share, for gross proceeds of $44,223. The remaining availability under the ATM Agreement as of September 30, 2024 is approximately $45,777.

The Company has received net proceeds of $43,033, which is net of sales commissions and other offering fees of approximately $1,190. The Company plans to use the net proceeds from this offering for working capital and general corporate purposes.

16. Stock-Based Compensation and Warrants

Stock-Based Compensation
The Company currently grants stock options to employees and directors under the 2020 Stock Incentive Plan (the "2020 Plan") and formerly, the Company granted stock options under the 2016 Long Term Incentive Plan (the "2016 Plan"). The 2020 Plan is administered by the Compensation Committee of the Board. The 2020 Plan is intended to attract and retain employees and directors and provide an incentive for these individuals to assist the Company to achieve long-range performance goals and to enable these individuals to participate in the long-term growth of the Company.

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

The Inducement Pool is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the Inducement Pool may only be made to an employee who has not previously been an employee of the Company or member of the Board (or any parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of September 30, 2024, there were 914,750 shares available for grant under the Inducement Pool.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

The following table summarizes the Company's time-based stock option activity for the nine months ended September 30, 2024:

	Number of Options		Weighted average exercise price
Outstanding at December 31, 2023	54,209,289		$2.28
Granted	7,400,074		$4.69
Forfeited	(1,552,537)		$2.17
Exercised	(629,628)		$2.29
Outstanding at September 30, 2024	59,427,198	59427198	2.58
Exercisable at September 30, 2024	7,115,267		4.88
The total intrinsic value of all outstanding time-based stock options and exercisable stock options at September 30, 2024 was $1,148,062 and $121,106, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The following table summarizes the Company's performance-based stock option activity for the nine months ended September 30, 2024:

	Number of Options	Weighted average exercise price
Outstanding at December 31, 2023	46,654,220	$1.62
Granted	2,825,000	$4.14
Forfeited	(1,089,000)	$1.34
Outstanding at September 30, 2024	48,390,220	$1.77
Exercisable at September 30, 2024	9,151,844	$1.63

The total intrinsic value of all outstanding performance-based and exercisable stock options at September 30, 2024 was $973,991 and $185,483, respectively.

During the three months ended September 30, 2024, the Company achieved certain market conditions, which resulted in 9,151,844 shares vesting and recognition of $8,409 of compensation expense for the quarter, inclusive of accelerated charges of $7,050 related to the accelerated vesting of these awards. Thus, as of September 30, 2024, total unrecognized compensation expense related to performance-based stock options that were deemed probable of vesting was nil.

The number of unvested performance-based stock options that were deemed not-probable of vesting and the related unrecognized stock-based compensation expense is 39,238,376 and $52,716, respectively.

The total stock-based compensation expense included in the Company's condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$5,819	$149	$11,747	$1,962
General and administrative	13,552	556	28,219	3,393
Total stock-based compensation expense	$19,371	$705	$39,966	$5,355

The following summarizes share-based compensation expense associated with each of the Company's stock-based compensation arrangements:

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Time-based stock options	$10,803	$613	$28,614	$5,093
Performance-based stock options	8,409	51	11,031	144
Employee stock purchase plan	159	41	321	118
Total stock-based compensation expense	$19,371	$705	$39,966	$5,355

Warrants
The Company had outstanding and exercisable warrants of 4,945,669 and 5,015,642 with a weighted average exercise price of $1.58 and $1.57 as of September 30, 2024 and December 31, 2023, respectively. Warrants of 69,973 with a weighted average exercise price of $1.44 were exercised during the nine months ended September 30, 2024.

17. Related Party Transactions
Lease Agreements
July 25, 2022 First Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 25, 2022 the Company entered into a first amendment, dated July 19, 2022, to its existing sublease agreement with Maky Zanganeh and Associates, Inc. ("MZA"), consisting of 4,500 square feet of office space at 2882 Sand Hill Road, Menlo Park, California. The existing sublease term, which was set to expire on September 30, 2022, was extended for a period of thirty-nine months from October 1, 2022 through December 31, 2025. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. The agreement was further amended to include additional space, as noted below under "August 2, 2024 Third Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc." During the three and nine months ended September 30, 2024, payments of $199 and $588, respectively, were made pursuant to the first and third amendments to the Sublease Agreement. During the three and nine months ended September 30, 2023, payments of $189 and $567, respectively, were made pursuant to the first amendment to the Sublease Agreement.

July 29, 2022 Second Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 29, 2022, the Company entered into a second amendment, dated August 1, 2022, to its existing sublease agreement with MZA, described above. The second amendment was effective as of August 1, 2022 and expires on December 31, 2025. The second amendment includes an additional 1,277 square feet (the "Expansion Premises") of office space at 2882 Sand Hill Road, Menlo Park, California. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the three and nine months ended September 30, 2024, payments of $57 and $167, respectively, were made pursuant to the second amendment to the Sublease Agreement. During the three and nine months ended September 30, 2023, payments of $55 and $163, respectively, were made pursuant to the second amendment to the Sublease Agreement.

April 1, 2024 Miami Sublease Agreements

On April 1, 2024, the Company entered into two sublease agreements of its Miami headquarters location, one with Genius 24C Inc. ("Genius"), an affiliate of the Company's CEO, Robert W. Duggan (the "Genius Sublease Agreement") and one with Duggan Investments Research LLC ("Investments Research"), also an affiliate of the Company's CEO, Robert W. Duggan (the "Investments Research Sublease Agreement"). Pursuant to the Genius Sublease Agreement, Genius will sublease from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. Pursuant to the Investments Research Sublease Agreement, Investments Research will sublease from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. For the three and nine months ended September 30, 2024, the Company has recognized $57 and $105.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
respectively, of sublease income recorded net of operating lease expenses, and recorded $90 in other receivables on the condensed consolidated balance sheet as of September 30, 2024.

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

Promissory Note Payable to Related Parties

Refer to Note 14 for a discussion of the promissory note payables to related parties issued December 6, 2022 and fully repaid on October 1, 2024.

Akeso Collaboration and License Agreement

Upon the closing of the License Agreement, the Board of the Company appointed Dr. Yu (Michelle) Xia to serve as a member of the Board pursuant to the terms of the License Agreement. Dr. Xia is the founder of Akeso, Inc. ("Akeso"), and has been the chairwoman, president and CEO of Akeso since its inception in 2012. For details on the License Agreement and Second Amendment entered into on June 3, 2024, see Note 7. Furthermore, in connection with the License Agreement, the Company also entered into a Supply Agreement with Akeso, pursuant to which Summit agreed to purchase a certain portion of drug substance for clinical and commercial supply (the “Supply Agreement”).

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

Private Placements

October 2023
On October 16, 2023, the Company announced the appointment of Mr. Manmeet Soni as its COO, effective immediately. Mr. Soni has been a part of the Board since 2019. He remains a member of the Board. In conjunction with his appointment, Mr. Soni entered into a share purchase agreement with the Company to invest $5,000 in shares of Common Stock via a private placement. The transaction was effective October 13, 2023 with a closing price of $1.68 per share, resulting in the purchase of 2,976,190 shares of Common Stock.

September 2024
On September 11, 2024, the Company's Section 16 officers participated in the "September 2024 Purchase Agreements" along with multiple leading biotech institutional investors, for the sale by the Company in the September 2024 Private Placement for an aggregate of 10,352,418 shares of the Company’s common stock, par value $0.01 per share of Common Stock, at purchase price of $22.70 per Share, which was the closing price of the Common Stock on September 11, 2024, for aggregate gross proceeds to the Company of approximately $235,000.

The Company’s CEO and Executive Chairman, Mr. Robert W. Duggan, purchased 3,325,991 shares for an aggregate purchase price of $75,500, CEO, President and member of its Board, Dr. Mahkam Zanganeh, purchased 44,052 shares for an aggregate purchase price of $1,000, COO and CFO, Manmeet Soni, purchased 44,052 shares for an aggregate purchase price of $1,000, and member of the Board, Jeff Huber, through his controlled entity, Caspian Capital LLC, purchased 44,052

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
shares for an aggregate purchase price of $1,000, with their collective participation in the September 2024 Private Placement totaling 3,458,147 shares of Common Stock for an aggregate purchase price of $78,500.

The Company used some of the proceeds raised from the September 2024 Private Placement to repay $75,500 in principal on the Duggan September Note. See Note 14 for additional details regarding the promissory note payable to a related party.

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

Indemnifications

The Company's certificate of incorporation provides that it will indemnify the directors and officers to the fullest extent permitted by Delaware law. In addition, the Company has entered into indemnification agreements with all of the directors and executive officers. These indemnification agreements may require the Company, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of the Company's directors or executive officers. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2024 and December 31, 2023.

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

The Company has begun its development for ivonescimab in non-small cell lung cancer (“NSCLC”), specifically launching Phase III clinical trials in the following proposed indications:

a) ivonescimab combined with chemotherapy in patients with epidermal growth factor receptor (“EGFR”)-mutated, locally advanced or metastatic non-squamous NSCLC who have progressed after treatment with a third-generation EGFR tyrosine kinase inhibitor (“TKI”) (“HARMONi”); and

b) ivonescimab combined with chemotherapy in first-line metastatic squamous NSCLC patients (“HARMONi-3”)

In addition, the Company announced its intention to initiate a Phase III clinical study in the following proposed indication in early 2025:

c) ivonescimab monotherapy in first-line metastatic NSCLC patients with high PD-L1 expression (“HARMONi-7”).

•The sample size for this study is currently planned to have an estimated 780 patients with two primary endpoints, progression-free survival (PFS) and overall survival (OS)

On October 3, 2024, the Company announced that it had completed enrollment in its HARMONi clinical trial and expects to disclose topline results from HARMONi in mid-2025, depending upon maturation of the data per the protocol.

The Company recently announced that it has the intention to amend the protocol for its HARMONi-3 study to include both squamous and non-squamous patients without actionable genomic alterations, adjust the primary endpoint for HARMONi-3 to include PFS in addition to OS, and adjust the sample size to include an estimated 1,080 patients.

The entry into the License Agreement with Akeso represented a significant change in the Company’s strategy and its future operations will be focused on the development of ivonescimab and other future activities as the Company determines. Our portfolio also includes ridinilazole, a product candidate for treating patients suffering from Clostridioides difficile infection, also known as C. difficile infection, or CDI, and SMT-738, the first of a novel class of precision antibiotics for combating multidrug resistant infections, specifically carbapenem-resistant Enterobacteriaceae (“CRE”) infections. All prior development activities related to ridinilazole and SMT-738 have been terminated; we may explore partnership opportunities for both assets.

Akeso Collaboration and License Agreement

Pursuant to the License Agreement with Akeso, the Company received the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan. Akeso will retain development and commercialization rights for the rest of the world excluding such licensed territories. In exchange for these rights, Summit made an upfront payment during the first quarter of 2023 comprised of $474.9 million cash and the issuance of 10 million shares of the Company's common stock in lieu of $25.1 million cash pursuant to a share transfer agreement. Furthermore, on June 3, 2024, the Company entered into an amendment to the License Agreement with Akeso to expand its territories covered under the License Agreement to also include the Latin America, Middle East and Africa regions (collectively, and as expanded, the "Licensed Territory"), for which Summit paid an upfront payment of $15.0 million cash in the third quarter of 2024. In addition, the Company will potentially owe Akeso (a) milestone payments tied to achievement of regulatory approval of ivonescimab with various regulatory authorities in the Licensed Territory (b) milestone payments tied to achievement of annual revenue from ivonescimab in the Licensed Territory and (c) royalty payments equal to low-double-digit percentage of annual revenues from ivonescimab in the Licensed Territory.

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

In addition to the Phase III clinical trials sponsored by the Company, ivonescimab is also being developed in China and Australia by Akeso in multiple solid tumors and has been dosed in more than 1,800 patients globally.

HARMONi-A

Based on data published by Akeso at the 2024 Annual Meeting of the American Society of Clinical Oncology (ASCO 2024) and in a recent publication in the Journal of the American Medical Association (JAMA) in the HARMONi-A study, in a single-region (China), randomized, double-blinded Phase III study in patients with NSCLC who have progressed following an EGFR-TKI, ivonescimab achieved its primary endpoint of PFS when combined with doublet chemotherapy (pemetrexed and carboplatin). Patients experienced a 54% reduction in disease progression or death as compared to placebo plus doublet-chemotherapy (HR: 0.46, 95% CI: 0.34 - 0.62; p<0.001). In a pre-specified subgroup analysis of patients who received a previous third-generation TKI, a hazard ratio of 0.48 was observed. A median Overall Survival (mOS) in this study of 17.1 months was observed, reflecting a 20% reduction in death as compared to placebo plus chemotherapy in the study (HR: 0.80, 95% CI: 0.59 - 1.08). The Phase III study was considered to have demonstrated a tolerable safety profile and a low discontinuation rate for adverse events.

HARMONi-2

After announcing positive qualitative results for the HARMONi-2 trial, also referred to as AK112-303, a randomized, single-region (China) Phase III study sponsored by Akeso, on May 30, 2024, the Company announced, on September 8, 2024, quantitative data from the primary analysis of the Phase III HARMONi-2 trial featuring ivonescimab that was presented as part of the Presidential Symposium at the International Association for the Study of Lung Cancer’s (IASLC) 2024 World Conference on Lung Cancer (WCLC 2024). The HARMONi-2 presentation evaluated monotherapy ivonescimab compared to monotherapy pembrolizumab in patients with locally advanced or metastatic NSCLC whose tumors have positive PD-L1 expression. HARMONi-2 is a single region, multi-center, double-blinded Phase III study conducted in China sponsored by Akeso, with data generated and analyzed by Akeso.

In the HARMONi-2 primary analysis, ivonescimab monotherapy demonstrated a statistically significant improvement in the trial’s primary endpoint, PFS by Independent Radiologic Review Committee (IRRC), when compared to monotherapy pembrolizumab, achieving a hazard ratio of 0.51 (95% CI: 0.38, 0.69; p<0.0001). A clinically meaningful benefit was demonstrated across clinical subgroups, including patients with tumors with high PD-L1 expression. Overall survival data was not yet mature at the time of the data cutoff and will be evaluated in the future.

Ivonescimab demonstrated an acceptable and manageable safety profile, which was consistent with previous studies. There were three patients (1.5%) who discontinued ivonescimab due to treatment-related adverse events (TRAEs) compared to six patients (3.0%) who discontinued pembrolizumab due to TRAEs. There was one patient in the ivonescimab arm and two patients in the pembrolizumab arm who died as a result of TRAEs in this Phase III study.

Additional Phase II Data Sets

In addition to the HARMONi-2 data announced, on September 8, 2024 at the WCLC 2024, Akeso also announced the results from AK112-205, a single-region (China), multi-center, open-label Phase II study, sponsored by Akeso, of patients with Stage II or III resectable NSCLC, with data generated and analyzed by Akeso. Further, the Company announced that data for ivonescimab was presented as a part of the 2024 European Society for Medical Oncology Annual Meeting (ESMO 2024) featuring updated ivonescimab data in advanced triple-negative breast cancer (TNBC), recurrent / metastatic head and neck squamous cell carcinoma (HNSCC), and metastatic microsatellite-stable (MSS) colorectal cancer (CRC). Each trial from which the data was generated was a Phase II study conducted in China sponsored by Akeso, with data generated and analyzed by Akeso.

Based on data published by Akeso at the 2024 European Lung Cancer Conference, in the AK112-201 (Cohort 1), a Phase II study conducted in China, for first-line advanced NSCLC patients with squamous histology, (n=63), ivonescimab, combined with carboplatin and paclitaxel, demonstrated a median PFS of 11.1 months. For first-line advanced non-squamous NSCLC patients (n=72), ivonescimab, combined with carboplatin and pemetrexed, demonstrated a median PFS of 13.3 months. Median overall survival was not reached for either subgroup of patients after a median follow-up period of 22.1 months. This Phase II study was considered to have demonstrated a tolerable safety profile and a low discontinuation rate for adverse events.

Product Pipeline

Summit Sponsored Ivonescimab Trials: Ivonescimab is currently being investigated in global Phase III clinical trials. Phase I and II trials were completed by our partner Akeso. This pipeline reflects clinical trials that have been or are planned to be initiated by Summit in its Licensed Territory.

HARMONi study is a Phase III, multi-regional, potentially registration-enabling clinical trial that we joined with Akeso, and for which we started initiating and activating sites in North America and Europe during 2023. The first patient in our Licensed Territory was enrolled in the second quarter of 2023. We completed enrollment in October 2024. The two primary endpoints for this study are PFS and OS, and the study compares ivonescimab plus platinum-based doublet chemotherapy versus placebo plus platinum-based doublet chemotherapy. We expect to disclose top-line results from HARMONi in mid-2025, depending upon maturation of the data per the protocol.

The U.S. Food and Drug Administration (FDA) has granted Fast Track designation for the proposed use of ivonescimab in combination with platinum-based chemotherapy for the treatment of adult patients with locally advanced or metastatic NSCLC with EGFR mutation, who have experienced disease progression following EGFR-TKI therapy.

HARMONi-3 study is a Phase III, multi-regional, potentially registration-enabling clinical trial for which we initiated activating sites in North America and China during the fourth quarter of 2023. The primary endpoint for this study is overall survival (OS), and the study compares ivonescimab plus platinum-based doublet chemotherapy versus pembrolizumab plus platinum-based doublet chemotherapy. The Company continues to enroll patients in its HARMONi-3 clinical trial. The Company recently announced that it has the intention to amend the protocol for the HARMONi-3 study to include both squamous and non-squamous patients without actionable genomic alterations, adjust the primary endpoint for HARMONi-3 to include progression-free survival (PFS) in addition to overall survival (OS), and adjust the sample size to include an estimated 1,080 patients.

Based on the results of HARMONi-2, the Company announced its intention to initiate HARMONi-7 in early 2025. HARMONi-7 is currently planned as a multi-regional Phase III clinical trial that will compare ivonescimab monotherapy to pembrolizumab monotherapy in patients with metastatic NSCLC whose tumors have high PD-L1 expression. The sample size for this study is currently planned to have an estimated 780 patients with two primary endpoints, PFS and OS.

Summit plans to conduct its current clinical trials, as well as design and conduct additional clinical trial activities for ivonescimab within its Licensed Territory, to support and submit relevant regulatory filings. We intend to explore further clinical development of ivonescimab in solid tumor settings outside of metastatic non-small cell lung cancer, our current area of focus in its Phase III clinical trials.

In the fourth quarter of 2023, we began collaborating with multiple institutions globally and opened our investigator-initiated study program across several disease areas. In July 2024, we entered into a collaboration agreement with The University of Texas M.D. Anderson Cancer Center (MD Anderson) with the intent to further accelerate the development of ivonescimab through pre-clinical and clinical studies. Under the terms of the agreement, we have committed to MD Anderson $15.0 million in milestone payments as compensation for services to be provided for the studies, over the five-year term of the collaboration agreement. Actual costs incurred under this collaboration are expensed to research and development as MD Anderson renders the services under the agreement. As of September 30, 2024, we have not provided any funding to MD Anderson and no research and development costs have been incurred.

In addition, our partners at Akeso are sponsoring multiple, ongoing Phase II and III clinical trials in NSCLC and other cancers outside of our Licensed Territory. We plan to review the data generated from these clinical trials as a part of our consideration for advancing our clinical development pipeline for ivonescimab in our Licensed Territory.

Recent Developments

Private Placement

On September 11, 2024, we entered into the Purchase Agreements with multiple leading biotech institutional and individual accredited investors (collectively, the “Investors”), for the sale by us in a private placement (the “September 2024 Private Placement”) of an aggregate of 10,352,418 shares (the “Shares”) of our common stock, at purchase price of $22.70 per Share, which was the closing price of the common stock on September 11, 2024, for aggregate gross proceeds to us of approximately $235.0 million (the “September 2024 Private Placement”). The closing of the September 2024 Private Placement occurred on September 13, 2024. The proceeds of the September 2024 Private Placement are expected to be used to advance, in part, the clinical development of ivonescimab, including in solid tumor settings outside of metastatic non-small cell lung cancer by leveraging the data that was presented at ESMO 2024, in addition to working capital needs and general corporate purposes, including, without limitation, the repayment of principal during the third quarter of 2024 in the amount of approximately $75.5 million of the $100.0 million promissory note issued by the Company to Robert W. Duggan, due April 1, 2025. The promissory note, including accrued interest, was subsequently repaid in full on October 1, 2024.

Our Chief Executive Officer, Executive Chairman and majority stockholder, Robert W. Duggan, Chief Executive Officer, President and member of the Board of Directors (the “Board”), Dr. Mahkam Zanganeh, Chief Operating Officer, Chief Financial Officer and member of the Board, Manmeet Soni, Chief Accounting Officer, Bhaskar Anand, and member of the Board, Jeff Huber, through his controlled entity Caspian Capital LLC, each participated as Investors in the Private Placement, purchasing an aggregate of 3,480,173 shares of common stock.

On September 11, 2024, in connection with the Purchase Agreements, we entered into Registration Rights Agreements with the Investors (the “Registration Rights Agreements”). The Registration Rights Agreements provide, among other things, that we will as soon as reasonably practicable file with the Securities and Exchange Commission (the “SEC”) a registration statement registering the resale of the Shares. The Company filed the registration statement on September 19, 2024, which was automatically effective upon filing.

At-the-Market Offering

On May 13, 2024, the Company entered into an at-the-market sales agreement (the "ATM Agreement") pursuant to which the Company may, subject to the terms and conditions set forth in the agreement offer and sell, from time to time, through or to the agents, acting as agents or principal, shares of the Company's common stock, par value $0.01, having an aggregate offering price of up to $90.0 million.

During the three months ended and from the date of the ATM Agreement through September 30, 2024, the Company sold 1,807,093 shares of common stock under the ATM Agreement at a weighted-average price of $24.47 per share, for gross proceeds of $44.2 million. The remaining availability under the ATM Agreement as of September 30, 2024 is approximately $45.8 million.

The Company has received net proceeds of $43.0 million, which is net of sales commissions and other fees of approximately $1.2 million. The Company plans to use the net proceeds from this offering for working capital and general corporate purposes.

Results of Operations

Amounts reported in millions within this Quarterly Report are computed based on the amounts in thousands, and therefore, the sum of components may not equal the total amount reported in millions due to rounding.

The following table sets forth our results of operations for the three and nine month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Operating expenses:
Research and development	$37.7	$15.3	$99.4	$34.7
Acquired in-process research and development	—	—	15.0	520.9
General and administrative	20.4	5.4	46.1	18.7
Total operating expenses	58.1	20.7	160.5	574.3
Other operating (expense) income, net	(0.3)	0.3	0.1	0.8
Operating loss	(58.4)	(20.4)	(160.4)	(573.5)
Other income (expense), net	2.1	(0.8)	0.3	(4.9)
Net loss	$(56.3)	$(21.2)	$(160.1)	$(578.4)
Operating Expenses

Research and Development and Acquired In-Process Research and Development Expenses

The table below summarizes our research and development expenses by category for the three and nine month periods ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Oncology	$23.0	$10.5	$64.8	$19.3
Acquired in-process research and development	—	—	15.0	520.9
Anti-infectives	0.2	(0.1)	0.2	(1.3)
Compensation related costs, excluding stock-based compensation	8.7	4.8	22.6	14.7
Stock-based compensation	5.8	0.1	11.8	2.0
Total	$37.7	$15.3	$114.4	$555.6

Research and development expenses (excluding acquired in progress research and development noted below) increased by $22.4 million and $64.7 million during the three and nine month periods ended September 30, 2024, respectively, compared to the same periods in the prior year. This increase was primarily due to our continued investment in oncology expenses for ivonescimab, known as SMT112 in our Licensed Territory, resulting in an increase of $12.5 million and $45.5 million for the three and nine months periods ended September 30, 2024, respectively, and an increase in compensation and stock-based compensation related expenses of $9.6 million and $17.7 million in the three and nine months period ended September 30, 2024, respectively, to support the clinical development of ivonescimab as we continue to hire additional clinical resources in the oncology field, coupled with acceleration charges related to the achievement of certain market conditions on performance stock option awards, as described in Note 16 of our condensed consolidated financial statements included in this report. We expect oncology-related research and development costs to continue to increase as we progress with the development of ivonescimab.

In June 2024, we entered into a second amendment (the "Second Amendment") to the License Agreement with Akeso to expand our licensed territories to include Latin America, Middle East and Africa regions. Considered an extension of the original License Agreement, we agreed to make an upfront payment to Akeso in the amount of $15.0 million for these expanded territories which we paid in the third quarter of 2024. This was recorded in our condensed consolidated statement of operations and comprehensive loss as Acquired in process research and development expenses for the nine months ended September 30, 2024.

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

General and Administrative Expenses

The table below summarizes our general and administrative expenses by category for the three and nine month periods ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Compensation related costs, excluding stock-based compensation	$4.1	$2.3	$10.1	$7.3
Stock-based compensation	13.6	0.6	28.2	3.4
Legal fees and professional services	(0.1)	1.3	3.0	4.9
Other general and administrative expenses	2.8	1.2	4.8	3.1
Total	$20.4	$5.4	$46.1	$18.7
General and administrative expenses increased by $15.0 million and $27.4 million for the three and nine months ended September 30, 2024, respectively, compared to the same period in the prior year, primarily due to an increase of $13.0 million and $24.8 million, respectively in stock-based compensation primarily due to acceleration charges related to the achievement of certain market conditions on performance stock option awards, as described in Note 16 of our condensed consolidated financial statements included in this report. Additionally, compensation-related costs, excluding stock-based compensation increased by $1.8 million and $2.8 million, for the three and nine months ended September 30, 2024,respectively, as the Company is focused on building its executive management team to continue supporting the growth of the Company. We expect our general and administrative costs to increase as we continue to support our development efforts in ivonescimab.
Other Operating (Expense) Income, net
The table below summarizes our other operating (expense) income, net for the three and nine month periods ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Research and development tax credits	$(0.3)	$0.3	$0.1	$0.8
	$(0.3)	$0.3	$0.1	$0.8

U.K. research and development tax credits decreased by $0.6 million and $0.7 million for the three and nine months ended September 30, 2024, compared to the same period in the prior year as management updated its estimates for qualifying expenditures relating to ivonescimab, which resulted in a decrease in tax credits claimed.

Other Income (Expense), net

The table below summarizes our other income (expense), net by category for the three and nine month periods ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Foreign currency gains/(losses)	$0.2	$(0.5)	$0.2	$0.3
Interest expense on promissory notes payable to related parties	(2.5)	(2.7)	(8.6)	(13.6)
Investment income	4.3	2.5	8.7	8.0
Reclassification of cumulative currency translation gain	—	—	—	0.4
Other expense, net	—	(0.1)	—	(0.1)
	$2.1	$(0.8)	$0.3	$(4.9)

For the three and nine months ended September 30, 2024, other expense, net primarily consisted of loan interest expense incurred related to the $100 million promissory note as described in Note 14 to our condensed consolidated financial statements included in this report, for which $24.5 million was outstanding as of September 30, 2024. These amounts for both periods presented are partially offset by investment income related to our money market funds and short-term investments in U.S. treasury securities. Investment income increased $1.9 million and $0.8 million for the three and nine months ended September 30, 2024, respectively, compared to the same period in the prior year, due to an overall increase in our money market funds and short-term investments balances.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through issuances of our common stock, including our most recent private placement issued in September 2024 for gross proceeds of $235.0 million and the raise of $44.2 million gross proceeds from our ATM Agreement, issuance of debt, receipt of payments to us under license, collaboration, and commercialization arrangements, for example, our license and commercialization agreement with Eurofarma Laboratórios SA, or Eurofarma, development funding and other assistance from government entities, philanthropic, non-government and not-for-profit organizations for our product candidates. In particular, we have received funding from BARDA, CARB-X, Innovate UK, Wellcome Trust and a number of not-for-profit organizations.

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

During the three and nine months ended September 30, 2024, we incurred a net loss of $56.3 million and $160.1 million, respectively, and cash flows used in operating activities for the nine months ended September 30, 2024 was $93.4 million. As of September 30, 2024, we had an accumulated deficit of $1,153.4 million, cash and cash equivalents of $93.8 million, and short-term investments in U.S. treasury securities of $393.1 million. We expect to continue to generate operating losses for the foreseeable future.

We have evaluated whether our cash, cash equivalents and short-term investments provide sufficient cash to fund our operating cash needs for the next 12 months from the date of issuance of these quarterly financials. We believe that our cash, cash equivalents, and short-term investments as of September 30, 2024 will fund our operating cash needs for at least the next 12 months from the date of issuance of these quarterly financials.

From time to time, we may raise additional equity or debt capital through both registered offerings off of a shelf registration, including “at-the-market” offerings, and private offerings of securities. On February 20, 2024, we filed a shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on February 27, 2024. Through our shelf registration statement we may, from time to time, sell up to an aggregate of $450 million of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units. Of the $450 million of liquidity available to us under this shelf registration statement, on May 13, 2024, we had established an at-the-market offering program with J.P. Morgan Securities LLC, as sales agent, in the amount of up to $90 million, of which $45.8 million remains available for sale as of September 30, 2024. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. To the extent we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected. As of the date of this report, additional capital has not been secured.

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

Cash Flows
The following table summarizes the results of our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash used in operating activities	$(93.4)	$(57.3)
Net cash used in investing activities	$(288.8)	$(648.3)
Net cash provided by financing activities	$404.8	$80.3
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2024 was $93.4 million and was due to a net loss of $160.1 million, which included non-cash charges of $35.5 million, an adjustment of $15.0 million cash payments to investing activities, related to acquired-in process research and development for the upfront payment to Akeso for the Second Amendment signed in June 2024 and paid in the third quarter of 2024, and a net change in working capital of $16.2 million. The non-cash charges primarily consisted of $40.0 million of stock-based compensation, offset by $4.9 million relating to the amortization of the discount of short-term investments in U.S. Treasury securities. The net change in working capital was primarily due to an increase of $9.9 million in accrued liabilities, which mostly represents the interest on the current promissory notes payable, an increase of $2.5 million in accrued compensation relating to an increase in accrued bonuses, a decrease of $2.1 million in current and other long-term assets, a decrease of $0.7 million in research and development tax receivable to reflect a true-up in estimates, an increase of $0.5 million in accounts payable, and a decrease of $0.6 million in prepaid expenses.
Net cash used in operating activities for the nine months ended September 30, 2023 was $57.3 million and resulted from a net loss of $578.4 million, which included an adjustment of $475.0 million cash payments to investing activities for the purchase of in-process research and development from Akeso under the terms of the License Agreement and the associated direct transaction costs, non-cash charges of $55.1 million and a net decrease in working capital of $9.1 million. The non-cash charges primarily comprised of $45.9 million issuance of shares in lieu of cash for Akeso upfront payment, $5.9 million of non-cash interest expense, $5.4 million of non-cash charges related to stock-based compensation, partially offset by $1.7 million for amortization of discount on short-term investments. The net decrease in working capital was primarily due to a decrease of $9.9 million in accrued liabilities and accrued compensation, an increase of $3.6 million in prepaid expenses and an increase of $3.4 million in other current and long-term assets, partially offset by a decrease of $4.3 million in the research and development tax credit receivable and an increase of $2.9 million in accounts payable.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2024 was $288.8 million and was primarily due to $256.9 million received from the maturity, redemption and sale of short-term investments in U.S. Treasury securities, offset by $530.5 million related to the purchase of short-term investments and $15.0 million cash payment to Akeso for the Second Amendment signed in June 2024.
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
Financing Activities
Net cash provided by financing activities was $404.8 million for the nine months ended September 30, 2024, and primarily consisted of net proceeds of $435.0 million from various private placements, $43.0 million net proceeds from our current ATM Agreement, proceeds received of $2.2 million related to employee stock awards, partially offset by $75.5 million early principal repayment on the $100.0 million promissory notes payable with a related party.
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

Contractual Obligations and Commitments

Lease Commitments

We lease office space in Menlo Park, California, Miami, Florida, United States and in Oxfordshire, United Kingdom. In addition to our lease commitments as of December 31, 2023, which were disclosed in our Annual Report, we entered into a new lease agreement for our Miami, Florida headquarters in the first fiscal quarter of 2024. Total future lease payments as of September 30, 2024, which include base rent and sales tax are approximately $4.3 million on an undiscounted basis. This lease commenced on February 1, 2024 and has a term of 64 months. As of September 30, 2024, we have $0.3 million of restricted cash associated with an irrevocable letter of credit required by the landlord to enter into this lease.

Debt Commitments

Refer to Note 14 to our condensed consolidated financial statements included in this report for a discussion of the promissory note payable to a related party.

Other Commitments

We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. Most contracts provide for termination upon notice, and therefore are cancellable contracts. The majority of these commitments are due within one year. There have been no material changes to the Company's other contractual commitments that were disclosed in our Annual Report.

We have certain commitments under our agreements with Akeso, Wellcome Trust, the University College London and certain employees, former employees and former directors of Discuva, pursuant to which we will be required to pay royalties or make milestone payments. The License Agreement with Akeso also contains certain manufacturing and purchase commitments. As of September 30, 2024, we are unable to estimate the amount, timing or likelihood of achieving the milestones, making future product sales or assessing estimated forecasts for manufacturing and supplied materials which these contingent payment obligations relate to.

Indemnifications

Our certificate of incorporation provides that it will indemnify the directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with all of the directors and executive officers. These indemnification agreements may require us, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of our directors or executive officers. We believe the fair value for these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of September 30, 2024 and December 31, 2023.

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

Item 4. Controls and Procedures.

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) under the supervision and the participation of the Company’s management, which is responsible for the management of the internal controls, and which includes our Chief Executive Officers and our Chief Financial Officer. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently party to any material legal proceedings.

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

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None

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

3.4	Amendment No. 2 to Restated Certificate of Incorporation, dated January 19, 2023 (incorporated by reference to Exhibit 5.1 of Form 8-K filed by the Company on January 20, 2023, File No. 001-36866)
10.1†	Securities Purchase Agreement, dated September 11, 2024, by and among Summit Therapeutics Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on September 12, 2024, File No. 001-36866)
10.2†	Registration Rights Agreement, dated September 11, 2024, by and among Summit Therapeutics Inc. and the Investors named therein (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on September 12, 2024, File No. 001-36866)
31.1*	Certification of Chairman and Chief Executive Officer, Robert W. Duggan, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
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

Date: October 30, 2024	SUMMIT THERAPEUTICS INC.

	By:	/s/ Manmeet Soni
	Name:	Manmeet Soni
	Title	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)