Form 10-K
period 2024-12-31
Summit Therapeutics Inc.
filed 2025-02-24
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
(305) 203-2034
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SMMT	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☒
The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on June 30, 2024, was $827.3 million. For purposes of this computation only, all executive officers and directors have been deemed affiliates.

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 18, 2025 was 737,679,704.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2025 annual meeting of stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding the future financial performance, business prospects and growth of Summit Therapeutics Inc., that involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•the ability to develop a successful product candidate under the License Agreement (as defined in Part I, Item I Business, Overview);
•our ability to raise sufficient additional funds to make payments under the License Agreement, and fund ongoing operations and capital needs;
•the timing of and the ability to effectively execute clinical development of ivonescimab;
•the timing, costs, conduct and outcomes of clinical trials for any product candidates, including ivonescimab;
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
•our ability to establish and maintain arrangements with third parties, such as contract research organizations, contract manufacturing organizations, suppliers and distributors;
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
•whether regulatory authorities determine that additional trials or data are necessary in order to accept a new drug application for review and approval;
•our competitive position;
•our planned use of our existing cash, cash equivalents and marketable securities;
•our ability to attract and retain key scientific or management personnel;
•the impact of public health epidemics, such as the novel coronavirus pandemic (“COVID-19”), natural disasters or geopolitical instability, the response to such events and the potential effects of such events on our business, financial results, supply chain and market; and
•general economic conditions, including economic slowdowns or other adverse economic conditions, such as periods of increased or prolonged inflation.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements.

i

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in Summit speculative or risky. The following summary does not contain all of the information that may be important to you, and you should read the below summary in conjunction with the more detailed discussion of risks set forth under the heading “Risk Factors” in Part I, Item IA of this Annual Report on Form 10-K.

Risks Related to Our Financial Position and Need for Additional Capital
•We are a development-stage company and have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for at least the next several years and may never generate profits from operations or maintain profitability.
•We have not yet demonstrated an ability to successfully complete development of any product candidates.
•We will need substantial additional capital to fund our operations. Raising additional capital may cause dilution to our investors or restrict our operations.
•We depend heavily on the success of ivonescimab. If we are unable to successfully develop and commercialize ivonescimab, or experience significant delays in doing so, we may extend the period in which we will incur significant financial losses as an organization.
•Worldwide economic, social and geopolitical instability could adversely affect our business and ability to raise capital in the future.

Risks Related to the Development and Commercialization of our Product Candidates
•We can provide no assurance that our clinical product candidates, including our lead product candidate, ivonescimab, will obtain regulatory approval or that the results of clinical studies will be favorable.
•Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials conducted by us or Akeso, as well as any interim results thereof, may not be predictive of future trial results and may negatively impact the size and scope of our ongoing or future Phase III clinical trials.
•Regulatory requirements and timelines may affect the scope and timeline of our trials and the potential market for our product candidates.
•If we experience unforeseen events, including unfavorable results, in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.
•Serious adverse events may limit our development of a product candidate.
•Even if a product candidate receives marketing approval, it may fail to achieve commercial success.
•We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.
•Others may discover, develop or commercialize products before us or more successfully than we do.

Risks Related to our Dependencies on Third Parties
•We depend on our relationship with, and the intellectual property licensed from, Akeso.
•We may be reliant on Akeso for knowledge transfer relating to any improvements in manufacturing of ivonescimab.
•We depend on collaborations with third parties for the development and commercialization of some of our product candidates.
•We rely on the use of third parties, including Akeso, to manufacture our product candidate.
•We rely on third parties to conduct our clinical trials and those third parties may not perform satisfactorily.

Legal, Tax, Regulatory and Compliance Risks
•Any approved product candidate may become subject to unfavorable pricing regulations, third-party reimbursement practices or other healthcare reform initiatives.
•Our business is subject to the risks associated with doing business in China.
•Product liability lawsuits against us could materially harm our business.
•If we fail to comply with applicable laws and regulations, we could face material adverse consequences.
•Changes to tax laws or the interpretation thereof could increase our future tax liabilities and adversely affect our business.
ii

•Our future tax liabilities may be greater than expected if our net operating loss carryforwards and other tax attributes are limited, we do not generate expected deductions, or tax authorities challenge our tax positions.
•If we are unsuccessful or delayed in obtaining required regulatory approvals, we may not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.
•Our ability to obtain and maintain conditional marketing authorizations in the E.U. and other countries in our Licensed Territory may be more limited in number as well as scope of the relevant authorizations and subject to several conditions and obligations that could prevent us from continuing to market our products.
•The terms of any received marketing approvals, including post-marketing requirements, and regulations may limit how we manufacture, market and price our products.

Risks Related to Our Intellectual Property, Cybersecurity and Data Privacy
•Insufficient patent protection could materially negatively impact our competitive position.
•Any litigation relating to our intellectual property may have a material adverse effect on our business.
•We may be subject to claims by third parties asserting misappropriation of their intellectual property.
•If we are unable to protect the confidentiality of our trade secrets, our business could be harmed.
•Any interruption, malfunction, or lapse related to information technology, including any cybersecurity incidents, could harm our business.
•Failure to comply with data privacy and security obligations could harm our business.

Risks Related to Operations
•We depend on our ability to retain our Co-Chief Executive Officers, Chief Operating Officer and other key executives and personnel.
•We or the third parties we rely on may be adversely affected by social unrest, terrorism or natural disasters.
•Widespread health concerns or pandemics or epidemics could harm our business.
•Any non-compliance with regulations or other misconduct by employees could harm our business.

Risks Related to Owning Our Common Stock
•Our principal stockholder and Co-Chief Executive Officer maintains the ability to control or significantly influence all matters submitted to stockholders for approval.
•We are a “controlled company” under the listing requirements of the Nasdaq Stock Market, which could adversely affect our stockholders.
•The price of our shares of common stock have been, and may continue to be, volatile.
•Substantial future sales of our shares of common stock in the public market, or the perception that these sales could occur, could cause the price of the shares to decline significantly, even if our business is doing well.
•Any failure to maintain an effective system of internal control over financial reporting could decrease confidence in our financial and other public reporting, which would harm our business.
•Our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers and employees is limited by our Certificate of Incorporation.
•Because we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for our stockholders.
•We are exposed to risks related to currency exchange rates.
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

The Company’s current lead development candidate is ivonescimab, a novel, potential first-in-class bispecific antibody intending to combine the effects of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF compound into a single molecule. On December 5, 2022, the Company entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso, Inc. and its affiliates (collectively, “Akeso”) pursuant to which the Company has in-licensed intellectual property related to ivonescimab. Through the License Agreement, the Company obtained the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan. The License Agreement and transaction closed in January 2023 following customary waiting periods. On June 3, 2024, the Company entered into an amendment to the License Agreement with Akeso to expand its territories covered under the License Agreement to also include the Latin America, Middle East and Africa regions (collectively, and as expanded, the "Licensed Territory"). The Company’s operations are focused on the development of ivonescimab and other future activities, as the Company determines.

The Company has begun its development for ivonescimab in non-small cell lung cancer (“NSCLC”), specifically launching Phase III clinical trials in the following proposed indications:

(a) ivonescimab combined with chemotherapy in patients with epidermal growth factor receptor (“EGFR”)-mutated, locally advanced or metastatic non-squamous NSCLC who have progressed after treatment with a third-generation EGFR tyrosine kinase inhibitor (“TKI”) (“HARMONi”); and

(b) ivonescimab combined with chemotherapy in first-line metastatic NSCLC patients (“HARMONi-3”).

In addition, the Company has begun to activate clinical trial sites in the United States for a Phase III clinical study in the following proposed indication:

(c) ivonescimab monotherapy in first-line metastatic NSCLC patients with high PD-L1 expression (“HARMONi-7”).

In October 2024, the Company completed enrollment in its HARMONi clinical trial. The Company expects to disclose topline results from HARMONi in mid-2025, depending upon maturation of the data per the protocol.

Akeso Collaboration and License Agreement

Pursuant to the License Agreement with Akeso, the Company received the rights to develop and commercialize ivonescimab in the Licensed Territory. Akeso will retain development and commercialization rights for the rest of the world excluding the Licensed Territory. In exchange for these rights, Summit made an upfront payment during the first quarter of 2023 comprised of $474.9 million cash and the issuance of 10 million shares of Company common stock in lieu of $25.1 million cash pursuant to a share transfer agreement. Furthermore, on June 3, 2024, the Company entered into an amendment to the License Agreement with Akeso to expand its territories covered under the License Agreement to also include the Latin America, Middle East and Africa regions for which Summit paid an upfront payment of $15.0 million cash in the third quarter of 2024. In addition, the Company may also pay Akeso (a) milestone payments tied to achievement of regulatory approval of ivonescimab with various regulatory authorities in the Licensed Territory, (b) milestone payments tied to achievement of annual revenue from ivonescimab in the Licensed Territory and (c) royalty payments equal to low-double-digit percentage of annual revenues from ivonescimab in the Licensed Territory. In connection with the License Agreement, the Company agreed to purchase a certain portion of drug substance and/or drug product for clinical and commercial supply and to enter into a supply agreement with Akeso.

Pursuant to the terms of the License Agreement, Summit has final decision-making authority with respect to commercial strategy, pricing and reimbursement and other commercialization matters in the Licensed Territory. Summit has not assumed any liabilities (including contingent liabilities), nor acquired any physical assets or trade names, or hired or acquired any employees from Akeso in connection with the License Agreement.

Ivonescimab

Ivonescimab is a novel potential first-in-class PD-1 / VEGF bispecific antibody, believed to be the most advanced in clinical development in the Licensed Territory. Engineered with Akeso’s unique Tetrabody technology, ivonescimab, as a single molecule, blocks programmed cell death protein 1 (“PD-1”) from binding to PD-L1 and PD-L2, and blocks vascular endothelial growth factor (“VEGF”) from binding to VEGF receptors. Ivonescimab is designed to potentially allow cooperative binding of the intended targets, such that the binding of PD-1 increases the binding affinity of VEGF. In view of the co-expression of VEGF and PD-1 in the tumor micro-environment (“TME”), ivonescimab may block these two pathways more effectively and enhance the antitumor activity, as compared to combination therapy through what is believed to be a unique cooperative binding mechanism.
This could differentiate ivonescimab as there is potentially higher expression (presence) of both PD-1 and VEGF in tumor tissue and the TME as compared to normal tissue in the body. As shown in Akeso’s in-vitro studies, ivonescimab’s tetravalent structure (four binding sites) enables higher avidity (accumulated strength of multiple binding interactions) in the TME with over 10 fold increased binding affinity to PD-1 in the presence of VEGF in vitro. This tetravalent structure, the intentional novel design of the molecule, and bringing these two targets into a single bispecific antibody with cooperative binding qualities has the potential to direct ivonescimab to the tumor tissue versus healthy tissue. The intent of this design is to improve upon previously established efficacy thresholds, in addition to side effects and safety profiles associated with these targets.

Ivonescimab is currently being developed by both Akeso and the Company in multiple Phase III clinical trials. There are also multiple early-phase trials being conducted in multiple solid tumors. Ivonescimab has been dosed in more than 2,300 patients globally.

Akeso-Sponsored Ivonescimab Trials

Akeso is currently developing ivonescimab in non-small cell lung cancer and other solid tumor settings. Ivonescimab is currently approved in China in combination with chemotherapy for patients with EGFR-mutated non-small cell lung cancer whose tumors have progressed following an EGFR-TKI based on the results of the HARMONi-A clinical trial that was first announced and presented in 2024. In addition, a supplemental application has been submitted in China by Akeso for ivonescimab as monotherapy based on the results of the HARMONi-2 study in first-line, PD-L1 positive non-small cell lung cancer. Further details related to these two trials, in addition to other Phase II clinical data presented during 2024, are described further below. In addition, Akeso is currently conducting Phase III clinical trials in combination with chemotherapy in first-line advanced squamous NSCLC (HARMONi-6) and first-line biliary tract cancer (HARMONi-GI1), as well as in combination with ligufalimab, a proprietary Akeso-owned investigational CD-47 monoclonal antibody, in first-line recurrent / metastatic PD-L1 positive head-and-neck cancer (HARMONi-HN1). Further, Akeso has announced its intention to conduct Phase III clinical trials in combination with chemotherapy in first-line advanced PD-L1 low or negative triple-negative breast cancer (HARMONi-BC1) and first-line advanced pancreatic cancer (HARMONi-GI2).

HARMONi-A

Based on data published by Akeso at the American Society of Clinical Oncology (ASCO 2024) and in a recent publication in the Journal of the American Medical Association (JAMA) in the HARMONi-A study, in a single-region (China), randomized, double-blinded Phase III study in patients with NSCLC who have progressed following an EGFR-TKI, ivonescimab achieved its primary endpoint of PFS when combined with doublet chemotherapy (pemetrexed and carboplatin). Patients experienced a 54% reduction in disease progression or death as compared to placebo plus doublet-chemotherapy (HR: 0.46, 95% CI: 0.34 - 0.62; p<0.001). In a pre-specified subgroup analysis of patients who received a previous third-generation TKI, a hazard ratio of 0.48 was observed. A median Overall Survival (mOS) in this study of 17.1 months was observed, reflecting a 20% reduction in death as compared to placebo plus chemotherapy in the study (HR: 0.80, 95% CI: 0.59 - 1.08). The Phase III study was considered to have demonstrated a tolerable safety profile and a low discontinuation rate for adverse events.

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

Ivonescimab demonstrated an acceptable and manageable safety profile, which was consistent with previous studies. There were three patients (1.5%) who discontinued ivonescimab due to treatment-related adverse events ("TRAEs") compared to six patients (3.0%) who discontinued pembrolizumab due to TRAEs. There was one patient in the ivonescimab arm and two patients in the pembrolizumab arm who died as a result of TRAEs in this Phase III study.

Additional Phase II Data Sets

In addition to the HARMONi-2 data announced at WCLC 2024, Akeso also announced Phase II trial results from AK112-205, for patients with Stage II or III resectable NSCLC. Further, the Company announced data for ivonescimab was presented as a part of the 2024 European Society for Medical Oncology Annual Meeting (ESMO 2024) featuring updated Phase II ivonescimab data in advanced triple-negative breast cancer (TNBC), recurrent / metastatic head and neck squamous cell carcinoma (HNSCC), and metastatic microsatellite-stable (MSS) colorectal cancer (CRC). At ASCO 2024, Akeso presented ivonescimab Phase II data in biliary-tract cancer (BTC). Earlier, at the 2024 European Lung Cancer Conference (ELCC 2024), Akeso announced updated data from AK112-201 (Cohort 1), a Phase II study for patients with first-line advanced NSCLC. Each trial from which the data was generated was a multi-center Phase II study conducted in China sponsored by Akeso, with data generated and analyzed by Akeso.

Product Pipeline

Summit Sponsored Ivonescimab Trials

Ivonescimab is currently being investigated in global Phase III clinical trials. Phase I and II trials were completed by or are ongoing with our partner Akeso. This pipeline reflects Phase III clinical trials that have been or are planned to be initiated by Summit in its Licensed Territory.

HARMONi study (NCT05184712) is a Phase III, multi-regional, potentially registration-enabling clinical trial, which enrolled patients in North America, Europe, and China. Patients enrolled in China were also enrolled as a part of the HARMONi-A study. We completed enrollment of patients in North America and Europe in October 2024. The two primary endpoints for this study are progression-free survival ("PFS") and overall survival ("OS"), and the study compares ivonescimab plus platinum-based doublet chemotherapy versus placebo plus platinum-based doublet chemotherapy in patients with advanced or metastatic EGFR-mutated NSCLC whose tumors have progressed following treatment with a third generation EGFR-TKI. We expect to disclose top-line results from HARMONi in mid-2025, depending upon maturation of the data per the protocol.

The U.S. Food and Drug Administration ("FDA") has granted Fast Track designation for the proposed use of ivonescimab in combination with platinum-based chemotherapy for the treatment of adult patients with locally advanced or metastatic NSCLC with EGFR mutation, who have experienced disease progression following EGFR-TKI therapy.

HARMONi-3 study (NCT05899608) is a Phase III, multi-regional, potentially registration-enabling clinical trial for which we initiated activating sites in North America and China during the fourth quarter of 2023 and later in Europe in 2024. The two primary endpoints for this study are PFS and OS, and the study compares ivonescimab plus platinum-based doublet chemotherapy versus pembrolizumab plus platinum-based doublet chemotherapy in first-line patients with metastatic squamous NSCLC and, based on changes made to the protocol in the fourth quarter of 2024, non-squamous NSCLC. Enrollment is ongoing in all regions for patients with squamous tumors; the protocol amendment is effective and enrollment has begun in United States in the fourth quarter of 2024 for patients with non-squamous tumors. The Company plans to enroll an estimated 1,080 patients.

Based on the results of HARMONi-2, the Company has begun to activate clinical trial sites in the United States for HARMONi-7. HARMONi-7 is a multi-regional Phase III clinical trial that will compare ivonescimab monotherapy to pembrolizumab monotherapy in patients with metastatic squamous and non-squamous NSCLC whose tumors have high PD-L1 expression. The sample size for this study is currently planned to have an estimated 780 patients with two primary endpoints, PFS and OS.

Summit is conducting its current clinical trials, and plans to design and conduct additional clinical trial activities for ivonescimab within its Licensed Territory, to support and submit relevant regulatory filings. We intend to explore further clinical development of ivonescimab in solid tumor settings outside of metastatic non-small cell lung cancer, our current area of focus in its Phase III clinical trials.

In the fourth quarter of 2023, we began collaborating with multiple institutions globally and opened our investigator-sponsored trials program across several disease areas. We continued to expand this program in 2024 in order to discover additional opportunities for ivonescimab, including in several tumors outside of our current development plan.

We plan to review the data generated from these clinical trials as a part of our consideration for advancing our clinical development pipeline for ivonescimab in the Licensed Territory.

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

Competition for ivonescimab

Ivonescimab is currently being investigated in global Phase III clinical trials in Summit’s Licensed Territory in two metastatic NSCLC indications:

(a) ivonescimab combined with chemotherapy in patients with epidermal growth factor receptor (“EGFR”)-mutated, locally advanced or metastatic non-squamous NSCLC who have progressed after treatment with a third-generation EGFR tyrosine kinase inhibitor (“TKI”) (“HARMONi”); and

(b) ivonescimab combined with chemotherapy in first-line metastatic squamous NSCLC patients (“HARMONi-3”)

In addition, the Company has begun to activate clinical trial sites in the United States for a Phase III clinical study in the following proposed indication:

(c) ivonescimab monotherapy in first-line metastatic NSCLC patients with high PD-L1 expression (“HARMONi-7”).

Ivonescimab is also being investigated in multiple Phase II and Phase III clinical trials in China. We plan to review the data generated from these clinical trials as a part of our consideration for advancing our clinical development pipeline for ivonescimab in the Licensed Territory.

There are no known PD-1-based bispecific antibodies currently approved by the FDA, the European Medicines Agency (“EMA”), or Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”). There are currently no known approved PD-1/VEGF bispecific antibodies that are further advanced in clinical trial development or approved in the territories in which we have licensed ivonescimab. However, there are several PD-(L)1/VEGF(R2) bispecific antibodies in development around the world, including multiple that are currently in development or with planned development globally. These include, but are not limited to BNT327, which is owned by BioNTech SE, which has begun conducting Phase III clinical studies globally, and LM-299, which was licensed globally by Merck & Co., Inc. in November 2024.

Our current clinical development plan in the Licensed Territory is focused on NSCLC. Several pharmaceutical and biotechnology companies have established themselves in the market for the treatment of NSCLC, and several additional companies are developing products for the treatment of NSCLC. Currently, the most commonly used treatments for first-line NSCLC without genomic alterations are several immuno-oncology drugs and chemotherapies, administered either individually as monotherapy, in combination with each other, or in combination with other approved therapeutics. In addition to various chemotherapies, several immunotherapies have been approved by the FDA for these treatments, including, but not limited to pembrolizumab, atezolizumab, nivolumab, durvalumab, cemiplimab and ipilimumab. There are anti-angiogenic therapies which are approved for the treatment of certain lung cancers, including bevacizumab in front-line non-squamous NSCLC as well as ramucirumab for patients who have progressed after platinum-based chemotherapy. The proposed indications for ivonescimab in the HARMONi-3 and HARMONi-7 clinical trial settings in first-line NSCLC may face competition from clinical candidates such as novel immunotherapy targets including various clinical candidates targeting T-cell immunoreceptors with Ig and ITIM domains (TIGIT) and lymphocyte activation gene 3 (LAG-3) each of which have various developers for different candidates as either monoclonal antibodies or multispecific antibodies, a bispecific antibody, volrustomig (AstraZeneca), and antibody drug conjugates (ADCs) with novel targets such as datopotamab deruxetecan (AstraZeneca and Daiichi Sankyo), sacituzumab tirumotecan (Merck), and sigvotatug vedotin (Pfizer), each having announced, are currently enrolling in, or having completed enrollment in Phase III clinical trials.

For those patients EGFR mutations, there are several targeted therapies that have also been approved in the front-line setting, including, but not limited to, osimertinib (AstraZeneca) with or without chemotherapy and amivantamab and lazertinib (both from Johnson & Johnson). The proposed indication for ivonescimab in the HARMONi clinical trial setting, post third-generation EGFR-TKIs such as osimertinib or lazertinib, may face competition from amivantamab plus chemotherapy, as well as clinical candidates such as as datopotamab deruxetecan (AstraZeneca and Daiichi Sankyo) and patritumab deruxtecan (Merck and Daiichi Sankyo).

Should ivonescimab ultimately receive marketing authorization in certain jurisdictions within the Licensed Territory, the marketing authorization holder for some of the approved agents may lose exclusive rights to these agents, increasing competition from biosimilar agents or generic compounds.

As we intend to explore further clinical development of ivonescimab in solid tumor settings outside of metastatic non-small cell lung cancer, our current area of focus in our Phase III clinical trials, we will encounter significant competition in the development of ivonescimab in each of these potential settings.

Manufacturing

We do not own or operate, and currently have no plans to establish, manufacturing facilities for the production of clinical or commercial quantities of ivonescimab. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop.

Ivonescimab

In connection with the License Agreement, we agreed to purchase a certain portion of drug substance and/or drug product for clinical and commercial use and to enter into a supply agreement with Akeso. Until such time that we are able to establish second source suppliers or are able to manufacture the drug substance independently, Akeso shall be solely responsible for the manufacture of the drug substance for use in the Licensed Territory. We continue to make progress in transferring relevant know-how to third parties to establish additional supply sources. We are using a different third-party supplier for clinical packaging, labeling and distribution of the clinical drug product.

Intellectual Property

We have obtained and maintain proprietary protection for our antibiotic product candidates, technology and know-how. We strive to protect the proprietary technology by, among other methods, seeking and maintaining patents, where available, that are intended to cover our product candidates, compositions and formulations, their methods of use and processes for their manufacture and any other inventions that are commercially important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary and competitive position.

Ivonescimab Program. Following the completion of the License Agreement with Akeso, we have in-licensed the rights to various Akeso patents and patent applications covering ivonescimab and related compositions of matter and methods of manufacture/use in the Licensed Territory and have rights to control prosecution of such in-licensed intellectual property in the Licensed Territory in collaboration with Akeso. We continue to develop, identify, and strive to protect other technologies that are commercially relevant to our ivonescimab position.

Patent Number	Country/Region*	Patent Type	Not Due to Expire Before**
12195527	United States	Compositions of Matter	August 30, 2039
3882275	Europe	Compositions of Matter & Methods of Manufacture/Use	August 30, 2039
7374995	Japan	Compositions of Matter & Methods of Manufacture/Use	August 30, 2039
7589314	Japan	Methods of Use	August 30, 2039

*Additional granted patents and/or pending patent applications in the U.S., Europe, Japan, and other countries/regions, not due to expire before 2039 to 2042, may be available.
**Dates do not account for any available patent term adjustment/extensions/supplemental protection certificates and assume that all maintenance/annuity fees are timely paid.

Trade Secrets. In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors, manufacturers, and commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Trademarks. We are in the process of selecting a name for ivonescimab, which we will pursue protection for as a trademark in the Licensed Territory. In connection with the development of our product pipeline, we will seek protection for marks we currently use and future marks when appropriate.

We may not be able to obtain, maintain or protect the intellectual property rights necessary to conduct our business, and we may be subject to claims, whether or not meritorious, that we infringe or otherwise violate the intellectual property rights of third parties. For more information, please see the section on “Risk Factors – Risks Related to Intellectual Property”.

Government Regulation

As a biopharmaceutical company focused on the discovery, development, and commercialization of novel therapeutics for serious diseases, we are subject to extensive and ongoing regulation by government authorities, including regulation by the United States Food and Drug Administration (“FDA”) under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations, as well as by other regulatory bodies in the United States, Europe and other countries in which we operate. Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, record keeping, labeling, pricing, reimbursement, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs under the FDCA and implementing regulations. An entity that takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a “sponsor” or “applicant.” The failure of a sponsor to comply with the FDCA and applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant or sponsor to a variety of administrative or judicial sanctions, including imposition of a clinical hold or other delays in the conduct of a study, refusal by the FDA to approve pending applications, withdrawal of an approval, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production, importation or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice (“DOJ”), or other federal and state governmental entities.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”) regulations;
•submission to the FDA of an Investigational New Drug (“IND”) Application, which must take effect before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, approving each clinical study at each research site before a clinical trial may be initiated at the site;
•performance of adequate and well-controlled human clinical trials in accordance with current good clinical practice (“GCP”) standards, to establish the safety and efficacy of the proposed drug product for each indication;
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
•satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted in support of the NDA/BLA;
•payment of user fees and securing FDA approval of the NDA/BLA for the marketing of the drug product; and
•compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies (“REMS”), where applicable, and any post-approval studies required by the FDA.

Preclinical Studies

Before an applicant begins testing a compound with potential therapeutic value in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluation of the purity and stability of the API and the formulated drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations and the United States Department of Agriculture's Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the synthesis and physical characteristics of the investigational product. Prior to submission of an NDA or BLA, a manufacturer must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the candidate product and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested. Stability studies must be conducted to demonstrate that the candidate product does not undergo unacceptable deterioration over its shelf-life.

The IND and Institutional Review Board (“IRB”) Processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in a clinical investigational clinical trial and serves as a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA/BLA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each new IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA when there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls, or CMC. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation, and FDA must provide a basis for its imposition within 30 days after imposition of a clinical hold. A partial clinical hold is a delay or suspension of fewer than all of the clinical investigations subject to the IND.

Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an IND as support for an IND or an NDA or BLA. The final rule provides that such studies must be conducted in accordance with GCP, including review, approval, and continuing review by an independent ethics committee, or IEC, and freely given informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

In addition to the foregoing IND requirements, an IRB/Ethics Committee (“EC”) representing each institution participating in any clinical trial for which data is intended to be submitted to FDA must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB/EC must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB/EC must operate in compliance with FDA/HA (“Health Authority”) regulations. An IRB/EC can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s/EC’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts with relevant expertise that organized by the trial sponsor, but should be independent of the sponsor, and is known as a data safety monitoring board or data safety monitoring committee (“DSMB”). A DSMB recommends to the sponsor whether to continue, modify, or stop a trial or trials based on its periodic review of accumulating data from one or more clinical trials. Suspension or termination of a clinical trial or a clinical development program during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

Information about clinical trials must be submitted within specific timeframes to the National Library of Medicine (“NLM”), for public dissemination on its ClinicalTrials.gov website. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties. Similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries, as well.

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company upon request by the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.

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

On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase II or Phase III study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy. Sponsors are not required to provide access to investigational products via expanded access, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek access to an investigational drug product without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Human Clinical Trials in Support of an NDA/BLA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their freely given informed consent in accordance with FDA regulations and applicable local laws before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring the study and the safety and effectiveness criteria to be evaluated.

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

Phase III. The investigational drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate sufficient data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product. These clinical trials are commonly referred to as “pivotal” studies, which denotes a study that is intended to generate data that will be relied upon by the FDA or another relevant regulatory agency as the primary basis for approval of a product candidate.

Progress reports of the clinical trials must be submitted at least annually to the FDA, and more frequently in some circumstances, such as if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase I, Phase II and Phase III clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or other regulatory authority or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, a reviewing IRB/EC can suspend or terminate approval of a clinical trial at a clinical trial site if the clinical trial is not being conducted in accordance with the IRB’s/EC’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA or other regulatory authority will typically inspect one or more clinical trial sites prior to approval of an NDA or BLA to assure compliance with GCP and assess the integrity of the clinical data submitted in support of the NDA or BLA.

Under the Pediatric Research Equity Act (“PREA”) of 2003, an application or supplement to an NDA or BLA for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must contain a pediatric assessment unless the applicant has obtained a waiver or deferral. The pediatric assessment includes data to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective or reasons why dosing in pediatric patients is not recommended. The FDA also may require holders of approved NDAs and BLAs for marketed drugs and biological products to conduct pediatric studies under certain circumstances. With enactment of the Food and Drug Administration Safety and Innovation Act (“FDASIA”), in 2012, sponsors of drug product applications subject to PREA must also submit pediatric study plans prior to the assessment data during the development program. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct any deferral or waiver requests and other information required or applicable by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the pediatric plan at any time.

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

Submission of an NDA/BLA to the FDA

Assuming successful completion of required clinical investigations and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs and BLAs is subject, under the Prescription Drug User Fee Reauthorization Act of 2022 (“PDUFA VII”), to an application user fee, which for federal fiscal year 2025 is $4,310,002 for an application requiring clinical data. The sponsor of the approved NDA/BLA is also subject to an annual program fee, which for the fiscal year 2025 is $403,889. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

Following submission of an application, the FDA conducts a filing review of an NDA or BLA within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review.

The FDA has agreed to certain performance goals in the review process of NDAs and BLAs. Under the agency's PDUFA VII commitments, 90% of applications seeking approval of new molecular entities (“NMEs”), are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the acceptance date. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA or BLA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections cover all or selected facilities associated with an NDA/BLA submission, including drug component manufacturing (such as API), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

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

Fast Track, Breakthrough Therapy and Priority Review

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast-track designation, breakthrough therapy designation, priority review designation and regenerative medicine advanced therapy designation.

Specifically, the FDA may designate a product for fast-track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast-track products, sponsors may have greater interactions with the FDA, and the FDA may initiate review of sections of a fast-track product’s application before the NDA or BLA is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast-track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast-track application does not begin until the last section of the NDA or BLA is submitted. In addition, the fast-track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging from the clinical development program.

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

The Food and Drug Omnibus Reform Act of 2022 (“FDORA”) modified certain statutory provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial well underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months; and use expedited procedures to withdraw accelerated approval of an NDA or BLA if a confirmatory trial fails to verify the product’s clinical benefit. In March 2023, the FDA issued draft guidance outlining its current thinking and approach to accelerated approval. Noting that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer, FDA’s guidance outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology products. FDA recommended a randomized controlled trial as the preferred approach to assessing the safety and efficacy as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. This is a departure from the previously common use of single-arm trials to support accelerated approval of oncology products. While this draft guidance is not legally binding, sponsors seeking consideration of a product for accelerated approval typically adhere to the FDA’s guidance to enhance the likelihood of their products qualifying for accelerated approval.

The FDA’s Decision on an NDA or BLA

On the basis of the FDA’s evaluation of the NDA or BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record keeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences related to the use of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fee requirements for any marketed product, as well as new application fees for supplemental applications that include clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including post-marketing clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and some state agencies and submit to FDA an annual listing of products manufactured for commercial distribution at each facility. Drug manufacturers are subject to periodic announced or unannounced inspections by the FDA and these state agencies for compliance with cGMP and other regulatory requirements. Changes to the manufacturing process for a drug product are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production, quality control and pharmacovigilance to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw marketing approval for marketing of a drug product if compliance with regulatory requirements and standards is not maintained or if unanticipated adverse events or other safety concerns occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•restrictions on the marketing or manufacturing of the product, suspension of the approval, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or imposition of clinical holds on post-approval clinical trials;
•refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; or

•injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. Regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s approved prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting manufacturers and their representatives from promoting a drug product for off-label uses or uses that are otherwise inconsistent with the product’s labeling. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in non-promotional, non-misleading communication regarding uses of a product that are inconsistent with a product’s labeling, such as distributing certain scientific information or publications such as medical journal articles.

If a company is alleged to have promoted a product for off-label uses, it may become subject to investigations, adverse public relations and administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. In addition, an action may be brought on behalf of the government by a qui tam relator under the Federal False Claims Act asserting that a manufacturer’s communications regarding an off-label use of its product caused submission of false claims for payment by a government health care program. These actions could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. These actions have resulted in the imposition of large civil and criminal fines and penalties against, and substantial settlements by, companies for alleged improper promotion. As a result of these actions, companies have entered into consent decrees, non-prosecution agreements, deferred prosecution agreements or corporate integrity agreements under which specified promotional conduct is changed or curtailed, and substantial compliance obligations are imposed on manufacturers.

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

Pediatric Exclusivity

Pediatric exclusivity is one type of non-patent marketing exclusivity available to drug manufacturers in the United States who have met criteria qualifying their products for pediatric exclusivity and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity for each of the manufacturers products with the same active moiety, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA/BLA sponsor submits pediatric data or fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the studies were completed using appropriate formulations and within the requested time frame, and the studies were conducted in accordance with commonly accepted scientific principles, the additional protection may be granted. Upon any exclusivity determination by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another generic or biosimilar application.

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

Orphan-Drug Designation and Exclusivity

Under the Orphan Drug Act, FDA may grant orphan drug designation to a drug or biologic product intended to treat a rare disease or condition. A rare disease or condition is defined as one that either affects fewer than 200,000 individuals in the United States or for which a manufacturer has no reasonable expectation that the cost of developing and making the product available in the United States for the disease or condition will be recovered from sales of the product. A manufacturer may request an orphan drug designation for either a previously unapproved product or a new use of an FDA-approved product. Orphan drug designation must be requested before approval of an NDA or BLA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, though companies developing orphan products may be eligible for certain financial incentives such as tax credits for qualified clinical testing or waiver of certain application fees.

If a product that has orphan drug designation subsequently receives the first FDA approval for the rare disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity. This is a seven-year period of marketing exclusivity during which FDA may not approve any other applications to market the same active ingredient or active moiety for the same indication, except in limited circumstances. Such limited circumstances may include a subsequent product’s showing of clinical superiority over the product with orphan drug exclusivity. Competitors, however, may receive approval of different active ingredients or active moieties for the same indication or obtain approval for the same therapeutic agent or active moiety for a different indication.

Regulation Outside the United States

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, promotion, commercial sales and distribution of drug products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Regulation and Marketing Authorization in the European Union (“E.U.”)

Clinical Trial Approval

The Clinical Trials Regulation 536/2014, the Directive 2005/28/EC on Good Clinical Practice (“GCP”), and the related national implementing provisions of the individual E.U. Member States govern the system for the approval of clinical trials in the E.U. Under this system, an applicant must obtain prior approval from a national competent authority in one of the E.U. Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by legal frameworks regarding medicinal products (as set out in Directive 2001/20/EC and Regulation 726/2004), the GCP Directive 2005/28/EC, and, where relevant, the implementing national provisions of the individual E.U. Member States and further detailed in applicable guidance documents.

On January 31, 2022, the Clinical Trials Regulation, (E.U.) No 536/2014 (the “Clinical Trials Regulation”) fully replaced the previous Clinical Trials Directive 2001/20/EC (and any national legislation implementing the Directive). The Clinical Trials Regulation is directly applicable in all the E.U. Member States.

The Clinical Trials Regulation simplifies and streamlines the approval of clinical trials in the E.U. The main characteristics of the Regulation include: a streamlined application procedure via a single entry point, the “E.U. Portal and Database;” a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all E.U. Member States in which an application for authorization of a clinical trial has been submitted (“Concerned Member States”). Part II is assessed separately by each Concerned Member State. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Concerned Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

As in the United States, similar requirements for posting clinical trial information are present in the E.U. and in other countries.

Marketing Authorization

To obtain a marketing authorization for a product under E.U. regulatory systems, an applicant must submit a marketing authorization application (“MAA”) either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the E.U. Member States (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the E.U. prior to obtaining a marketing authorization in the E.U., applicants have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan (“PIP”), covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP. These requirements are discussed in more detail below.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (i.e., the E.U. as well as Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a “new active substance” indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may at the request of the applicant also be used in certain other cases. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.

Under the centralized procedure, the Committee for Medicinal Products for Human Use (“CHMP”) is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the E.U., the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, but the CHMP can revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of E.U. law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product, the European Commission must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the E.U. Member States and chaired by a non- voting European Commission representative. The European Parliament also has a related “droit de regard.” The European Parliament’s role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.

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

The European Commission may also grant a so-called “conditional marketing authorization” prior to the applicant obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products) if: (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

The E.U. medicines framework expressly permits the E.U. Member States to adopt national legislation prohibiting or restricting the sale, supply or use of any medicinal product containing, consisting of or derived from a specific type of human or animal cell, such as embryonic stem cells. While the products we have in development do not make use of embryonic stem cells, it is possible that the national laws in certain E.U. Member States may prohibit or restrict us from commercializing our products, even if they have been granted an E.U. marketing authorization.

Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the competent authorities of each E.U. Member State in which the product is to be marketed (these are known as the “concerned” Member States). This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The referenced E.U. Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned E.U. Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned E.U. Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all E.U. Member States.

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

Regulatory Data Protection in the E.U.

In the E.U., innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity after grant of the marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance to the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics of these innovative products, from referencing the innovator’s data to assess a generic (or abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the E.U. market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Orphan Drug Designation and Exclusivity

Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicine can be designated as an orphan medicinal product by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the E.U. when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the E.U. and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the E.U. or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition.

Once authorized, orphan medicinal products are entitled to 10 years of market exclusivity in all E.U. Member States and in addition a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10-year period with the consent of the marketing authorization holder for the original orphan medicinal product, or if the manufacturer of the original orphan medicinal product is unable to supply the medicine in sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is shown to be safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product (a) no longer satisfies the original designation criteria; or (b) is sufficiently profitable not to justify maintenance of market exclusivity.

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the E.U. Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the E.U. Member States decide on justified grounds relating to pharmacovigilance, whether to proceed with one further five-year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the E.U. market (in the case of the centralized procedure) or on the market of the authorizing E.U. Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Pediatric Studies

Prior to obtaining a marketing authorization in the E.U., applicants have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA (“PDCO”) may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate, such as for diseases that only affect the elderly population.

Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

Regulatory Requirements after a Marketing Authorization has been Obtained

In case an authorization for a medicinal product in the E.U. is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•Compliance with the E.U.’s stringent pharmacovigilance or safety reporting rules. These rules can impose post-authorization studies and additional monitoring obligations;
•The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable E.U. laws, regulations and guidance, including Directive 2001/83/EC, Directive 2017/1572/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with E.U. cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the E.U. with the intention to import the active pharmaceutical ingredients into the E.U.;
•The marketing and promotion of authorized medicines, including industry-sponsored continuing medical education and advertising directed toward the prescribers of medicines and/or the general public, are strictly regulated in the E.U. notably under Directive 2001/83EC, Regulation (EC) 726/2004 and E.U. Member State laws. Direct-to- consumer advertising of prescription medicines is prohibited across the E.U.

Pricing Decisions for Approved Products

In the E.U., pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so- called health technology assessments in order to obtain reimbursement or pricing approval. For example, the E.U. provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the E.U. have increased the amount of discounts (or rebates) required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the E.U. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Patent Term Extension

In order to compensate the patentee for delays in obtaining a marketing authorization for a patented product, a supplementary protection certificate (“SPC”) may be granted extending the exclusivity period for that specific product by up to five years. Applications for SPCs must be made to the relevant patent office in each E.U. Member State and the granted certificates are valid only in the Member State of grant. An application has to be made by the patent owner within six months of the first marketing authorization being granted in the E.U. (assuming the patent in question has not expired, lapsed or been revoked) or within six months of the grant of the patent (if the marketing authorization is granted first). In the context of SPCs, the term “product” means the active ingredient or combination of active ingredients for a medicinal product and the term “patent” means a patent protecting such a product or a new manufacturing process or application for it. The duration of an SPC is calculated as the difference between the patent’s filing date and the date of the first marketing authorization, minus five years, subject to a maximum term of five years.

A six month pediatric extension of an SPC may be obtained where the patentee has carried out an agreed Pediatric Investigation Plan, the authorized product information includes information on the results of the studies and the product is authorized in all E.U. Member States.

Brexit and the Regulatory Framework in the United Kingdom (“UK”)

The United Kingdom’s withdrawal from the E.U. took place on January 31, 2020. The EU and the UK reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the E.U. and the UK will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the UK is no longer part of the single E.U. market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (the “MHRA”), became responsible for supervising medicines in Great Britain under domestic law. The MHRA also supervises medicines in Northern Ireland, albeit largely on the basis of E.U. rules as a result of the Northern Ireland Protocol.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA is responsible for approving all medicinal products destined for the UK market (i.e., Great Britian and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and each of the UK government and the E.U. have enacted legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025. The Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (“HMR”) is the primary legal instrument for the regulation of medicines in the UK. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU.

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law.” However, new legislation such as the (EU) Clinical Trials Regulation will not be applicable in GB. Since a significant proportion of the regulatory framework for pharmaceutical products in the UK covering the quality, safety and efficacy of pharmaceutical products, clinical trials, MAs, commercial sales, and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the UK. For example, the UK is no longer covered by the centralized procedures for obtaining EU-wide MAs from the EMA, and a separate MA will be required to market our product candidates in the UK. A new international recognition framework has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new Great Britain MA.

Healthcare Law and Regulation

Health Care Providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements between drug product manufacturers and providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations, and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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
•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to health care matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain of our customers and business partners who are covered entities and their business associates, as defined by HIPAA, that may impact the way we do business with them, including mandatory contractual terms, and requirements for safeguarding the privacy, security and transmission of individually identifiable protected health information;
•Foreign Corrupt Practices Act (“FCPA”), which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
•the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act (“ACA”), which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-government third-party payors, including private insurers.

Some state and local laws impose regulations restricting the activities of pharmaceutical manufacturers that sell products in the state. Some of these laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and/or the relevant compliance guidance promulgated by the local, state or federal government. Manufacturers are required by the laws of some states to make certain disclosures or certifications related to their compliance activities to state agencies or on the manufacturer’s website. Others may impose restrictions on, or registration requirements for, a manufacturers sales representatives. Some state laws require manufacturers to report information related to payments to physicians and other healthcare providers, marketing expenditures, or price information for certain drug products. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are broader than and/or not preempted by HIPAA, thus complicating compliance efforts. Manufacturers are expected to expend substantial resources to implement compliance controls to prevent and detect noncompliance with these requirements.

Pharmaceutical Coverage and Reimbursement

In the United States and markets in many other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. Other times, they will attempt to dictate the utilization of products to treat a disease via clinical guidelines or pathways.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective resulting in payers deciding to limit reimbursement of a product. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

Pharmaceutical Price Reforms

The prices of pharmaceutical and biopharmaceutical products have been a focal point of federal, state, and foreign governments’ efforts to contain health care costs. Most significantly, interest in the adoption and implementation of cost-containment programs, including price controls, mandated price negotiations, tenders based on perceived therapeutic equivalence, restrictions on reimbursement, and requirements for substitution of generic products, have increased. Adoption of such price controls and cost-containment measures—including adoption of more restrictive policies in jurisdictions with existing controls and measures—could further limit the revenue a company might generate from the sale of an approved product, particularly if such measures result in more restrictive coverage or lower reimbursement from third party payors.

Prescription pharmaceutical pricing has been the subject of considerable discussion and activity in the United States on both the federal and state levels and from both political parties. A number of foreign, federal, and state laws impose limitations on the pricing of pharmaceutical and biopharmaceutical products. These laws may also impose controls that limit coverage and reimbursement for drugs and other medical products. Recent approaches to contain pharmaceutical costs have varied and include—among other strategies—increasing transparency in pharmaceutical pricing, reviewing the relationship between pricing and manufacturer patient programs, and directly addressing the costs of pharmaceuticals in the Medicare and Medicaid programs.
Most significantly, on the federal level, the Inflation Reduction Act (the “IRA”) was signed into law on August 16, 2022. The IRA contained substantial pharmaceutical pricing updates to the Medicare program. The extent and scope of impacts the IRA may have on our product candidates, once approved, will continue to evolve as the new administration advances implementation of the IRA’s pharmaceutical pricing provisions. Several changes included in the IRA may impact pricing, disrupt current pharmaceutical supply chain operations, and alter stakeholder behavior in a manner that ultimately reshapes the industry and impacts areas beyond the Medicare program. For example, each year, CMS will engage with selected high-spend Medicare Part D and Part B single-source drug and biologic products as part of the “Medicare Drug Price Negotiations Program,”. These negotiations compel manufacturers of these products to negotiate substantial discounts to the Medicare program or face substantial penalties. The pricing reached during these negotiations will likely have significant impacts on selected and related products, such as on pricing, prescribing, and formulary management, within Medicare and secondarily in other coverage markets. The “Medicare Drug Inflation Rebate Program,” which penalizes manufacturers for increasing prices of Medicare Part B and Medicare Part D drugs faster than the rate of inflation may also further impact industry pricing considerations for future products. Changes stemming from the Part D benefit redesign may similarly impact downstream stakeholder behavior and formulary management practices that may influence pricing and the demand for certain drugs.

Additionally, on October 20, 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation.

Changes within the landscape of the 340B Drug Pricing Program (the “340B Program”) stemming from recent litigation, enforcement activity, and state and federal legislative interest and efforts may also have implications for revenues generated from our potential product candidates, as approved. Established by Section 340B of the Public Health Service Act and overseen by the Health Resources and Services Administration (“HRSA”), the 340B Program requires manufacturers to sell outpatient prescription drugs to certain statutorily-defined safety net "covered entities" at significantly discounted prices. In recent years, there has been increased third-party utilization of the 340B Program as a result of expanded interpretations of the statute by covered entities, which has had implications for manufacturers of covered outpatient drugs.

Potential statutory or regulatory updates at the federal level, in addition to 340B-related litigation, could significantly reshape the 340B Program and its resulting impact on future sales of our potential product candidates, as approved. Notably, the landscape of contract pharmacy involvement in the dispensing of 340B drugs sold to covered entities particularly on the state-level—has continued to evolve through enforcement activity, litigation, and state-level legislation. The changes stemming from continued litigation and state activity, as well as the growing number of contract pharmacies, or any related federal legislative activity may continue to impact the volume of drugs purchased at 340B prices and the 340B Program’s impact on our product candidates, if approved.

More broadly, individual states are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, provisions designed to encourage importation from other countries and bulk purchasing of drug products by state agencies. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. Several states have also authorized the use of prescription drug affordability boards to impose price constraints on certain high-cost prescription drugs. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs.

The evolving nature of these federal and state measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could also impact third party payor behavior and result in reduced demand for our product candidates or additional pricing pressures.

General Data Protection Regulation and other Privacy Laws

We are subject to or affected by numerous data privacy and security obligations, that apply in Europe and other countries, including the European Economic Area’s (EEA’s) General Data Protection Regulation (“GDPR”). Following the withdrawal of the United Kingdom from the EU, the U.K. Data Protection Act 2018 was enacted and includes parallel obligations to those set forth by GDPR.

The GDPR is wide-ranging in scope and imposes numerous strict requirements on companies that process personal data, including heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain consent of individuals before processing their personal data. Other examples of obligations imposed by the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, taking certain measures when engaging third-party processors, and providing notification of data breaches. The GDPR also permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. In addition, the GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the U.S. The transfer of personal data from the EEA to the U.S. is generally restricted unless a company participates in the EU-U.S. Data Privacy Framework or have otherwise implemented specific safeguards to protect the data. Some privacy advocacy groups are interested in challenging these mechanisms, so the uncertainty surrounding what will constitute a legal cross-border transfer of data in the future may impact our business.

Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business. Moreover, failure to comply may lead to significant penalties or reputational harm. Beyond the GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow the GDPR as a model, other laws contain different or conflicting provisions.

Human Capital

Summit employees are the cornerstone of our strategy. We believe our ability to hire, retain and develop top talent is key in achieving our long-term strategic goals. We are committed to fostering an inclusive work environment where employees are empowered to contribute to Summit’s mission while simultaneously enhancing their professional development.

Our workforce consists of world-class leaders and experienced professionals to include, scientists, researchers, regulatory experts, clinical development specialists and business administrators working together to resolve serious, unmet medical needs for the betterment of overall human health and making a significant difference in the quality and potential duration of life for oncology patients. We are committed to employing the best talent regardless of the employee’s gender, age, ethnicity or sexual orientation.

As of December 31, 2024, we had 159 total employees. Of our total workforce, approximately 68% work in research and development, and 32% work in finance, legal, information technology, general management and other administrative functions. Approximately 92.5% of our workforce is in the United States and approximately 7.5% is outside of the United States.

Compensation and Benefits

To address a competitive and dynamic labor market and attract and retain talent, Summit provides a comprehensive total rewards package which includes market competitive salaries, stock options, an annual performance discretionary bonus, employer contributions to pension/401(k) plans, an employee stock purchase plan, paid vacations, holidays and a hybrid work schedule.

Summit visits its compensation practices and reviews its benefit programs annually, adjusting as needed to ensure that its total reward offerings continue to address the needs of its employees and compensation packages assist Summit in hiring and retaining top-talent to meet business goals and objectives.

Culture and Engagement

Summit’s culture continues to be at the center of its success. A huge part of Summit’s cultures is its core values, which are: Integrity – to uphold the highest standards; Passion for Excellence – a learning mindset embracing change to drive success; Purposeful Urgency -unwavering commitment to fulfill our mission to patients pursuing audacious goals; Accountability – assuming responsibility for our actions and outcomes; Collaboration – the power of teamwork; and Our Commitment to People – prioritizing patients and the health and safety of every Summit colleague actively providing impactful growth opportunities.

As Summit continues to grow, maintaining and emphasizing Summit’s core values will be essential in maintaining its culture.

In addition to core values, employee engagement is a priority. Summit’s employee engagement committee hosts employee events year-round celebrating achievements, honoring holidays as well as work anniversaries. This year in conjunction with HR, the engagement committee rolled out an award recognition program designed to recognize excellence and outstanding employee contributions to Summit’s mission.

Belief in Summit’s mission and commitment to help patients is not only a core value but continues to be at the forefront of employee engagement. Summit utilizes employee surveys to receive employee feedback as well as to measure the level of employee engagement. In a June 2024 survey with an 85% participation rate, 100% of employees indicated they believed in ivonescimab’s ability to help patients.

In November 2024, Summit employees participated in the Great Place to Work Survey and received the Great Place To Work® certification, with 91% of employees believing in the statement that Summit is a great place to work. We believe these results continue to show employees to be engaged, enthusiastic and strongly aligned with the Company’s mission.

Learning and Development

We are committed to investing in learning and development for our employees and provide ongoing education through the employee’s life-cycle led by Summit University. The employee education process begins during orientation where all new employees receive a comprehensive overview of the Company, partnership, and the molecule’s mechanism of action. This educational program also includes oncology training, anatomy, physiology, disease state awareness, testing, and symptoms along with the patient journey as it pertains to the Summit clinical trials. This strategy helps to ensure scientists as well as administrators start their employment with a strong foundation of shared knowledge to power the Company and its culture.

Workplace Health and Safety

We are committed to the health and safety of all of our employees. We accomplish this through the goals of compliance with applicable workplace safety laws and regulations, continuous risk assessment and expeditious action. We had no reportable health and safety issues in 2024.

Our Corporate Information

Summit Therapeutics Inc. was incorporated in Delaware on July 17, 2020. Our principal executive office is located at 601 Brickell Key Drive, Suite 1000, Miami, Florida 33131 and our phone number is (305) 203-2034. Our website is https://www.smmttx.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any reference to our website address is intended to be an inactive textual reference only.

We own or have rights to trademarks, service marks, and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. Other trademarks, service marks, and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, some of the trademarks, service marks, and trade names referred to in this Annual Report on Form 10-K are listed without the ® and ™ symbols.

Available Information

We maintain a website with the address https://www.smmttx.com/. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Through our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports in a timely manner after we provide them to the SEC.

Item 1A. Risk Factors

This section describes certain risks we face in our business. Additional risks we do not yet know of or that we currently believe are immaterial may also impair our business. If any of the events or circumstances described in this section actually occurs, our business, financial condition or operating results could suffer, and the market price of our common stock could decline. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K and our other filings with the SEC.

Risks Related to our Financial Position and Need for Additional Capital

We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never generate or maintain profits.

We are a development-stage company and we cannot assure profitability. We expect to continue to generate operating losses for the foreseeable future. Until we can generate substantial revenue and achieve profitability, we will need to raise additional capital to fund ongoing operations and capital needs. Since inception, we have incurred significant operating losses. During the year ended December 31, 2024, we incurred a net loss of $221.3 million, and cash flows used in operating activities was $142.1 million. As of December 31, 2024 we had an accumulated deficit of $1,214.6 million, cash and cash equivalents of $104.9 million, short-term investments in U.S. treasury securities of $307.5 million, and current and long-term research and development tax credits receivable of $1.3 million. These losses could continue for the next several years as we invest in clinical development of ivonescimab. We expect to continue to generate operating losses for the foreseeable future. Until we can generate substantial revenue and achieve profitability, we will need to raise additional capital to fund ongoing operations and capital needs.

To become and remain profitable, we must succeed in developing and eventually either commercializing or partnering with other organizations to commercialize products that generate significant revenue. This will require us to be successful in a range of challenging activities, including but not limited to completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates, and manufacturing, marketing, and selling any products for which we may obtain regulatory approval. We are in the preliminary stages of many of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

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

We have not yet demonstrated an ability to successfully complete development of any product candidates, which may make it difficult for you to evaluate our success and future viability.

We have not yet demonstrated an ability to successfully complete development of any product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities or otherwise obtain a partner to do so, as is necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Assuming we obtain marketing approval for any of our product candidates, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities or seek an appropriate partner or partners to maximize the commercial opportunity of our products with a deal structure that maximizes our opportunities for profitability. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition.

We will need substantial additional capital to fund our operations and to make payments under the License Agreement, and if we fail to obtain necessary financing, we could be forced to delay, reduce or eliminate the development and commercialization of our product candidates.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval or achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we are not planning to have commercially available for several years, if at all. Additional financing may not be available to us on acceptable terms, or at all.

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

Accordingly, we will need to continue to rely on additional financing in connection with our continuing operations. Additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We expect to continue to generate operating losses for the foreseeable future. Our primary future capital requirements will be related to our obligations under the License Agreement and funding research and development efforts.

The License Agreement, as amended, calls for initial consideration payments of $515 million (of which $500 million was paid in 2023 and $15 million was paid in 2024), as well as total contingent payments by the Company of up to $4.56 billion, as Akeso will be eligible to receive regulatory milestones of up to $1.05 billion and commercial milestones of up to $3.51 billion, many of which will be due before the Company anticipates generating any revenue from the License Agreement. We will need additional capital to fund our operations and payments under the License Agreement, which we may do via issuances of equity or debt or through global or regional partnerships in the Licensed Territory.

Raising additional capital may cause dilution to our investors, restrict our operations or require us to relinquish rights to our product candidates.

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

Worldwide economic, social and geopolitical instability could adversely affect our operations, revenue, financial condition, results of operations or ability to raise capital.

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the conflict between Russia and Ukraine and the conflicts in the Middle East, including those in Gaza, Lebanon and Yemen, and disruptions in the banking system and financial markets, increased inflation and rising interest rates. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The ongoing geopolitical conflicts in various parts of the world, including but not limited to Russia, Ukraine and Middle East, are difficult to predict and could adversely affect our business in the Licensed Territory as well as our ability to enroll patients and supply ivonescimab to various clinical sites in the world, resulting in adverse effects on our business and financial condition.

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

We depend heavily on the success of ivonescimab. If we are unable to successfully develop or commercialize ivonescimab, or experience significant delays in doing so, we may continue to incur significant financial losses.

We have and plan to continue investing a significant portion of our efforts and financial resources in the development of ivonescimab, which is still in clinical development. Our ability to generate product revenues, which may not occur for several years, if ever, will depend heavily on the successful development and commercialization of ivonescimab. The success of this product candidate depends on a number of factors, including, but not limited to, the following:

•our ability to use preclinical data and data of patients from Akeso’s clinical trials in China supporting registration studies and regulatory approval;
•successful completion of global clinical development;
•receipt of clinical trial approvals and future marketing approvals from applicable regulatory authorities in all the countries where we intend to conduct clinical trials or seek marketing approval; the costs of post-marketing studies, if any, that could be required by regulatory authorities in jurisdictions where approval is obtained;
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
•obtaining timely and adequate pricing and reimbursement from payors;
•ensuring no disruption in supply or lack of sufficient quantities of ivonescimab;
•effectively competing with other therapies; and
•maintaining an acceptable safety profile of ivonescimab during development and following approval.

Risks and uncertainties related to these factors could cause us to experience significant delays or an inability to successfully commercialize ivonescimab, which would materially harm our business.

Risks Related to the Development and Commercialization of our Product Candidates

Clinical development is a lengthy process with an uncertain outcome, and results of earlier studies and trials, conducted by us or Akeso, as well any interim results thereof, may not be predictive of future trial results and may negatively impact the size and scope of our ongoing or future Phase III clinical trials.

Clinical development can take several years to complete and is an expensive process with inherent uncertainty in outcomes. Failure can occur at any time during the clinical development process. The results of preclinical studies and early clinical trials of ivonescimab, conducted by us or Akeso, may not be predictive of the results of our later-stage clinical trials. Similarly, initial or interim results of a clinical trial may not be predictive of the final results and results for one indication, in one cohort, or in one of the primary endpoints or secondary endpoints, may not be predictive of the success in additional indications, with different cohorts or in additional primary or secondary endpoints. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Several factors can lead to significant variability in safety and/or efficacy results between different trials of the same drug candidate, including changes in trial procedures set forth in protocols, differences in the size, type and geographic location of the patient populations, including genetic differences, patient adherence to the dosing regimen, and other trial protocol elements and the rate of dropout among clinical trial participants. In the case of any trials we conduct, results may differ from earlier trials due to the larger number of clinical trial sites and additional countries involved in such later trials. Results may differ materially in clinical trials held across multiple cohorts or subgroups, which could lead to unfavorable regulatory or health authority decisions.

If ongoing Phase II or Phase III clinical trials conducted by Summit or Akeso involving ivonescimab, or future clinical trial results, are unfavorable, the size and scope, including the number of patients, primary and secondary endpoints, and population of patients, of ongoing and future clinical trials could be impacted. Further, we may incur additional product development costs, experience delays or become unable to obtain regulatory approval of ivonescimab for the whole clinical trial or the approved label may be restricted to one cohort or subgroup, thereby adversely affecting our business.

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

Patient enrollment is affected by several factors, including, but not limited to:

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

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays, or ultimately be unable to, develop and commercialize any product candidate.

In connection with obtaining marketing approval from regulatory authorities (including the FDA, EMA, PMDA or any other regulatory authority in the Licensed Territory) for the sale of ivonescimab, or any other product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, due to the small number of patients in our early clinical trials, results from such trials may not be predictive of the outcome of later clinical trials. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. To date, we have not completed a clinical trial for ivonescimab in the Licensed Territory and cannot predict the results of such trials.

Regulatory requirements and timelines may affect the scope and timeline of our trials and the potential market for our product candidates.

As we expand into additional countries and sites for our current and additional clinical trials, we are required to obtain the regulatory approval of the applicable clinical trial applications with the respective regulatory authorities and approvals from central or local institutional review boards. We may decide to modify our plans to enter certain regions or countries based on the timelines and requirements from the respective regulatory regions. If the process to obtain regulatory approvals in a given region or country places onerous requirements on the Company or if the Company cannot reasonably obtain such approvals without material delays to its plans, we may choose not to enter certain regions or countries for our clinical trials, which may delay the development of our product in those countries and impact the scope of our dataset and market for our products.

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
•in clinical trials that include multiple endpoints, unfavorable results in any individual endpoint may limit any regulatory approval or commercialization of the applicable product candidate;
•the number of patients required for clinical trials of our product candidates may be larger, and the diversity of the patient population required for our clinical trials may be higher, than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate for various reasons, including due to contagious diseases or illnesses;
•our ability to combine data from different regions and countries may be limited due to lack of consistency in data in these regions and countries, potentially delaying or preventing marketing approval for our product in some or all of the Licensed Territory;
•in our multi-regional trials, we may experience delays in enrollment across one or more countries and/or regions that could lead to variability in data or the trial missing the required endpoints resulting in lack of approval from regulatory authorities in some or all of the Licensed Territory;
•we may be unable to enroll a sufficient number of patients in our clinical trials to ensure adequate statistical power to detect any statistically significant treatment effects;
•we or our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•regulators, institutional review boards or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with multiple prospective trial sites;
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
•the supply or quality of our product candidates, comparator drugs or other materials necessary to conduct clinical trials of our product candidates in adolescent patients may be insufficient or inadequate, which may occur if, for example, enrollment for our clinical trial programs are delayed and the clinical supply of ivonescimab or related comparator drug manufactured for such trials was not utilized prior to its expiration and needed to be replaced, or if there were disruptions in our supply chain due to weather conditions, natural disasters or contagious diseases or illnesses, or pandemics or epidemics;
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, institutional review boards or independent ethics committees to suspend or terminate the clinical trials; and
•preclinical tests or clinical trials not beginning as planned, needing to be restructured or not being completed on schedule, or at all.

If serious adverse or inappropriate side effects are identified during the development of any product candidate, we may need to abandon or limit our development of that product candidate.

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

Even if a product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

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

The ability to negotiate, secure and maintain third-party coverage and reimbursement may be affected by political, economic and regulatory developments in the United States, the E.U., Japan and other jurisdictions in the Licensed Territory.

Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of payor acceptance of ivonescimab or any of our other product candidates that receive marketing approval.

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

Biologics, such as ivonescimab, carry unique risks and uncertainties that could negatively impact our business.

The successful development, manufacturing and sale of biologics is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics. For example, access to and supply of necessary biological materials, such as cell lines, may be limited and governmental regulations restrict access to and regulate the transport and use of such materials. In addition, the development, manufacturing and sale of biologics is subject to regulations that are often more complex and extensive than the regulations applicable to other pharmaceutical products. Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies. Such manufacturing also requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture. Failure to successfully, develop, manufacture and sell ivonescimab could adversely affect our business.

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

Several pharmaceutical and biotechnology companies have established themselves in the market for the treatment of NSCLC, and several additional companies are developing products for the treatment of NSCLC. Currently, the most commonly used treatments for first-line NSCLC without genomic alterations are several immuno-oncology drugs and chemotherapies, administered either individually as monotherapy, in combination with each other, or in combination with other approved therapeutics. In addition to various chemotherapies, several immunotherapies have been approved by the FDA for these treatments, including, but not limited to pembrolizumab, atezolizumab, nivolumab, durvalumab, cemiplimab and ipilimumab. There are anti-angiogenic therapies which are approved for the treatment of certain lung cancers, including bevacizumab in front-line non-squamous NSCLC as well as ramucirumab for patients who have progressed after platinum-based chemotherapy. The proposed indications for ivonescimab in the HARMONi-3 and HARMONi-7 clinical trial settings in first-line NSCLC may face competition from clinical candidates such as novel immunotherapy targets including various clinical candidates targeting T-cell immunoreceptors with Ig and ITIM domains (TIGIT) and lymphocyte activation gene 3 (LAG-3) each of which have various developers for different candidates as either monoclonal antibodies or multispecific antibodies, a bispecific antibody, volrustomig (AstraZeneca), and antibody drug conjugates (ADCs) with novel targets such as datopotamab deruxetecan (AstraZeneca and Daiichi Sankyo), sacituzumab tirumotecan (Merck), and sigvotatug vedotin (Pfizer), each having announced, are currently enrolling in, or having completed enrollment in Phase III clinical trials.

For those patients EGFR mutations, there are several targeted therapies that have also been approved in the front-line setting, including, but not limited to, osimertinib (AstraZeneca) with or without chemotherapy and amivantamab and lazertinib (both from Johnson & Johnson). The proposed indication for ivonescimab in the HARMONi clinical trial setting, post third-generation EGFR-TKIs such as osimertinib or lazertinib, may face competition from amivantamab plus chemotherapy, as well as clinical candidates such as as datopotamab deruxetecan (AstraZeneca and Daiichi Sankyo) and patritumab deruxtecan (Merck and Daiichi Sankyo).

There are several PD-(L)1/VEGF(R2) bispecific antibodies in development or with planned development globally. These include, but are not limited to BNT327, which is owned by BioNTech SE, which has begun conducting Phase III clinical studies globally, and LM-299, which was licensed globally by Merck & Co., Inc. in November 2024.

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

Multiple in-class and related competitors for our product candidates are and can be developed, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and market acceptance of that product candidate due to a similar competitor. In addition, any product that competes with another approved product typically must demonstrate compelling advantages in efficacy, convenience, tolerability or safety, or some combination of these factors, to gain regulatory approvals, overcome price competition and be commercially successful.

Many of our competitors may have significantly greater financial and operational resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining approvals from regulatory authorities and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to or necessary for our programs.

If we fail to plan, execute and manage our growth effectively, our ability to develop and commercialize products could suffer.

We expect that if our clinical product candidates continue to progress in development, and we continue to build our clinical operations and invest in our commercial operations, we will require significant additional investment in personnel, infrastructure and resources, Our ability to achieve our research, development and commercialization objectives depends on our ability to respond timely and effectively to these demands and expand our internal organization, systems and controls to accommodate additional anticipated growth. The expansion of our operations may lead to significant costs and may divert our management and business resources. Failure to effectively manage our growth may impact our ability to successfully develop and commercialize our product candidates.

Risks Related to our Dependencies on Third Parties

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

Additionally, the ability of Summit to realize the full potential of the License Agreement may be severely limited by factors involving intellectual property rights, including:

•whether and to what extent our technology and processes infringe on intellectual property rights of other third parties that are not subject to the License Agreement;
•whether third parties are entitled to compensation or equitable relief, such as an injunction, for our use of intellectual property without their authorization;
•our right to sublicense patent and other intellectual property rights to third parties under collaborative development relationships;
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

We may be reliant on Akeso for knowledge transfer relating to any improvements in manufacturing of ivonescimab. The loss of any of the knowledge transferred relating to ivonescimab from Akeso may cause us to incur additional transition costs or result in delays in the manufacturing and delivery of ivonescimab.

We have entered into the License Agreement pursuant to which we agreed to purchase a certain portion of drug substance and/or drug product for clinical and commercial supply, and the termination or Akeso’s breach of these agreements could have a material adverse effect on our business. Akeso’s drug substance and drug product may not comply with regulatory authority quality requirements or have sufficient stability for commercialization which may require additional investment and delay our development, approval and commercialization plans.

Further, failure of Akeso to adequately transfer knowledge to Summit relating to any improvements in producing ivonescimab could have a material adverse effect on our business. Manufacturing of biological compounds is inherently complex and establishing new manufacturing relationships with a third-party manufacturer may take longer, resulting in higher costs and potential inventory issues. Manufacturing processes may use materials which Summit may not be able to secure, requiring Summit to develop alternative processes and delay manufacturing. The product may not comply with regulatory authority quality requirements or have sufficient stability for commercialization, which may require additional manufacturing development and delays. As Summit is relying initially on supply from Akeso, any delays in obtaining import or export licenses may delay development.

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

We rely on the use of third parties, including Akeso, to manufacture our product candidate, which may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable time and cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for the production of clinical or commercial supplies of our product candidates. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on third parties for supply of the active pharmaceutical ingredients ("API"), drug substance or drug product, in our product candidates. Our strategy is to outsource all manufacturing of our product candidates and products to third parties.

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

Third-party manufacturers, including Akeso, may not be able to comply with current good manufacturing practice (“cGMP”), regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, including Akeso, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

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

Large pharmaceutical companies with greater resources, either through acquisitions, market consolidation or otherwise, may be able to obtain privileged access to manufacturing capacity and supply of material needed for the manufacture of ivonescimab or other similar competing drugs. If our competitors are able to use their resources to secure preferential access to the supply capacity of third party manufacturers, or if third party manufacturers elect to terminate their contracts with us in favor of exclusive contracts with other larger pharmaceutical companies, our ability to obtain a supply of ivonescimab or any other future product candidates may be impacted resulting in significant delays and higher costs for development and commercialization of our products. We may not be able to complete our clinical trials or market our products at scale without stable partnerships with third party manufacturers who produce ivonescimab or other drug compounds necessary for our product candidates. Shifting manufacturing relationship to another third-party manufacturer takes significant time and resources, and could delay development and commercialization of our product.

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

Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA requires us to comply with standards, commonly referred to as GCP, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity of data and confidentiality of clinical trial participants are protected. The EMA and PDMA impose similar requirements on us for products that are the subject of clinical trials in the E.U., including the U.K., and Japan.

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

Legal, Tax, Regulatory, and Compliance Risks

Even if we are able to commercialize a product candidate, it may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the applicable regulatory authority. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including, but not limited to, research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. In the E.U., reference pricing systems and other measures may lead to cost containment and reduced prices. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly the E.U. Member States, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various E.U. Member States and parallel distribution, or arbitrage between low-priced and high-priced E.U. Member States, can further reduce prices. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

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

We are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China. New legislation, regulations or court decisions may impede, delay, limit, or increase the cost of manufacturing our therapeutic candidates. Such events could result in our clinical or commercial supply of drug being interrupted or limited, which could harm our business.

U.S.-China trade relations may adversely impact our supply chain operations and business.

The U.S. and Chinese governments have taken certain actions that change trade policies, including tariffs and threats of additional tariffs that affect certain products which are manufactured in China and mutual exchange of certain types of data. Due to our collaboration with Akeso, we are reliant on collaborating with a company with significant operations in China. We do not know whether and to what extent the Trump administration will implement or alter any tariffs, laws or regulations that may increase the cost or feasibility of importing and exporting products, components and information from China to the United States and vice versa. Further, the effect of any such new tariffs or actions on our industry and customers is unknown and difficult to predict. As additional tariffs, legislation and regulations are implemented, or if existing trade agreements are renegotiated, or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our clinical development plans, business, financial condition, results of operations or cash flows.

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

Recent and potential future changes to U.S. and non-U.S. tax laws or the interpretation thereof or the imposition of new or increased taxes or fees could increase our future tax liabilities and adversely affect our operating results and cash flows.

From time to time, U.S. federal, state and non-U.S. legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including certain key U.S. federal, state and non-U.S. income tax provisions currently applicable to companies like us. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other changes in tax laws or the imposition of new or increased taxes or fees could affect our effective tax rates in countries where we have operations and could have an adverse effect on our overall tax position in the future, along with increasing the complexity, burden and cost of tax compliance, in each case potentially increasing our future tax liabilities and adversely affect our operating results and cash flows.

United States

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “TCJA”), which significantly reformed the Code. The TCJA, among other things, contained significant changes to corporate taxation, including certain limitations on interest deductions, limitations of the deduction for certain net operating losses, and the modification or repeal of many business deductions and credits.

Beginning with costs incurred in 2022, the TCJA also eliminated the option to deduct research and development expenditures and requires taxpayers to capitalize and amortize them over five or fifteen years. If this requirement is not modified, it may impact our effective tax rate and our cash tax liability in future years. More recently, the IRA contained, among other things, a corporate alternative minimum tax, which imposes a 15% minimum tax will be imposed on certain financial statement income of “applicable corporations” in taxable years beginning after December 31, 2022. The IRA also imposes a 1% non-deductible excise tax on the fair market value of any stock repurchased by a publicly traded domestic corporation during any taxable year, with the fair market value of such repurchased stock reduced by the fair market value of certain stock issued by such corporation during such taxable year.

The U.S. Department of the Treasury and the IRS have released proposed and final regulations and other interpretive guidance relating to the TCJA and the IRA. Any significant variance from our current interpretation of such regulations and interpretive guidance could result in a change in our analysis of the application of the TCJA and the IRA to us and its impact on our operations and cash flows.

U.K.

Recent announcements of changes in the U.K. research and development (“R&D”) regime are likely to impact the level of cash benefit that the Company will be able to receive in respect of the R&D activity. As a result of a reduction in rates applied in the Small and Medium Enterprise (“SME”) regime, the cash credit that the Company will be able to obtain is likely to reduce if the qualified spending remains consistent. This will be partly offset by an increase in the Research and Development Expenditure Credit (“RDEC”) regime. In addition, there is a refocus of relief towards U.K. activity and therefore costs outside the U.K. are expected to be restricted going forward with further changes anticipated following a government consultation being launched with the intention of merging the SME and RDEC schemes.

Our future tax liabilities may be greater than expected if our net operating loss carryforwards and other tax attributes are limited, we do not generate expected deductions, or tax authorities challenge our tax positions.

As of December 31, 2024, we have U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $44.3 million and $7.0 million, respectively, U.S. federal research and development tax credit carryforwards of approximately $7.0 million, and U.K. NOL carryforwards of approximately $198.7 million. Our ability to utilize these tax attributes to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, which cannot be assured. In addition, our ability to use NOL carryforwards and other tax attributes may be subject to significant limitations under Sections 382 and 383 of the Code. Under those sections of the Code, if a corporation undergoes an “ownership change” (as defined in Section 382 of the Code), the corporation’s ability to use its pre-change NOL carryforwards and other tax attributes may be substantially limited. An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of such corporation’s stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that we were to undergo an ownership change, utilization of our NOL carryforwards and other tax attributes would be subject to an annual limitation under Section 382 of the Code and Section 383 of the Code (as applicable), determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate in effect during the month in which the ownership change occurs, subject to certain adjustments, which could result in a portion of our tax attributes expiring prior to their utilization. Any unused annual limitation may be carried over to later years. Any limitation on our ability to utilize our NOL carryforwards or other tax attributes against income or gain we generate in the future could increase our future tax liabilities and adversely affect our operating results and cash flows.

Furthermore, we are subject to various complex and evolving U.S. federal, state, local and non-U.S. tax laws. U.S. federal, state, local and non-U.S. tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect. Any significant variance in our interpretation of current tax laws, including as result of the release of final Treasury Regulations or other interpretive guidance implementing, or a successful challenge of one or more of our tax positions by the IRS or other state, local or non-U.S. tax authorities could increase our future tax liabilities and adversely affect our operating results and cash flows.

In the event that our NOL carryforwards or other tax attributes are subject to future limitation (including due to an ownership change under Sections 382 and 383 of the Code), deductions are not generated as expected, or if one or more of our tax positions are successfully challenged by the IRS or other tax authorities (in a tax audit or otherwise), our future tax liabilities may be greater than expected, which could adversely affect our operating results and cash flows.

Laws and regulations affecting government contracts make it more costly and difficult for us to successfully conduct our business. Failure to comply with these laws and regulations could result in significant civil and criminal penalties and adversely affect our business.

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

The marketing approval process is expensive, time-consuming and uncertain, and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we are unsuccessful or delayed in obtaining required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

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

Our failure to obtain marketing approval in a jurisdiction would prevent our product candidates from being marketed in such jurisdiction, and any approval we are granted for our product candidates in one jurisdiction would not assure approval of our product candidates in any other jurisdictions.

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

Our ability to obtain and maintain conditional marketing authorizations in the E.U. is limited to specific circumstances and subject to several conditions and obligations. A failure to renew any conditional approval that we obtain prior to full approval for the applicable indication would prevent us from continuing to market our products.

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

The FDA and other federal and state agencies, including the DOJ, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of such requirements may lead to investigations alleging violations of the Food, Drug and Cosmetic Act and other statutes, including the False Claims Act and other federal and state health care fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

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

Non-compliance with E.U. requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the E.U.’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates, including ivonescimab, for which we obtain marketing approval. Our future arrangements with customers, healthcare providers and professionals and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, and are not limited to, the following:

•The federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federally funded healthcare programs such as Medicare and Medicaid. This statute has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others. Several other countries, including the U.K., have enacted similar anti-kickback, fraud and abuse, and healthcare laws and regulations.
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
•HIPAA, as amended by the HITECH, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
•HIPAA also imposes criminal liability for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.
•The federal Physician Sunshine Act requirements under the ACA require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians and teaching hospitals, and physician ownership and investment interests in such manufacturers. Payments made to physicians and research institutions for clinical trials are included within the ambit of this law. Failure to submit timely, accurate and required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties.
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

Inadequate funding for or other disruptions to government agencies could hinder or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of reviewing regulatory agencies, including the FDA, to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key leadership and other personnel and the acceptance of user fees payments, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. If funding is inadequate, a prolonged government shutdown occurs, the FDA is required to furlough review staff or necessary employees, or if the agency operations are otherwise disrupted, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our ability to successfully develop and commercialize ivonescimab or any other product candidate in our pipeline. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Current and future legislation may increase the difficulty and cost to obtain marketing approval of and commercialize our product candidates and could affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more limits on reimbursement and additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

We expect that recently enacted healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product as well as impact reimbursement to stakeholders that administer any approved product we might bring to market. Any reductions in reimbursement may negatively impact physicians, hospitals and other provider's ability to purchase and appropriately prescribe our products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

In the U.S., the ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Since its passage, there have been significant ongoing efforts to modify or eliminate the ACA and potential future legislative, judicial or regulatory actions related to the ACA, and any effects on us, are uncertain.

Other legislative changes have been proposed and adopted since passage of the ACA. These have, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers.

Further legislative, regulatory and other legal changes remain possible. President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”) on August 16, 2022, which includes several provisions to lower prescription drug costs for Medicare patients and reduce drug spending by the federal government. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, the U.S. Centers for Medicare and Medicaid Services (“CMS”), will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. Negotiations will occur for products that have been on the market for seven years for Part D drugs and for eleven years for Part B drugs. Revised prices will take effect two years after these negotiations occur. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease.

It is unknown what form any future changes or any law would take under the Trump Administration and how or whether it may affect our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry. In addition, the ACA has also been subject to challenges in the courts, which remain ongoing.

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

In the E.U., similar political, economic and regulatory developments may affect our ability to profitably commercialize our products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the E.U. or Member State level may result in significant additional requirements or obstacles that may increase our operating costs.

We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

Our operations are subject to anti-corruption laws, including the FCPA, the U.K. Bribery Act 2010 (the “Bribery Act”), and other anti-corruption laws that apply in countries where we do business and may do business in the future. The FCPA, Bribery Act and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA or Bribery Act violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA, Bribery Act or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the U.S. and the U.K., and authorities in the E.U., including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the "Trade Control laws".

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

Environmental, social and governance (“ESG”) matters may impact our business and reputation.

Governmental authorities, non-governmental organizations, customers, investors, external stakeholders and employees are increasingly aware of ESG concerns, such as climate change, water use, recyclability or recoverability of packaging, and plastic waste. The ESG landscape is uncertain and constantly evolving due to changes in executive action, legislation, regulations and court orders. ESG concerns may lead to new requirements that could result in increased costs associated with developing, manufacturing and distributing our products. Our ability to compete could also be affected by changing customer preferences and requirements or by failure to meet such customer expectations or demand. We risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly, or if we are perceived to not be acting responsibly in key ESG areas. If we do not meet the ESG expectations of government agencies, our investors, customers and other stakeholders, we could experience reduced demand for our products, loss of customers, and other negative impacts on our business and results of operations.

The Company’s reputation or relationships with its stakeholders and other third parties could also be adversely impacted as a result of, among other things, (i) stakeholder or third-party perceptions of statements, if any, made by the Company, its employees, agents, any industry trade associations, or other third parties; or (ii) public pressure from investors or policy groups to change the Company's policies. Such statements or initiatives with respect to ESG matters are increasingly subject to heightened scrutiny from the public and governmental authorities, as well as other parties. Certain regulators, such as the SEC and various state agencies, as well as nongovernmental organizations and other private actors have filed lawsuits under various securities and consumer protection laws alleging that certain ESG statements, goals or standards were misleading, false or otherwise deceptive. On the other hand, the Company could face criticism from certain “anti-ESG” parties if it were to make environmental or social commitments or pursue certain environmental or social initiatives that are alleged to be inherently political or polarizing in nature and could subject the Company to pressure in the media or through other means, which could adversely affect our reputation, business, financial performance, market access and growth.

Risks Related to Our Intellectual Property, Cybersecurity and Data Privacy

If we are unable to obtain and maintain patent protection for our technology and product candidates, our competitors could develop and commercialize technology and drug products similar or identical to ours, and our ability to successfully commercialize our technology and drug product candidates may be impaired.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries for our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in strategic jurisdictions, including the United States, Europe and other key markets. However, this process is inherently costly, time-consuming, and uncertain. We may not successfully identify patentable aspects of our research in a timely manner, potentially missing opportunities to secure meaningful protection. Additionally, challenges such as high costs, delays in prosecution, and changes in the law could compromise our ability to file and prosecute all necessary or desirable applications. These factors may limit the scope of protection we achieve, increasing our vulnerability to competition and undermining the commercial potential of our products.

Moreover, if we license technology or product candidates from third parties in the future, we may have limited control over the preparation, filing, prosecution, or enforcement of the associated patents, leaving us vulnerable to decisions that may not align with our goals or interests. For example, under our License Agreement with Akeso, patent prosecution and enforcement in the Licensed Territory are subject to consultation and cooperation with Akeso. If we cannot align on our patent strategy, this could impact the patentability or enforcement of the licensed intellectual property. Actions or statements during patent prosecution outside of the Licensed Territory could significantly influence the validity of any patent obtained within the Licensed Territory, potentially undermining our competitive position. Additionally, Akeso owned patents and patent applications, which are non-exclusively licensed to Summit under the License Agreement, are under the control of Akeso. Akeso’s prosecution, enforcement, and licensing strategies with regard to their owned patents and patent applications may conflict with our objectives.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and is currently the focus of extensive litigation. This unpredictability makes the issuance, scope, validity, enforceability and commercial value of our patent rights highly uncertain. While we strive to secure patents that protect our technology and products, our pending and future patent applications may not yield issued patents that provide meaningful protection. Even when patents are granted, they may fail to effectively prevent competitors from developing and commercializing similar or identical technologies and products. Furthermore, ongoing changes in patent laws or their interpretation due to changing administrations, specifically in the United States and internationally, may diminish the value of our patents, restrict the scope of our patent protection, or complicate our enforcement efforts.

The laws of foreign countries may offer less robust protection for patent rights compared to those in the United States, potentially exposing us to heightened competition. For example, European patent law imposes stricter limitations on the patentability of methods of treatment for the human body when compared with U.S. law, which may leave aspects of our technology and products vulnerable in certain markets. Additionally, differences in national patent laws and enforcement mechanisms may make it more difficult to obtain and maintain comprehensive protection across all major markets. This patchwork of international protection may hinder our ability to prevent the entry of third parties into the market.

Assuming the other requirements for patentability are met, under current U.S. law, the first to file a patent application is generally entitled to the patent. This framework, implemented after March 16, 2013, replaced the previous “first to invent” system which granted rights to the original inventor regardless of the filing date. Unfortunately, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. This lack of clarity makes it difficult to ascertain whether we were the first to make the inventions claimed in our U.S. patents or pending U.S. patent applications. We face similar uncertainties when seeking patent protection outside of the United States, where filing dates are critical to determining patent rights.

Moreover, we may be subject to third-party pre-issuance submissions of prior art to the USPTO or become involved in opposition, derivation, reexamination, reissue, inter parties review, post grant review, interference proceedings or other patent office proceedings, court litigation or International Trade Commission proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. Adverse determinations in any of these proceedings could severely restrict or invalidate our patents, reducing their enforceability and allowing third parties to commercialize similar or identical technologies without compensation to us. Furthermore, when third-party patents are involved, such disputes may result in our inability to manufacture, market, or commercialize our products without infringing on third-party rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened or narrowed by operation of any of the foregoing, such an event could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Third parties may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. Resolving intellectual property disputes, such as infringement claims, can be costly and time consuming. Such disputes may force us to design around third-party patents, incurring additional expenses, or seek licenses on terms that may not be commercially reasonable, favorable, or even obtainable. A successful claim of patent or other intellectual property infringement could result in substantial damages, disrupt our operations, or lead to an injunction preventing the manufacture, sale, or use of the affected product. We may choose not to file patents for certain intellectual property to maintain trade secrets or know-how, leaving a risk that third parties may subsequently patent those innovations. Even if our patent applications issue as patents, they may not issue in a form that would provide us with adequate protection against competition. Our competitors may circumvent our owned or licensed patents by developing similar, improved or alternative technologies or products in a non-infringing manner, eroding our competitive advantage.

In addition, other companies may attempt to circumvent any regulatory data protection or market exclusivity, such as orphan drug exclusivity in the United States, which we obtain under applicable legislation, which may require us to allocate significant resources to preventing such circumvention. These efforts can divert attention and financial resources away from other critical business activities, potentially slowing our overall progress. Legal and regulatory developments in the E.U. and elsewhere may also result in clinical trial data submitted as part of a marketing authorization application becoming publicly available. Such developments could enable other companies to use our clinical trial data to assist in their own product development and to obtain marketing authorizations in the E.U. and in other jurisdictions. Loss of market exclusivity, particularly through the entry of generic or biosimilar competitors, could significantly reduce our revenue and market share. Such developments may also require us to allocate significant resources to prevent other companies from circumventing or violating our intellectual property rights. Despite our best efforts, our attempts to prevent third parties from circumventing our intellectual property and other rights may ultimately be unsuccessful. Additionally, any failure to take the required actions, such as paying necessary maintenance fees or addressing administrative formalities, could jeopardize the longevity and enforceability of our patents, further exposing us to risks of market erosion and reduced exclusivity.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property rights. To counter infringement or unauthorized use, we may be required to initial legal claims or enforcement actions, which can be expensive and time-consuming. Such actions are not always successful. Any claims we assert against perceived infringers may prompt these parties to assert counterclaims against us, alleging that we infringe their intellectual property or that our patent and other intellectual property rights are invalid or unenforceable, including counterclaims based on antitrust or other legal theories. In a patent infringement proceeding, a court or administrative body may decide that a patent of ours is invalid or unenforceable, in whole or in part, or may construe the patent’s claims narrowly. Such rulings could allow the other party to continue using the disputed technology at issue on the grounds that our patents do not cover the competitor's activities or products. Antitrust considerations may also hinder our ability to settle such matters on favorable terms, as certain types of settlement agreements, particularly in the pharmaceutical sector, are subject to heightened scrutiny by antitrust authorities. In the E.U., for instance, antitrust regulators closely monitor settlement agreements for compliance with competition laws, adding another layer of complexity and potential risk to these proceedings.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies, including our in-licensed drug candidate ivonescimab, without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, inter parties review, reexamination, reissue or post-grant review proceedings before the USPTO or similar proceedings in other jurisdictions. The risks of being involved in such disputes may increase as our product candidates approach commercialization, and as we gain greater visibility as a publicly traded company in the United States. Third parties may assert infringement claims against us based on their existing or future intellectual property rights, potentially restricting our freedom to operate or delaying our progress. Moreover, they may seek injunctive relief to bar us from practicing our technologies altogether while litigation against us is pending, potentially causing significant disruptions to our operations.

If we are found to infringe third party’s intellectual property rights, or if we choose to settle a dispute to avoid prolonged litigation, we may be required to obtain a license to enable us to continue developing and marketing our products and technology. However, obtaining such licenses may be challenging or unattainable on commercially reasonable terms. Even if we were able to obtain a license, it could be non-exclusive, which would enable our competitors access to the same technologies and we may be required to pay substantial upfront or ongoing royalties. Absent a license, we could be forced, including by court order, to cease commercializing the infringing technology or product entirely. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, particularly if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties, or claims that we derived our inventions from another, could have a similar negative impact on our business.

We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at universities, research institutions or other biotechnology or pharmaceutical companies, including competitors or potential competitors. Although we take measures to ensure that our employees do not use the proprietary or otherwise confidential information or know-how from former employers, we may be subject to claims that we or our employees have, without authorization, misappropriated intellectual property, trade secrets or other proprietary or confidential information. Litigation may be necessary to defend against these claims.

In addition, while we typically require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us and agreeing to cooperate and assist us with securing and defending our intellectual property, certain risks may arise. We may be unsuccessful in executing such an agreement from all relevant parties who develop intellectual property for us, and certain agreements may not be enforceable under applicable laws or may be subject to challenges from third parties. Furthermore, assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims third parties may bring against us, to determine the ownership of what we regard as our intellectual property.
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

Even if we are successful in defending against intellectual property claims, litigation or related legal proceedings can still impose significant financial and operational burdens. These disputes often require us to allocate substantial resources, including legal fees and other expenses, which can strain our finances and reduce funds available for critical business functions like development, sales, and marketing. Moreover, these proceedings can pull key technical and management personnel away from their normal responsibilities, disrupting our operations and slowing our progress.

In addition, public announcements of the outcomes of hearings, motions or other interim proceedings or developments could have far reaching consequences. If securities analysts or investors interpret these developments negatively, it could have a substantial adverse effect on the price of our shares of common stock. Beyond the reputational impact, such litigation or proceedings could severely impact our business by diverting critical resources away from development, sales, marketing, and distribution efforts. Our ability to manage these legal challenges effectively may be constrained by limited financial and operational resources, especially when compared to competitors with deeper financial reserves who may weather such disputes more effectively. As a result, the cumulative costs, management distraction, and lingering uncertainties stemming from patent litigation or similar proceedings could substantially impair our ability to compete and succeed in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary and confidential information, to maintain our competitive position. To safeguard these trade secrets, we employ non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. However, despite these measures, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets or that the agreements we have executed will provide adequate protection. Even with these protections, any party with whom we have executed such an agreement may breach their obligations and disclose our proprietary or confidential information, including our trade secrets unlawfully. We may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. Additionally, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no legal recourse to prevent them from using this information to compete with us. If any of our trade secrets, particularly unpatented know-how, were to be obtained or independently developed by a competitor, our competitive position would be harmed.

We operate in the biotechnology sector and rely heavily on information technology. Any interruption, malfunction, or lapse related to that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

We rely on both internal information technology systems and those of third parties to process and store sensitive data, including confidential research, business plans, financial information, intellectual property and personal data that may be subject to legal protection, and ensure the continuity of the Company's operations. As of the date of this Annual Report on Form 10-K, though the Company and our service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company. Any such cybersecurity incidents could result in a material compromise of our systems or the systems of our third-party vendors, and the information stored there could be accessed, publicly disclosed, lost, stolen, corrupted or rendered, permanently or temporarily, inaccessible. Furthermore, the Company or its service providers may not promptly discover a system intrusion. Cybersecurity incidents could have a material impact on our business, operations or financial results. Any access, disclosure or other loss of information, including Company data being compromised within the systems of our third-party providers, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information or personal health information, disrupt our operations and damage our reputation, which could adversely affect our business. We also may need to make a material ransom payment to unencrypt, re-access, or preserve the confidentiality of our data or systems. We could be required to spend significant financial and other resources to respond to and remedy the damage caused by such an incident, including the costs to recover data or to repair or replace networks and information technology systems, increased cybersecurity protection costs and increased insurance premiums.

If our information technology systems or data, or those of third parties upon whom we rely or interact, are or were compromised, we could experience material adverse consequences resulting from such compromise.

In the ordinary course of our business, we and the third parties we rely on collect, receive, store, use, transfer, make accessible, dispose of, transmit, disclose or otherwise process proprietary, confidential and sensitive information, personal information, personal health information, participant-study-health-related data, proprietary information, intellectual property, and trade secrets (collectively, "sensitive data"). In addition, we rely on service providers to establish and maintain appropriate information technology and data security protections to operate critical business systems (such as cloud-based infrastructure and systems, personnel email, as well as data storage and management systems). However, except for contractual protections, which may prove ineffective, we have limited ability to control the safeguards implemented and actions taken by such third parties. These service providers may not maintain adequate information security measures. We may share or receive sensitive data with or from third parties whose information security measures may not be adequate.

The risk of cybersecurity incidents may be heightened as a result of our some of our employees utilizing a remote working environment, which may be less secure and more susceptible to cybersecurity incidents. Additionally, the prevalent use of mobile devices that access our sensitive data increases the risk of data breaches. Advances in computer capabilities, discoveries in the field of artificial intelligence, cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology we use to safeguard sensitive information.

Our information technology systems, including in our remote work environment, and those of parties upon which we rely, are vulnerable to evolving threats. These threats are prevalent, continue to increase and come from a variety of sources such as hackers; external or internal bad actors; personnel (such as through theft, error and misuse); sophisticated nation-states and nation-state-supported actors; and others. These threats include, but are not limited to, outages, social-engineering attacks, malicious code or intrusions, malware, denial-of-service attacks, personnel misconduct or errors, ransomware attacks, supply-chain attacks, software bugs, computer viruses, server malfunctions, software and hardware failures, misdirected wire transfers, theft or loss of data and other information technology assets, adware, natural disasters, terrorism, war, as well as telecommunication and electrical failures. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant disruptions to operations, loss of data and income, reputational harm and diversion of funds. If we were to experience such an attack, ransom payments might alleviate some of the negative impacts of a ransomware attack but we might be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Any of these threats may result in unauthorized, unlawful or accidental loss, corruption, access, modification, destruction, alteration, acquisition or disclosure of sensitive data (including without limitation clinical trial data). The costs to us to attempt to protect against such cybersecurity incidents and breaches are significant and could potentially require us to modify our business (including without limitation non-clinical and clinical trial activities). While we have implemented security measures designed to protect our information technology systems and to identify and remediate potential vulnerabilities, such measures may not be successful. We may not be able to detect vulnerabilities in our information technology systems because such threats and techniques used by threat actors change frequently, are sophisticated in nature and may not be detected until after a security incident has occurred. In addition, we may not have adequate insurance coverage to remediate or provide compensation for any losses associated with such events.

If we or our third-party partners upon whom we rely experience or are perceived to have experienced a breach, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits and inspections), interruptions in our operations (including disruptions to our clinical trials), interruptions or restrictions on processing sensitive data (which could result in delays in obtaining, or our inability to obtain, regulatory approvals and significantly increase our costs to recover or reproduce the sensitive data), reputational harm, litigation (including class-action claims), indemnification obligations, monetary fund diversions, financial loss and other harms. In addition, such a breach may require notification of the breach to relevant stakeholders, certain state agencies or the media. Such disclosures are costly and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
Many of our contracts with relevant stakeholders include obligations relating to safeguarding sensitive data and a breach or other cybersecurity incident could lead to claims against us by such stakeholders. There can be no assurance that the limitations of liability or other protections in our contracts would be enforceable or adequate or would otherwise protect us from liabilities, damages or claims relating to our data privacy and security obligations.

In addition, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory and private party scrutiny.

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to material adverse consequences.

In the ordinary course of business, we process personal data and other sensitive data (including proprietary and confidential business information, trade secrets, intellectual property, clinical trial data, and other sensitive third-party data). We are subject to or affected by numerous data privacy and security obligations such as various federal, state, local and foreign laws, regulations, and guidance; industry standards; external and internal privacy and security notices and policies; contracts; and other obligations governing the processing of personal data by us and on our behalf. These obligations may change, are subject to differing interpretations and may be inconsistent across jurisdictions. The global data protection landscape is rapidly evolving and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect us or our collaborators’, service providers’ and others’ ability to operate in certain jurisdictions or to collect, store, transfer (including across jurisdictional borders), use, share, and otherwise process personal data, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these obligations is high and is likely to increase in the future. These obligations may necessitate changes to our information technologies, systems and practices and to those of any service providers that process personal data on our behalf. In addition, these obligations may require us to change our business plans.

Outside the U.S., an increasing number of laws, regulations and industry standards apply to data privacy and security. For example, the E.U.’s GDPR, imposes strict requirements on the processing of personal data. Under the E.U. GDPR, government regulators may impose temporary or definitive bans on personal data processing as well as fines of up to 20 million Euros or 4% of the annual global revenues of the noncompliant company, whichever is greater. Additionally, the Personal Information Protection Law (“PIPL”) of the People’s Republic of China may apply to certain personal data processed by us, our collaborators or others on our behalf. Similar to the E.U. GDPR, PIPL imposes strict requirements on the processing of personal data and allows for statutory fines and penalties.

Certain jurisdictions, including the U.K., E.U., and China have enacted data localization laws and cross-border personal data transfer laws which make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the U.K. or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. The processing of sensitive personal data, such as physical health conditions, is a topic of active interest among regulators. As we expand into countries and jurisdictions outside the U.S., we will be subject to additional laws and regulations that may affect how we conduct business in relation to the personal data or personal health information we or our third-party partners process. For example, in relation to cross-border personal data laws, if we cannot maintain a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, fines and injunctions against the transferring of personal data from the U.K., Europe, China and elsewhere. We may have to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

Likewise, we expect that there will continue to be new laws, regulations and industry standards relating to data privacy and security in the U.S. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the "CCPA"), imposes obligations on business to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). While the CCPA contains limited exceptions for clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. In addition, the CCPA establishes a new California Privacy Protection Agency to implement and enforce the CCPA which could increase the risk of an enforcement action. Other states (such as Colorado, Virginia, Delaware, Texas and others) have also enacted data privacy laws. If we become subject to new data privacy laws, the risk of enforcement actions or class-action litigation brought against us could increase because we may become subject to additional obligations and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state agencies).

Further, there are regulations related to data privacy and security that are specific to our industry. For example, the U.S. Department of Health and Human Services has issued rules governing the use, disclosure, and security of protected health information, and the FDA has issued further guidance concerning cybersecurity for medical devices. HIPAA, as amended by HITECH, and their respective implementing regulations impose significant obligations on covered entities and business associates to safeguard the privacy, security, and integrity of individually identifiable health information, also known as protected health information.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel or third parties we rely on fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a service provider to comply with applicable data privacy and security obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar activities); litigation (including class-related claims); additional reporting requirements and oversight; bans on processing personal data; orders to destroy or not use personal data; individual, media or agency notifications, including without limitation notice to the Department of Health and Human Services; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, our clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to comply as well as to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations. Moreover, trial participants or research subjects as well as the providers who share their information with us, may contractually limit our ability to use and disclose the information, and we may face significant liability for failing to abide by such limitations.

Risks Related to Operations

Our future success depends on our ability to retain our Co-Chief Executive Officers, Chief Operating Officer and other key executives.

We are highly dependent on the principal members of our executive and scientific teams, including Mr. Robert W. Duggan and Dr. Mahkam Zanganeh, our Co-Chief Executive Officers, and Mr. Manmeet Soni, our Chief Operating Officer and Chief Financial Officer, all of whom are at-will employees. They may terminate their employment with us at any time. Mr. Duggan and Dr. Zanganeh have also been married since December 18, 2024. We do not maintain “key person” insurance on any of our executive officers. The unplanned loss of the services of any of these persons could materially impact the achievement of our research, development and commercialization objectives.

We or the third parties we rely on may be adversely affected by social unrest or terrorism.

Social instability, disruption, or widespread destruction in areas where we operate or in significant markets could have a negative impact on our business. Events, including war, terrorism, riot, civil insurrection or social unrest, regardless of cause, could result in material adverse effects on our ability to operate, the ability of our suppliers to operate, and macroeconomic conditions. Such negative impacts may adversely affect the Company’s business, results of operations and financial condition.

We or the third parties we rely on may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

The changing nature, frequency, and severity of natural disasters and extreme weather events such as tornadoes, hurricanes flooding, extreme heat, and wildfires pose a risk to Company facilities, assets, and programs, as well as those of third parties on whom we rely. Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage, or other event occurred that prevented us from using all or a significant portion of our offices or prevented a third party on whom we rely from using its facilities, or if a disaster damaged critical infrastructure that we and third parties rely upon, or if a disaster otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for extended periods period of time. In addition to operational impacts, natural disasters could significantly affect clinical trial participants, institutions, doctors, and supporting staff. For participants, a disruption in trial operations could delay access to investigational therapies, compromise ongoing treatment regimens, or create uncertainty about trial continuity. Institutions and medical personnel and staff could face logistical challenges, including damage to clinical trial sites, limited availability of resources, and interrupted communication channels. Key staff may be unable to perform their duties due to displacement, injury, or other disaster-related issues, leading to trial delays and operational challenges. Such disruptions may result in increased costs, delays in regulatory submissions, and reputational harm. Our existing disaster recovery and business continuity plans may not fully mitigate these risks, and unanticipated gaps in communication during emergencies may hinder our decision making and response efforts. We may incur substantial expenses to address and recover from such disruptions, which could further strain our financial and operational resources.

Widespread health concerns, pandemics or epidemics, and other outbreaks of illness may negatively affect the Company’s ability to maintain operations and execute its business plan.

Widespread health concerns, pandemics, epidemics and other outbreaks of illness can have evolving and uncertain impacts on our business. As a result of any widespread health concern, pandemic, or other outbreaks of illness, including the COVID-19 pandemic, the Company has in the past and may experience disruptions that severely impact our business, commercialization, third party vendor operations, including foreign and domestic supply chains, or delays in clinical trial activities, including:

•delays or difficulties in initiating clinical trial sites;
•disruption to and delays in preclinical research and analysis activities due to an extended temporary closure of contract lab facilities;
•disruptions in supply, logistics or other activities related to the procurement of materials, which could have a negative impact on the Company’s ability to conduct preclinical studies, initiate or complete clinical trials or commercialize product candidates;
•diversion of healthcare resources away from conducting clinical trials;
•interruption of key preclinical studies and clinical trial activities, due to limitations on travel imposed or recommended by federal, state, provincial or municipal governments, employers and others;
•limitations in resources that would otherwise be focused on the conduct of the Company’s business or current or planned preclinical studies or clinical trials, including due to sickness, restrictions on travel, prolonged stay-at-home or shelter-in-place orders and other pandemic related concerns;
•slowed enrollment in and delayed execution of clinical trials due to hospital closures to clinical trials or patient hesitation to enroll in clinical trials;
•impact of infection of patients on the outcomes of clinical trials; and
•changes in regulations as part of a response to the future pandemic or epidemic may require the Company to change the ways in which the preclinical studies and clinical trials are conducted and incur unexpected costs, or requires the Company to discontinue our preclinical research or clinical trials altogether.

Our employees may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We may be exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA or Office of Inspector General regulations or similar regulations of comparable non-U.S. regulatory authorities, provide accurate information to the FDA or comparable non-U.S. regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation, or a request for the reimbursement of expenses that were not incurred. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines and other sanctions.

Key personnel have been, and may continue to be, difficult to attract and retain.

Our ability to maintain and grow our business is directly related to the service of our employees in each area of our business, as we consider talent to be a key asset. Our performance is directly tied to our ability to hire, train, motivate and retain qualified personnel, including highly skilled technical, operational and program managerial, clinical, medical, analytical and legal or financial personnel. There is significant competition for personnel in the clinical sciences marketplace, particularly in certain geographies where we are located, including but not limited to the United States, where we plan to expand our physical presence, as well as Europe. Also, employees in our industry are increasingly able to work remotely, which could increase employee mobility and turnover, making it more difficult for us to attract and retain employees. In addition, many of our clinical development, operational and program management positions, require deep technical expertise, and it can be particularly challenging to identify and attract candidates and retain employees possessing such expertise. We have experienced, and may continue to experience, attrition in certain key positions. If we are unable to hire sufficient numbers of qualified employees or retain and motivate existing employees, our business and operating results would be harmed.

Additionally, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development, and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

Risks Related to Owning Our Common Stock

Our principal stockholder and Co-Chief Executive Officer maintains the ability to control or significantly influence all matters submitted to stockholders for approval.

As of December 31, 2024, Mr. Duggan beneficially owned, in the aggregate, shares of common stock representing over 70% of our outstanding capital stock. Mr. Duggan is able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Mr. Duggan is able to control or influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. As a member of the board of directors, Mr. Duggan will adhere to the corporate governance standards adopted by the company.

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

The price of our shares of common stock have in the past, and may continue to be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

The market prices of our shares of common stock on the Nasdaq Global Market have in the past and may continue to be volatile and fluctuate substantially. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, stockholders may not be able to sell their shares of common stock at or above the price at which they were purchased.

The market price for our shares of common stock may be influenced by many factors, including:

•the success of competitive products or technologies;
•results of clinical trials of ivonescimab and any other product candidate that we develop;
•results of clinical trials of product candidates of our competitors;
•the acquisition activity and licensing and collaboration efforts of our competitors and large biopharmaceutical companies;
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
•the societal and economic impact of public health epidemics and pandemics, and government efforts to slow their spread;
•general economic, industry and market conditions;
•the trading volume of the shares on the Nasdaq Global Market; and
•the other factors described in this “Risk Factors” section.

Additionally, the stock market historically has experienced significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the trading price and market value of our common stock.

Substantial future sales of our shares of common stock in the public market, or the perception that these sales could occur, could cause the price of the shares to decline significantly, even if our business is doing well.

Sales of a substantial number of our shares of common stock in the public market could occur at any time. These sales, or the perception in the market that these sales could occur, could cause the market price of the shares to decline. Following the domestication, all of our outstanding shares of common stock were freely tradeable in the public market without restriction, unless held by our affiliates. Our principal stockholder and Co-Chief Executive Officer, Mr. Duggan, holds a substantial number of shares. Mr. Duggan’s shares have been registered for resale pursuant to an effective registration statement on Form S-3. If he sells, or indicates an intention to sell, substantial amounts of shares in the public market, the trading price of our shares could decline.

We are a “large accelerated filer” and the reduced disclosure requirements applicable to “non-accelerated filers,” and, starting in the first fiscal quarter of 2025, "smaller reporting companies" previously available to us no longer apply.

As of June 30, 2024, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, we now qualify as a “large accelerated filer.” As such, we incur significant additional expenses in complying with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC.

As a large accelerated filer, we are subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as a “non-accelerated filer” and “smaller reporting company.” We have incurred and will continue to incur significant legal, accounting and other expenses that we did not previously incur. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

Additionally, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Additionally, we expect that our loss of “non-accelerated filer” and “smaller reporting company” status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis, and our management is required to assess the effectiveness of these controls annually. Now that we have transitioned from a “non-accelerated filer” and “smaller reporting company” to a “large accelerated filer,” our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Pursuant to Section 404(a) of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal controls over financial reporting. In order to comply with Section 404(a) of the Sarbanes-Oxley Act, we expect to incur additional expenses and devote increased management effort including documenting and evaluating our internal controls over financial reporting. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Our restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the U.S. as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers and employees.

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
•any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law ("DGCL") or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or
•any action asserting a claim arising pursuant to any provision of our certificate of incorporation or bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine.

These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claims arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

We have never declared or paid cash dividends on our shares of common stock. We currently intend to retain all of our future earnings to fund the development and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors. As a result, capital appreciation of our shares of common stock, if any, will be the sole source of gain for our stockholders for the foreseeable future.

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

We conduct a portion of our operations in the U.K and rely on third parties across the globe. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including the following: weakening of the U.S. dollar may increase the U.S. dollar cost of overseas research and development expenses and the cost of sourced product components outside the United Kingdom; strengthening of the U.S. dollar may decrease the value of our revenues denominated in other currencies; the exchange rates on non-dollar transactions and cash deposits can distort our financial results; and commercial pricing and profit margins are affected by currency fluctuations.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. We use recognized commercially reasonable measures, tools and methodologies designed to manage cybersecurity risk that are tested on a regular cadence. We also monitor and evaluate our cybersecurity posture on an ongoing basis through regular vulnerability scans, penetration tests and third-party reviews. We rely on third-party service providers to provide the systems required to effectively run our clinical trials and endeavor to require third-party service providers that have access to personal, confidential or proprietary information to implement and maintain cybersecurity practices. Specific controls that are used in appropriate portions of our environment include endpoint threat detection and response, identity and access management, privileged access management, logging and monitoring involving the use of security information and event management, multi-factor authentication, firewalls and intrusion detection and prevention, and vulnerability and patch management. Our cybersecurity risk management processes are integrated into our enterprise risk management program.

To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we endeavor to:

•Monitor emerging data protection laws and implement changes to our processes to comply;
•Conduct annual cybersecurity management and incident training for employees that process sensitive data;
•Conduct onboarding and cybersecurity training for all employees on an ongoing basis;
•Conduct regular phishing email simulations for all employees; and
•Carry cybersecurity risk insurance meant to provide protection against the potential losses arising from a cybersecurity incident.

In addition, we engage several third-party consultants in connection with our risk assessment and risk management, and we have established separate processes and procedures to oversee and identify cybersecurity risks associated with third parties. All third parties involved in our cybersecurity risk assessments and risk management are required to provide reports designed to allow us to monitor and assess such third parties’ security controls.

Our incident response plan coordinates the activities that we and our third-party cybersecurity provider take to respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with legal obligations and attempt to mitigate brand and reputational damage. We have business continuity plans that we periodically review and update in line with our evolving applications architecture.

Our cybersecurity leadership team is responsible for assessing and managing cybersecurity risks and is made up of experienced professionals with an extensive background in information security, risk management, and incident response. This team is led by our Head of Information Technology. The Head of Information Technology is a senior technology strategist and thought leader with over two decades of experience in the bio pharma, life sciences, and high-tech sectors.

Our Board of Directors provides oversight to our cybersecurity efforts to ensure effective governance in assessing and managing risks associated with cybersecurity threats. Our Head of Information Technology provides periodic updates to senior management and quarterly updates to the Board of Directors regarding our cybersecurity program, including information about cyber risk management governance, status updates on various projects intended to enhance the overall cybersecurity posture of the Company, and information about the prevention, detection, mitigation and remediation of any cybersecurity incidents, as appropriate.

As of the date of this Annual Report on Form 10-K, we are not aware of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. While we devote resources to security measures designed to protect our systems and information, these measures cannot provide absolute security. No security measure is infallible. A successful attack on our information technology systems or on the systems of our third-party vendors could have material consequences on our business. We describe whether and how risks from cybersecurity threats have or are reasonably likely to affect our financial position, results of operations and cash flows, under the heading “Risks Related to Our Intellectual Property, Cybersecurity and Data Privacy” included as part of Part 1, Item 1A, Risk Factors of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

Item 2. Properties

The following table provides information concerning Summit’s principal leased facilities as of December 31, 2024:

We maintain the following leased properties:

Type/Uses	Location	Size	Lease Expiration
Headquarters	Miami, Florida	9,425 square feet	April 2029
Executive office	Oxfordshire, United Kingdom	6,781 square feet	February 2027
Executive office	Menlo Park, California	17,745 square feet	December 2025 to May 2026

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

Stock Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of the Exchange Act or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Summit Therapeutics Inc. under the Securities Act or the Exchange Act.

On September 21, 2020, pursuant to a statutory scheme of arrangement under U.K. law, all of Summit Therapeutics plc’s outstanding ordinary shares were exchanged on a five-for-one basis for newly issued shares of Summit Therapeutics Inc.’s common stock. Summit Therapeutics plc’s American Depositary Shares (“ADSs”) had traded on the Nasdaq Global Market under the symbol “SMMT” since March 2015 and its ordinary shares previously traded on AIM, a sub-market of the London Stock Exchange plc, under the symbol “SUMM”. Each ADS represented five ordinary shares of Summit Therapeutics plc. We canceled the admission of the ordinary shares to trading on AIM on February 24, 2020.

The following graph illustrates a comparison for the five years ended December 31, 2024 of the cumulative total return for our common stock (prior to September 21, 2020, Summit Therapeutics plc’s ADSs), the Nasdaq Biotechnology Index and the Nasdaq Composite Index each of which assumes an initial investment of $100. Such returns are based on historical results and are not intended to suggest future performance.

The comparison shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Holders of Record

As of February 18, 2025, there were approximately 139 holders of record of our common stock, which number does not include stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities sold during the period covered by this Annual Report on Form 10-K that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is for the year ended December 31, 2024 compared with the year ended December 31, 2023. This comparison should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” included in Part I, Item 1A or in other parts of this Annual Report on Form 10-K. For a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2023 compared to December 31, 2022, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 20, 2024.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements. This section provides an analysis of our financial results for the year ended December 31, 2024 compared to the same period in the prior year.

Company Overview

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

The Company's current lead development candidate is ivonescimab, a novel, potential first-in-class bispecific antibody intending to combine the effects of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF compound into a single molecule. On December 5, 2022, the Company entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso, Inc. and its affiliates (collectively, “Akeso”) pursuant to which the Company has in-licensed intellectual property related to ivonescimab. Through the License Agreement, the Company obtained the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan. The License Agreement and transaction closed in January 2023 following customary waiting periods. On June 3, 2024, the Company entered into an amendment to the License Agreement with Akeso to expand its territories covered under the License Agreement to also include the Latin America, Middle East and Africa regions (collectively, and as expanded, the "Licensed Territory"). The Company’s operations are focused on the development of ivonescimab and other future activities, as the Company determines.

The Company has begun its development for ivonescimab in non-small cell lung cancer (“NSCLC”), specifically launching Phase III clinical trials in the following proposed indications:

(a) ivonescimab combined with chemotherapy in patients with epidermal growth factor receptor (“EGFR”)-mutated, locally advanced or metastatic non-squamous NSCLC who have progressed after treatment with a third-generation EGFR tyrosine kinase inhibitor (“TKI”) (“HARMONi”); and

(b) ivonescimab combined with chemotherapy in first-line metastatic NSCLC patients (“HARMONi-3”)

In addition, the Company has begun to activate clinical trial sites in the United States for a Phase III clinical study in the following proposed indication:

(c) ivonescimab monotherapy in first-line metastatic NSCLC patients with high PD-L1 expression (“HARMONi-7”).

In October 2024, the Company completed enrollment in its HARMONi clinical trial. The Company expects to disclose topline results from HARMONi in mid-2025, depending upon maturation of the data per the protocol.

Key Components of our Results of Operations

Operating expenses

The majority of our operating expenses since inception have consisted of research and development activities and general and administrative costs.

Research and Development and Acquired in-process research and development Expenses

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and benefits related to our executive, finance, business development, human resources, legal and other support functions. Other general and administrative expenses include stock-

based compensation expenses, market research costs, facility-related costs, consulting costs and expenses associated with the requirements of being a publicly traded company in the United States, including insurance, legal, audit and taxation services fees.

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

Other operating (expense) income, net

Other operating (expense) income, net consists primarily of research and development ("R&D") tax credits received in the United Kingdom (“U.K.”). We benefit from two U.K. research and development tax credit cash rebate regimes: Small and Medium Enterprise Program (“SME Program”) and the Research and Development Expenditure Credit Program (“RDEC Program”). Under both schemes, we receive cash payments that are not dependent on our pre-tax net income levels.

Based on criteria established by His Majesty’s Revenue and Customs (“HMRC”), a portion of expenditures being carried out in relation to our pipeline research and development, clinical trials management and third-party manufacturing development activities are eligible for the SME regime tax credits and amounts recognized from grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations.

Other income, net

Other expense, net primarily consists of foreign currency net gains and losses and investment income related to investments in money market funds and U.S. treasury securities. All highly liquid investments with a maturity date of 90 days or less at the date of purchase are considered to be cash equivalents and the related investment income is recognized in net loss. The appropriate classification of investments in securities is determined by the Company at the time of purchase.

Interest expense

Interest expense consists of cash and imputed interest expense incurred related to our promissory notes to related parties. Imputed interest is calculated as the difference between the expected interest payable and the deemed market rate of interest and is recorded as a debt discount at inception of the note payable with a credit to additional paid-in capital for notes payable to related parties. The debt discount is amortized to interest expense using an effective interest rate method.

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

Results of Operations

For a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2023 compared to December 31, 2022, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 20, 2024, and is available on the SEC's website at www.sec.gov and our Investor Relations website at www.smmttx.com/investor-information.

Amounts reported in millions within this Annual Report on Form 10-K are computed based on the amounts in thousands, and therefore, the sum of components may not equal the total amount reported in millions due to rounding.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

(in millions)	Year Ended December 31,
	2024	2023	$ Change
Operating expenses:
Research and development	$150.8	$59.4	$91.4
Acquired in-process research and development	15.0	520.9	(505.9)
General and administrative	60.5	30.3	30.2
Total operating expenses	226.3	610.6	(384.3)
Other operating income, net	0.3	1.0	(0.7)
Operating loss	(226.0)	(609.6)	383.6
Other income, net	13.4	11.2	2.2
Interest expense	(8.7)	(16.5)	7.8
Net loss	$(221.3)	$(614.9)	$393.6

Operating Expenses

Research and Development and Acquired in-process research and development Expenses
The table below summarizes our research and development and acquired in-process research and development expenses by category for the year ended December 31, 2024 and 2023, respectively.

(in millions)	Year Ended December 31,
	2024	2023	$ Change
Oncology clinical trial related costs	$100.9	$35.2	$65.7
Acquired in-process research and development	15.0	520.9	(505.9)
Anti-infectives (1)	0.3	(1.5)	1.8
Compensation related costs, excluding stock-based compensation	33.6	21.3	12.3
Stock-based compensation	16.0	4.4	11.6
Total	$165.8	$580.3	$(414.5)

(1)Anti-infectives includes the Company’s antibiotic pipeline research activities and ridinilazole or CDI program activities (collectively, “Anti-infectives).
The entry into the License Agreement with Akeso, Inc., effective in January 2023, represents a significant change in our strategy from anti-infectives to the therapeutic area of oncology. We invested our resources in the clinical development of ivonescimab during the years ended December 31, 2024 and 2023.

Oncology clinical trial related costs represent our investment in the clinical development of ivonescimab, known as SMT112 in the Licensed Territory.

Research and development expenses (excluding acquired in progress research and development noted below) increased by $91.4 million during the year ended December 31, 2024, compared to the same period in the prior year. This increase was primarily due to our continued investment in oncology clinical trial related costs for ivonescimab, known as SMT112 in the Licensed Territory, resulting in an increase of $65.7 million and an increase in compensation and stock-based compensation related expenses of $23.9 million in the year ended December 31, 2024, to support the clinical development of ivonescimab as we continue to hire additional clinical resources in the oncology field, coupled with acceleration charges related to the achievement of certain market conditions on performance stock option awards. We expect oncology-related research and development costs to continue to increase as we progress with the development of ivonescimab.

In June 2024, we entered into a second amendment (the "Second Amendment") to the License Agreement with Akeso to expand the Licensed Territory to include Latin America, Middle East and Africa regions. Considered an extension of the original License Agreement, we agreed to make an upfront payment to Akeso in the amount of $15.0 million for these expanded territories which we paid in the third quarter of 2024. This was recorded in our consolidated statement of operations and comprehensive loss as acquired in process research and development expenses for the year ended December 31, 2024.

Our investment in ivonescimab included $520.9 million for the year ended December 31, 2023 related to our upfront milestone payments pursuant to the License Agreement with Akeso. The License Agreement closed in January 2023, and both Akeso and Summit entered into the Common Stock Issuance Agreement (“Issuance Agreement”). Pursuant to the License Agreement and Issuance Agreement, Akeso elected to receive 10 million shares of our common stock in lieu of $25.1 million cash and was paid $274.9 million in cash as the initial upfront payment. The remaining $200.0 million upfront payment was paid on March 6, 2023. Acquired in-process research and development expense comprised of the $474.9 million paid in cash, the fair value of the 10 million shares of common stock on the date of closing the transaction of $45.9 million, and $0.1 million of direct transactions costs incurred.

General and Administrative Expenses
The table below summarizes our general and administrative expenses by category for the year ended December 31, 2024 and 2023, respectively.

(in millions)	Year Ended December 31,
	2024	2023	$ Change
Compensation related costs, excluding stock-based compensation	$14.7	$10.1	$4.6
Stock-based compensation	35.0	9.7	25.3
Legal fees and professional services	4.8	6.9	(2.1)
Other general and administrative expenses	6.0	3.6	2.4
Total	$60.5	$30.3	$30.2
General and administrative expenses increased by $30.2 million for the year ended December 31, 2024, compared to the same period in the prior year, primarily due to an increase of $25.3 million in stock-based compensation related to an increase in equity award grants and the acceleration charges related to the achievement of certain market conditions on performance stock option awards. Additionally, compensation-related costs, excluding stock-based compensation increased by $4.6 million, for the year ended December 31, 2024, compared to the same period in the prior year, as the Company is focused on building its executive management team to continue supporting its growth. We expect general and administrative expenses to continue to increase as we scale our infrastructure and management to support development of ivonescimab.

Other Operating (Expense) Income, net
The table below summarizes our other operating (expense) income by category for the year ended December 31, 2024 and 2023, respectively:

(in millions)	Year Ended December 31,
	2024	2023	$ Change
Research and development tax credits	$0.3	$1.0	$(0.7)
Total	$0.3	$1.0	$(0.7)
U.K. research and development tax credits decreased by $0.7 million for the year ended December 31, 2024, compared to the same period in the prior year, as management updated its estimates for qualifying expenditures relating to ivonescimab, which resulted in a decrease in tax credits claimed.

Other Income (Expense), Net
The table below summarizes our other income (expense), net by category for the year ended December 31, 2024 and 2023, respectively.

(in millions)	Year Ended December 31,
	2024	2023	$ Change
Foreign currency (losses) gains	$(0.1)	$0.6	$(0.7)
Investment income	13.5	10.5	3.0
Reclassification of cumulative currency translation gain	—	0.4	(0.4)
Other expense, net	—	(0.3)	0.3
Total	$13.4	$11.2	$2.2
Other income (expense), net increased by $2.2 million for the year ended December 31, 2024, compared to the same period in the prior year, primarily due to an increase of $3.0 million in interest income due to the higher short-term investments balance, partially offset by unfavorable changes in foreign currency losses of $0.7 million.

Interest Expense
Interest expense on promissory notes payable to related parties decreased to $8.7 million for the year ending December 31, 2024, from $16.5 million during the year ending December 31, 2023, due to full payment of promissory note in October 2024.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through issuances of our common stock, including our most recent private placement issued in September 2024 for gross proceeds of $235.0 million and the raise of $44.2 million gross proceeds from our ATM Agreement during 2024, issuance of debt, and receipt of payments to us under license and collaboration arrangements.

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

•invest in clinical development of ivonescimab in the Licensed Territory;
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

During the year ended December 31, 2024, we incurred a net loss of $221.3 million, and cash flows used in operating activities was $142.1 million. As of December 31, 2024 we had an accumulated deficit of $1,214.6 million, cash and cash equivalents and short-term investments in U.S. treasury securities of $412.3 million. We expect to continue to generate operating losses for the foreseeable future.

We have evaluated whether our cash, cash equivalents and short-term investments provide sufficient cash to fund our operating cash needs for the next 12 months from the date of issuance of these annual financials. We concluded that our cash, cash equivalents and short-term investments as of December 31, 2024 will fund our operating cash needs for at least the next 12 months from the date of issuance of these financial statements.

From time to time, we may raise additional equity or debt capital through both registered offerings off of a shelf registration, including “at-the-market” offerings, and private offerings of securities. On February 20, 2024, we filed a shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on February 27, 2024. Through our shelf registration statement we may, from time to time, sell up to an aggregate of $450 million of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units. Of the $450 million of liquidity available to us under this shelf registration statement, on May 13, 2024, we had established an at-the-market offering program with J.P. Morgan Securities LLC, as sales agent, in the amount of up to $90 million, of which $45.8 million remains available for sale as of December 31, 2024. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. To the extent we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected. As of the date of this report, additional capital has not been secured.

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

Cash Flows

The following table summarizes the results of our cash flows for the years ended December 31, 2024 and 2023.

(in millions)	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(142.1)	$(76.8)
Net cash used in investing activities	$(205.3)	$(587.8)
Net cash provided by financing activities	$381.2	$86.5

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $142.1 million and primarily resulted from a net loss of $221.3 million, which included an adjustment of $15.0 million in cash payments related to investing activities for the purchase of in-process research and development from Akeso under the terms of the License Agreement and the associated direct transaction costs, non-cash charges of $48.7 million and a net increase in working capital of $15.5 million. Non-cash charges primarily include $51.0 million of stock-based compensation, partially offset by $2.6 million related to the amortization of discount on short-term investments. The net increase in working capital is primarily due to an $11.9 million increase in accrued liabilities and other current liabilities, a $6.6 million increase in accrued compensation, a $2.5 million decrease in other assets, and a $2.0 million increase in accounts payable, partially offset by a $7.9 million increase in prepaid expenses and other current assets.

Net cash used in operating activities for the year ended December 31, 2023 was $76.8 million and resulted from a net loss of $614.9 million, which included an adjustment of $475.0 million in cash payments related to investing activities for the purchase of in-process research and development from Akeso under the terms of the License Agreement and the associated direct transaction costs and non-cash charges of $63.6 million and a net decrease in working capital of $0.5 million. Non-cash charges primarily include a $45.9 million expense for the issuance of shares in lieu of cash for the Akeso upfront payment, $14.1 million of stock-based compensation, $6.3 million related to non-cash interest expense, and a $0.5 million impairment charge, partially offset by $1.9 million related to amortization of discount on short-term investments and $0.8 million in a net unrealized foreign exchange gain. The net increase in working capital is primarily due to a $3.7 million increase in other long-term assets, a $2.4 million decrease in accrued liabilities, and a $0.4 million decrease in lease liabilities, partially offset by a $4.2 million decrease in the research and development tax credit receivable and a $2.3 million increase in accounts payable.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2024 was $205.3 million and was primarily due to $190.2 million of net purchases of short-term investments and $15.0 million of cash payments made to Akeso pursuant to the License Agreement. Net cash used in investing activities for the years ended December 31, 2023 was $587.8 million and was primarily due to $475.0 million of cash payments made to Akeso pursuant to the License Agreement and $112.9 million of net purchases of short-term investments.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $381.2 million and was primarily due to $434.9 million of proceeds from various private placements, $43.0 million net proceeds from our current ATM Agreement, and proceeds received of $2.7 million related to employee stock awards, partially offset by a $100.0 million early principal payment on promissory notes payable to a related party.

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

Contractual Obligations and Commitments

Fixed asset purchase commitments
At December 31, 2024 and 2023, we had no capital commitments.
Lease commitments
The following table summarizes our lease contractual obligations as of December 31, 2024:

	Payment due by period
(in millions)	Total	Less than 1 year	Between 1 and 3 years	Between 3 and 5 years	More than 5 years
Operating lease obligations	$8.0	$3.8	$2.8	$1.4	$—

Debt commitments
On December 6, 2022, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”), with Mr. Duggan and Dr. Zanganeh, pursuant to which we agreed to sell to each of Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the aggregate amount of $520 million. Pursuant to the Note Purchase Agreement, we issued to Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the amount of $400 million (the “Duggan February Note”) and $20 million (the “Zanganeh Note”), respectively, which matured and became due on February 15, 2023 and an unsecured promissory note to Mr. Duggan in the amount of $100 million (the “Duggan September Note” and together with the Duggan February Note and the Zanganeh Note, the “December 2022 Notes”), which was originally due on September 15, 2023. The maturity dates of the December 2022 Notes could have been extended one or more times at our election, but in no event to a date later than September 6, 2024. In addition, if we consummated a public offering, then upon the later to occur of (i) five business days after we receive the net cash proceeds therefrom or (ii) May 15, 2023, the Duggan February Note and the Zanganeh Note were to be prepaid by an amount equal to the lesser of (a) 100% of the amount of the net proceeds of such offering and (b) the outstanding principal amount on such Notes. On January 19, 2023, we provided notice to extend the term of the Duggan February Note and Duggan September Note to a maturity date of September 6, 2024.
Furthermore, on January 19, 2023, we and Mr. Duggan rectified the Duggan February Note and Duggan September Note in order to correctly reflect the parties’ intent that we may only prepay (i) the Duggan February Note following the completion of a public rights offering to be conducted by us in the approximate amount of $500 million, or a similar capital raise, in an amount equal to the lesser of (x) the net proceeds of the Rights Offering or such capital raise or (y) the full amount outstanding of the Duggan February Note, and (ii) the Duggan September Note following the completion of a capital raising transaction subsequent to the 2023 Rights Offering (as defined in Note 17 Stockholders’ Equity to the consolidated financial statements included under Item 15 Exhibits, Financial Statement Schedules) in an amount equal to the lesser of (A) the net proceeds of such capital raise or (B) the full amount outstanding of the Duggan September Note. Following the issuance of the two new Promissory Notes (the “Duggan Promissory Notes”), the Duggan February Note and Duggan September Note were marked as “cancelled” on their face and replaced in their entirety by the Duggan Promissory Notes (together with the Zanganeh Note, the “Notes”). The Notes accrued interest at an initial rate of 7.5%. All interest on the Notes was paid on the date of signing for the period through February 15, 2023. Such prepaid interest was paid in a number of shares of our common stock, par value $0.01 (“Common Stock”) equal to the dollar amount of such prepaid interest, divided by $0.7913 (the consolidated closing bid price immediately preceding the time we entered into the Note Purchase Agreement, plus $.01), which was 9,720,291 shares. For all applicable periods following February 15, 2023, interest accrued on the outstanding principal balance of the Notes at the US prime interest rate, as reported in the Wall Street Journal, plus 50 basis points, as adjusted monthly, for three months immediately following February 15, 2023, and thereafter at the US prime rate plus 300 basis points, as adjusted monthly. Accrued interest was paid in cash, quarterly in arrears, on each of March 31, June 30, September 30 and December 31.

On February 15, 2023, the $20 million Zanganeh Note matured and we repaid the outstanding principal balance. In connection with the closing of the Rights Offering, the $400 million Duggan Promissory Note matured and became due, and we satisfied all principal and accrued interest thereunder using a combination of a portion of the cash proceeds from the 2023 Rights Offering and the extinguishment of a portion of the amount due equal to the subscription price of shares subscribed by Mr. Duggan in the 2023 Rights Offering.

On February 17, 2024 the Duggan February Note was amended to extend the maturity date from September 6, 2024 to April 1, 2025. For all applicable periods commencing February 17, 2024, interest accrued on the outstanding principal balance at the greater of 12% or the US prime interest rate, as reported in the Wall Street Journal plus 350 basis points, as adjusted monthly, compounded quarterly. Interest was paid upon maturity of the loan.

As of October 1, 2024, the Company repaid the Duggan September Note in full, resulting in principal payments in the aggregate amount of $100.0 million and accrued cash interest of $7.3 million.
Other commitments
We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. Most contracts provide for termination upon notice, and therefore are cancellable contracts. As of December 31, 2024, total unconditional purchase obligations, excluding lease commitments, are estimated to be approximately $13.9 million.
We have certain commitments under our agreements with Akeso. The License Agreement with Akeso also contains certain manufacturing and purchase commitments. As of December 31, 2024, we are unable to estimate the amount, timing or likelihood of achieving the milestones, making future product sales or assessing estimated forecasts for manufacturing and supplied materials which these contingent payment obligations relate to. For additional information about the License Agreement with Akeso, refer to Note 5, “Akeso License and Collaboration Agreement” to the Consolidated Financial Statements included under Item 15, “Exhibits, Financial Statement Schedules.”
Indemnifications
Our certificate of incorporation provides that it will indemnify the directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with all of the directors and executive officers. These indemnification agreements may require us, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of our directors or executive officers. We believe the fair value for these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2024.
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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop product candidates, including personnel expenses, stock-based compensation expense, allocated facility-related and depreciation expenses, third-party license fees and external costs of outside vendors engaged to conduct preclinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials. Non- refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced. Milestone and other payments made to third-parties with respect to in-process research and development, in accordance with the Company’s license, acquisition and other similar agreements are expensed when determined to be probable and estimable.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock option and restricted stock unit awards based on the estimated fair value of the award on the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. Additionally, the Company uses a Monte Carlo simulation model to calculate the estimated fair value on the date of grant related to awards with market-based service conditions. The fair value is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis for each separately vesting portion of the award when the only condition to vesting is continued service. If vesting is subject to a market or performance condition, recognition is based on the derived service period of the award. Expense for awards with performance conditions is estimated and adjusted on a quarterly basis based upon the assessment of the probability that the performance condition will be met. Use of the Black-Scholes option-pricing model requires management to apply judgment under subjective assumptions. These assumptions include:
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

The Company uses a Monte Carlo simulation model to estimate the fair value of Performance and Market-based Stock Options at the date of grant. Key assumptions used in the model include the risk-free interest rate, which reflects the US Treasury Constant Maturity Yield with a term commensurate with the contractual term of the award, and stock price volatility, which is derived based on the historical volatility of the Company’s stock.

The Company estimates expected forfeitures at the time of grant instead of accounting for forfeitures as they occur. Stock option awards have been granted at fair value to non-employees, in connection with research and consulting services provided to the Company, to non-employees in connection with corporate activities, and to employees, in connection with Stock Purchase and Restriction Agreements. Equity awards generally vest over terms of 3 or 4 years.

The Company classifies stock-based compensation expense in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified.

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

The Company accounts for uncertainty in income taxes by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the consolidated financial statements. The amount of benefits that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties. At December 31, 2024 and 2023, the Company had unrecognized tax positions of $2.1 million and $1.1 million, respectively. Due to the Company’s full valuation allowance, the unrecognized tax benefits would not materially impact the Company’s effective tax rate when recognized. The Company does not anticipate the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as part of its income tax provision.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please see Note 4 to our consolidated financial statements contained in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposures to market risk are liquidity risk and foreign currency risk.

Liquidity Risk

We have funded our operations since inception primarily through the issuance of equity and debt securities. We have also received funding from our license and collaboration arrangements. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk refers to the risk that the value of a financial commitment or recognized asset or liability will fluctuate due to changes in foreign currency rates. Our net loss and financial position, as expressed in U.S. dollars, are exposed to movements in foreign exchange rates against the pound sterling and the euro. The main trading currencies are the pound sterling, the U.S. dollar, Japanese Yen, and the euro. We are exposed to foreign currency exchange rate risk as a result of entering into operating transactions denominated in currencies other than the functional currency of our subsidiaries, particularly in relation to our monetary assets and liabilities relating to intercompany transactions, supplier liabilities and the translation of foreign cash balances. Operating transaction foreign currency gains and losses are included in the determination of net loss in our statements of operations and comprehensive loss. We monitor our exposure to foreign currency exchange rate risk. Exposures are generally managed through natural hedging via the currency denomination of cash balances and any impact currently is not material to us.

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

Credit Risk

We consider all of our material counterparties to be creditworthy. We consider the credit risk for each of our counterparties to be low and do not have a significant concentration of credit risk at any of our counterparties. We have $1.3 million of research and development tax credits outstanding at December 31, 2024. Given that these receivables relate to U.K. research and development tax credit cash rebate regimes and given our history of collection, it is highly unlikely that these amounts will not be collected.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and the participation of the company’s management, including our Co-Chief Executive Officers (our Principal Executive Officers) and our Chief Operating Officer and Chief Financial Officer (our Principal Financial Officer). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of December 31, 2024, our Co-Chief Executive Officer and Executive Chairman and our Co-Chief Executive Officer, President and Director (our Principal Executive Officers), and our Chief Operating Officer, Chief Financial Officer and Director (our Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed, under the supervision of the Co-Chief Executive Officers (our Principal Executive Officers), and our Chief Operating Officer and Chief Financial Officer (our Principal Financial Officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2024, based on the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on the COSO internal control criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART IIIs

Item 10. Directors, Executive Officers and Corporate Governance
The information required in response to this item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation
The information required in response to this item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required in response to this item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions
The information required in response to this item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required in response to this item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements

As part of this Annual Report on Form 10-K, the consolidated financial statements are listed in the accompanying index to financial statements on page 87.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required, or the information required is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed below.

Exhibit No.	Description

3.1
Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

3.2
Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

3.3
Amendment to Restated Certificate of Incorporation of Summit Therapeutics Inc., as filed with the Delaware Secretary of State on July 27, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on July 29, 2022

3.4
Amendment No. 2 to Restated Certificate of Incorporation of Summit Therapeutics Inc., dated January 19, 2023 (incorporated by reference to Exhibit 5.1 to the Company's Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on January 20, 2023

4.1
Registration Rights Agreement, dated January 9, 2019, by and among Summit Therapeutics plc and Robert W. Duggan (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 6-K (File No. 001-36866), filed with the Securities and Exchange Commission on January 10, 2019)

4.2
Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 29, 2020)

4.3
Form of Consultant Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

4.4
Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

4.5
Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to the description of securities contained in the Company’s Current Report on Form 8-K12B (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

4.6
Registration Rights Agreement, dated November 6, 2020, by and among Summit Therapeutics Inc., Polar Capital Funds plc - Biotechnology Fund and the Mahkam Zanganeh Revocable Trust (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on November 6, 2020)

4.7
Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on April 21, 2021)

10.1#
2005 Enterprise Management Incentive Scheme (incorporated by reference to Exhibit 4.3 to the Company’s Transition Report on 20-F (File No. 333-36866), as amended, filed with the Securities and Exchange Commission on April 30, 2020)

10.2#
2016 Long Term Incentive Plan (incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 20-F (File No. 001-36866), filed with the Securities and Exchange Commission on May 12, 2016)

10.3
Lease, dated February 17, 2017, by and among MEPC Milton Park No. 1 Limited, MEPC Milton Park No. 2 Limited and Summit Therapeutics plc (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 20-F (File No. 001-36866), filed with the Securities and Exchange Commission on March 30, 2017)

10.4
Lease, dated December 22, 2017, by and between Merrifield Centre Ltd and Discuva Limited (incorporated by reference to Exhibit 4.31 to the Company’s Annual Report on Form 20-F (File No. 001-36866), filed with the Securities and Exchange Commission on April 13, 2018)

10.5
Form of Non-Executive Director Restricted Stock Unit (RSU) Agreement (incorporated by reference to Exhibit 4.33 to the Company’s Annual Report on Form 20-F (File No. 001-36866), filed with the Securities and Exchange Commission on April 13, 2018)

Exhibit No.	Description

10.6(1)
Securities Purchase Agreement, dated October 2, 2020, by and between Summit Therapeutics Inc. and Robert W. Duggan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36866) filed with the Securities and Exchange Commission on October 5, 2020)

10.7#
Form of Indemnification Agreement between Summit Therapeutics Inc. and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

10.8#
2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

10.9#
Form of Option Award under 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 29, 2020)

10.10#
Form of Restricted Stock Unit Agreement under 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 29, 2020)

10.11#
2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

10.12
Sublease Agreement, dated March 26, 2021, by and between Maky Zanganeh & Associates Inc. and Summit Therapeutics Sub Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-36866), filed with the Securities and Exchange Commission on March 31, 2021)

10.13(1)
Note Purchase Agreement, dated March 10, 2022, by and between Summit Therapeutics Inc. and Robert W. Duggan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File. No. 001-36866), filed with the Securities and Exchange Commission on March 11, 2022)

10.14
Promissory Note, dated March 10, 2022, in the name of Robert W. Duggan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File. No. 001-36866), filed with the Securities and Exchange Commission on March 11, 2022)

10.15
Note Purchase Agreement, dated December 6, 2022, by and among Summit Therapeutics Inc., Robert W. Duggan, and Dr. Mahkam Zanganeh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on December 6, 2022)

10.16†
Collaboration and License Agreement, dated December 5, 2022, by and between Akeso, Inc. and its affiliates and Summit Therapeutics Sub Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form S-3 (File No. 333-268932) filed with the Securities and Exchange Commission on December 21, 2022)

10.17
Amendment No. 1 to Collaboration and License Agreement Amendment, dated January 16, 2023, by and among Summit Therapeutics Inc. and Akeso, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on January 20, 2023, File No. 001-36866)

10.18
Common Stock Issuance Agreement, dated January 17, 2023, by and among Summit Therapeutics Inc. and Akeso, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on January 20, 2023, File No. 001-36866)

10.19
Promissory Notes, dated January 19, 2023, by and among Summit Therapeutics Inc. and Robert W. Duggan (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on January 20, 2023, File No. 001-36866)

10.20#
Amended and Restated 2020 Stock Incentive Plan, dated July 27, 2022 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K (File No. 001-36866), filed with the Securities and Exchange Commission on March 9, 2023)

10.21†
First Amendment to Sublease Agreement, dated July 25, 2022, by and among Summit Therapeutics Inc. and Maky Zanganeh and Associates, Inc. (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K (File No. 001-36866), filed with the Securities and Exchange Commission on March 9, 2023)

10.22†
Second Amendment to Sublease Agreement, dated July 29, 2022, by and among Summit Therapeutics Inc. and Maky Zanganeh and Associates, Inc. (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K (File No. 001-36866), filed with the Securities and Exchange Commission on March 9, 2023)

10.23#
Employment Agreement, dated October 13, 2023, by and between Summit Therapeutics Inc. and Manmeet Soni (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36866), filed with the Securities and Exchange Commission on November 7, 2023)

Exhibit No.	Description

10.24
Securities Purchase Agreement, dated October 13, 2023, by and between Summit Therapeutics Inc. and Manmeet Soni (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36866), filed with the Securities and Exchange Commission on November 7, 2023)

10.25
Amended and Restated Promissory Note, dated February 17, 2024, by and between Summit Therapeutics Inc. and Robert W. Duggan (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K (File No. 001-36866), filed with the Securities and Exchange Commission on February 20, 2024).

10.26
Lease Agreement, dated January 8, 2024 by and between Brickell Key Center, LLC and Summit Therapeutics, Inc (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36866), filed with the Securities and Exchange Commission on May 1, 2024)

10.27
Distribution Agreement, dated May 13, 2024, by and between Summit Therapeutics Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on May 13, 2024)

10.28+
Securities Purchase Agreement, dated June 3, 2024, by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on June 3, 2024)

10.29+
Registration Rights Agreement, dated June 3, 2024, by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on June 3, 2024)

10.30†
Amendment No. 2 to Collaboration and License Agreement Amendment, dated June 3, 2024, by and among Summit Therapeutics Sub, Inc. and Akeso, Inc. and its affiliates (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36866), filed with the Securities and Exchange Commission on August 6, 2024.

10.31†
Sublease, dated June 27, 2024, by and between Summit Therapeutics Inc. and Duggan Investments Research LLC (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (File No. 001-36866), filed with the Securities and Exchange Commission on August 6, 2024)

10.32†
Sublease, dated June 27, 2024, by and between Summit Therapeutics Inc. and Genius 24C Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on 10-Q (File No. 001-36866), filed with the Securities and Exchange Commission on August 6, 2024)

10.33†
Third Amendment to Sublease, dated August 2, 2024, by and between Summit Therapeutics Sub, Inc. and Zanganeh & Associates Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on 10-Q (File No. 001-36866), filed with the Securities and Exchange Commission on August 6, 2024)

10.34+
Securities Purchase Agreement, dated September 11, 2024, by and among Summit Therapeutics Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed (File No. 001-36866), filed with the Securities and Exchange Commission on September 12, 2024)

10.35+
Registration Rights Agreement, dated September 11, 2024, by and among Summit Therapeutics Inc. and the Investors named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed (File No. 001-36866), filed with the Securities and Exchange Commission on September 12, 2024)

14.1*	Code of Business Conduct and Ethics of Summit Therapeutics Inc.
19.1*	Insider Trading Policy

21.1*	List of Significant Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

97.1
Summit Therapeutics, Inc. Incentive-based Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K (File No. 001-36866), filed with the Securities and Exchange Commission on February 20, 2024)

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit No.	Description

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Portions of this exhibit have been omitted in compliance with Regulation S-K Item 601(b)(10)(iv) because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.
+
Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	The schedules and exhibits have been omitted. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.

Item 16. Report Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT THERAPEUTICS INC.

By:	/s/ Robert W. Duggan
Name: Title:	Robert W. Duggan Co-Chief Executive Officer and Executive Chairman (Principal Executive Officer)

By:	/s/ Mahkam Zanganeh
Name: Title:	Dr. Mahkam Zanganeh Co-Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ Manmeet S. Soni
Name: Title:	Manmeet S. Soni Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)
Date: February 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert W. Duggan	Co-Chief Executive Officer and Executive Chairman (Principal Executive Officer)	February 24, 2025
Robert W. Duggan

/s/ Mahkam Zanganeh	Co-Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2025
Dr. Mahkam Zanganeh

/s/ Manmeet S. Soni	Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)	February 24, 2025
Manmeet S. Soni

/s/ Bhaskar Anand	Head of Finance and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2025
Bhaskar Anand

/s/ Robert F. Booth	Director	February 24, 2025
Dr. Robert F. Booth

/s/ Alessandra Cesano	Director	February 24, 2025
Dr. Alessandra Cesano

/s/ Kenneth Clark	Director	February 24, 2025
Kenneth Clark

/s/ Jeff Huber	Director	February 24, 2025
Jeff Huber

/s/ Mostafa Ronaghi	Director	February 24, 2025
Mostafa Ronaghi

/s/ Yu Xia	Director	February 24, 2025
Dr. Yu Xia

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Summit Therapeutics Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Summit Therapeutics Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Emphasis of Matter

As discussed in Note 3 to the consolidated financial statements, the Company has incurred net losses from operations and cash outflows from operating activities. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 3.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Research and Development Prepaid Expenses and Accrued Liabilities

As described in Notes 4 and 14 to the consolidated financial statements, included within prepaid expenses and other assets as of December 31, 2024 is $8.3 million of prepayments relating to research and development expenditures. Included within accrued liabilities as of December 31, 2024 is $17.4 million relating to research and development expenditures. The Company records accruals for estimated ongoing research and development costs or prepaid expenses where the payments made exceed the estimated costs. These amounts are determined by management based on the estimated costs to complete each study or activity, the estimation of the current stage of completion and the invoices received, as well as predetermined milestones which are not reflective of the current stage of development for prepaid expenses. However, prepaid expenses decrease, and accrued liabilities increase as the activities progress, and if actual costs incurred exceed the prepaid expense, an accrual will be recorded for the liability. The key sensitivity is the estimated current stage of completion of each study or activity, which is based on information received from the supplier and management’s operational knowledge of the work completed under those contracts.

The principal considerations for our determination that performing procedures relating to accrued and prepaid research and development costs is a critical audit matter are (i) the significant judgment by management when developing the estimated research and development costs and, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions related to the estimated current stage of completion of each study or activity.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the accrued and prepaid research and development costs process, including controls over the development of estimated research and development costs. These procedures also included, among others, (i) evaluating management’s process on a sample basis for determining the current stage of completion of each study or activity; (ii) reading a sample of research and development contracts; (iii) evaluating the reasonableness of progress towards completion for a sample of research and development activities and the associated incurred cost based on invoices, external confirmations or other information received from the supplier; and (iv) testing the completeness and accuracy of the underlying data including total costs included within contracts and actual billed amounts for a sample of contracts.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 24, 2025

We have served as the Company’s auditor since 2021.

Summit Therapeutics Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$104,862	$71,425
Restricted cash	325	—
Short-term investments	307,487	114,817
Prepaid expenses and other current assets	10,519	2,622
Research and development tax credit receivable	557	848
Total current assets	423,750	189,712

Non-current assets:
Property and equipment, net	254	204
Operating lease right-of-use assets	7,144	5,859
Goodwill	1,864	1,893
Research and development tax credit receivable	698	959
Other assets	1,850	4,322
Total assets	$435,560	$202,949

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,636	$2,667
Accrued liabilities	19,554	8,783
Accrued compensation	11,977	5,429
Operating lease liabilities, current portion	3,765	2,809
Other current liabilities	1,797	717
Total current liabilities	41,729	20,405

Non-current liabilities:
Operating lease liabilities, net of current portion	3,453	3,290
Other non-current liabilities	1,630	1,562
Promissory note payable to a related party	—	100,000
Total liabilities	46,812	125,257
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Common stock, $0.01 par value: 1,000,000,000 shares authorized; 737,626,004 and 701,660,053 shares issued and outstanding at December 31, 2024 and 2023, respectively	7,376	7,017
Additional paid-in capital	1,598,230	1,066,381
Accumulated other comprehensive loss	(2,285)	(2,448)
Accumulated deficit	(1,214,573)	(993,258)
Total stockholders' equity	388,748	77,692
Total liabilities and stockholders' equity	$435,560	$202,949

The accompanying notes are an integral part of the consolidated financial statements

Summit Therapeutics Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$—	$—	$705
Operating expenses:
Research and development	150,777	59,471	51,999
Acquired in-process research and development	15,007	520,915	—
General and administrative	60,527	30,265	26,743
Impairment of intangible assets	—	—	8,468
Total operating expenses	226,311	610,651	87,210
Other operating income, net	313	1,001	14,416
Operating loss	(225,998)	(609,650)	(72,089)
Other income (expense), net	13,369	11,183	(2,292)
Interest expense	(8,686)	(16,461)	(4,401)
Net loss	$(221,315)	$(614,928)	$(78,782)
Net loss per share:
Basic and diluted	$(0.31)	$(0.99)	$(0.41)
Weighted average common shares outstanding:
Basic and diluted	718,541,896	619,646,180	193,336,063
Other comprehensive income (loss):
Foreign currency translation adjustments	60	(172)	304
Reclassification of unrealized loss on short-term investments to other expense, net	3	—	—
Reclassification of cumulative currency translation gain to other expense, net	—	(419)	—
Unrealized gain on short-term investments	100	36	—
Comprehensive loss	$(221,152)	$(615,483)	$(78,478)

The accompanying notes are an integral part of the consolidated financial statements.

Summit Therapeutics Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Total Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	98,039,540	$980	$384,049	$(2,197)	$(299,548)	$83,284
2022 Rights Offering of common stock, net of offering costs of $111	103,092,783	1,031	98,858	—	—	99,889
Issuance of common stock in lieu of interest to related parties	9,720,291	97	7,497	—	—	7,594
Issuance of common stock under stock purchase plans and exercise of stock options	238,811	2	397	—	—	399
Stock-based compensation	—	—	11,948	—	—	11,948
Imputed interest expense on promissory note payable to a related party	—	—	2,018	—	—	2,018
Foreign currency translation adjustment	—	—	—	304	—	304
Net loss	—	—	—	—	(78,782)	(78,782)
Balance at December 31, 2022	211,091,425	$2,110	$504,767	$(1,893)	$(378,330)	$126,654
2023 Rights Offering of common stock, net of offering costs of $619	476,190,471	4,762	494,619	—	—	499,381
Issuance of common stock under employee stock purchase plans and exercise of stock options	596,472	7	922	—	—	929
Issuance of common stock in lieu of cash for Akeso upfront payment	10,000,000	100	45,800	—	—	45,900
Private placement of common stock	2,976,190	30	4,970	—	—	5,000
Exercise of warrants	805,495	8	1,195	—	—	1,203
Stock-based compensation	—	—	14,108	—	—	14,108
Unrealized gain on short-term investments	—	—	—	36	—	36
Reclassification of cumulative translation gain (Note 8)	—	—	—	(419)	—	(419)
Foreign currency translation adjustment	—	—	—	(172)	—	(172)
Net loss	—	—	—	—	(614,928)	(614,928)
Balance at December 31, 2023	701,660,053	$7,017	$1,066,381	$(2,448)	$(993,258)	$77,692
Private placement of common stock, net of offering costs of $140	32,574,640	326	434,534	—	—	434,860
Issuance of common stock under stock purchase plans and exercise of stock options and warrants	1,584,218	15	3,319	—	—	3,334
Proceeds from at-the-market offering, net of commissions and offering costs of $1,190	1,807,093	18	43,015	—	—	43,033
Stock-based compensation	—	—	50,981	—	—	50,981
Unrealized gain on short-term investments	—	—	—	100	—	100
Reclassification of unrealized loss on short-term investments to other expense, net	—	—	—	3	—	3
Foreign currency translation adjustment	—	—	—	60	—	60
Net loss	—	—	—	—	(221,315)	(221,315)
Balance at December 31, 2024	737,626,004	$7,376	$1,598,230	$(2,285)	$(1,214,573)	$388,748
The accompanying notes are an integral part of the consolidated financial statements.

Summit Therapeutics Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows used in operating activities:
Net loss	$(221,315)	$(614,928)	$(78,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on remeasurement of liabilities	—	—	(1,265)
Non-cash interest expense	—	6,253	4,303
Amortization of discount on short-term investments	(2,576)	(1,924)	—
Unrealized foreign currency loss (gain)	229	(812)	2,616
Reclassification of currency translation gain	—	(419)	—
Impairment of fixed assets	—	474	—
Depreciation	89	198	349
Amortization of intangible assets	—	—	914
Impairment of intangible assets	—	—	8,468
Stock-based compensation	50,981	14,108	11,948
Loss on disposal of assets	—	(109)	—
Acquired in-process research and development expense	15,007	520,915	—
Changes in operating assets and liabilities:
Accounts receivable	—	359	975
Prepaid expenses and other current assets	(7,905)	(914)	5,107
Other assets	2,470	(3,421)	215
Research and development tax credit receivable	535	4,168	8,437
Deferred revenue and other income	—	—	(7,278)
Accounts payable	2,015	2,263	(4,132)
Accrued liabilities and other current liabilities	11,879	(2,377)	4,782
Accrued compensation	6,557	(235)	1,609
Other long-term liabilities	95	—	—
Operating lease right-of-use assets and lease liabilities, net	(167)	(359)	152
Net cash used in operating activities	(142,106)	(76,760)	(41,582)

Cash flows used in investing activities:
Purchase of property and equipment	(139)	(128)	(624)
Proceeds from sale of property, plant and equipment	—	226	—
Purchase of short-term investments	(680,032)	(321,022)	—
Maturities and sales of short-term investments	489,837	208,165	—
Payments to Akeso for upfront milestone payments and associated direct transaction costs	(15,007)	(475,015)	—
Net cash used in investing activities	(205,341)	(587,774)	(624)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock via private placements, net of offering costs	434,860	5,000	—
Proceeds from the issuance of common stock under at-the-market offering, net of commissions and offering costs	43,033	—	—
Proceeds from the issuance of common stock for rights offering	—	104,686	100,000
Transaction costs from the issuance of common stock for rights offering	—	(619)	(111)
Net receipts related to the exercise of warrants	598	1,203	—
Proceeds received related to employee stock purchase plan and exercise of stock options	2,736	929	399
Proceeds from related party promissory notes	—	—	545,000
Re-payment of related party promissory notes	(100,000)	(24,686)	(25,000)
Payments of related party promissory notes issuance costs	—	—	(44)
Net cash provided by financing activities	381,227	86,513	620,244
Effect of exchange rates on cash and cash equivalents	(18)	839	(1,222)
Increase (decrease) in cash, cash equivalents and restricted cash	33,762	(577,182)	576,816
Cash, cash equivalents and restricted cash at beginning of period	71,425	648,607	71,791
Cash, cash equivalents and restricted cash at end of period	$105,187	$71,425	648,607
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest on related party promissory note	$8,806	$10,650	$434
Cash paid for income taxes	$—	$52	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt issuance costs in accrued expenses	$—	$—	$31
Consideration for the issuance of common stock for rights offering used to satisfy a portion of a related party promissory note (Note 16)	$—	$395,314	$—
Deferred transaction costs included in other non-current assets	$—	$—	$425
Leased assets obtained in exchange for operating lease liabilities	$4,216	$4,245	$2,860
Issuance of common stock pursuant to the Akeso License Agreement (Note 5)	$—	$45,900	$—
The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

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

The Company’s current lead development candidate is ivonescimab, a novel, potential first-in-class bispecific antibody intending to combine the effects of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF compound into a single molecule. On December 5, 2022, the Company entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso, Inc. and its affiliates (collectively, “Akeso”) pursuant to which the Company has in-licensed intellectual property related to ivonescimab, as further described in Note 5. Through the License Agreement, the Company obtained the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan. The License Agreement and transaction closed in January 2023 following customary waiting periods. On June 3, 2024, the Company entered into an amendment to the License Agreement with Akeso to expand its territories covered under the License Agreement to also include the Latin America, Middle East and Africa regions (collectively, and as expanded, the “Licensed Territory”). The Company’s operations are focused on the development of ivonescimab and other future activities, as the Company determines.

2. Basis of Presentation and Use of Estimates

Basis of Presentation

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

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued research and development expenses, stock-based compensation, other long-lived assets and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

3. Liquidity and Capital Resources

During the year ended December 31, 2024, the Company incurred a net loss of $221,315 and cash flows used in operating activities was $142,106. As of December 31, 2024, the Company had an accumulated deficit of $1,214,573, and cash and cash equivalents of $104,862 and short term investments in U.S. treasury securities of $307,487. The Company expects to continue to generate operating losses for the foreseeable future.

The Company has evaluated and concluded that its cash, cash equivalents and short-term investments provide sufficient cash to fund its operating cash needs for at least the next 12 months from the date of issuance of these consolidated financial statements.

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

4. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The significant accounting policies adopted by the Company in the preparation of these consolidated financial statements are set out below. These policies have been consistently applied to all the years presented, unless otherwise stated.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The consolidated financial statements reflect the accounts of Summit Therapeutics Inc. and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

Foreign Currency Translation

The financial statements of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive (loss) income in stockholders’ equity. Foreign currency transaction gains and losses are included in other expense, net in the results of operations. The Company recorded realized and unrealized foreign currency transaction (loss) gain of ($97), $613 and ($4,109) for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in other expense, net in the statements of operations and comprehensive loss.

Other Operating (Expense) Income, Net

The Company generated income from government contracts that reimburse the Company for certain allowable costs for funded projects. For contracts with government agencies where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received within other operating (expense) income, net in the consolidated statements of operations and comprehensive loss.
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
Grant income is not recognized as deductions of research and development costs because the Company acts as the principal in conducting the research and development activities and these contracts are central to its ongoing operations. The funds received through these means are held as deferred income in the consolidated balance sheets and are released to the consolidated statement of operations and comprehensive loss, classified as other operating (expense) income, net, as the underlying expenditure is incurred and to the extent the conditions of the grant are met. The related costs incurred by the Company are included in research and development expense in the Company’s consolidated statements of operations and comprehensive loss.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The Company benefits from two United Kingdom ("U.K.") research and development (“R&D”) tax credit cash rebate regimes: Small and Medium Enterprise (“SME”) Program and the Research and Development Expenditure Credit (“RDEC”) Program. Each reporting period, management evaluates which tax relief programs the Company is expected to be eligible for and records as other operating (expense) income, net the portion of the expense that it expects to qualify under the programs, that it plans to submit a claim for, and it has reasonable assurance that the amount will ultimately be realized.

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

Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of net assets acquired. Goodwill is assigned to reporting units at the time of acquisition or when there is a change in the reporting structure and bases that allocation on which reporting units will benefit from the acquired assets and liabilities. Reporting units are defined as operating segments or one level below an operating segment, referred to as a component. Typically acquisitions related to a single reporting unit do not require the allocation of goodwill to multiple reporting units. If the net assets obtained in an acquisition are assigned to multiple reporting units, the goodwill is distributed to the respective reporting units as part of the purchase price allocation process.

The Company assesses goodwill for impairment on an annual basis as of December 31 or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results. The process of evaluating the potential impairment of goodwill requires significant judgment. In performing the Company’s annual goodwill impairment test, the Company is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount, including goodwill. In performing the qualitative assessment, the Company considers certain events and circumstances specific to the reporting unit and to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company is also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. If the Company chooses to undertake the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company would then proceed to the quantitative impairment test. In the quantitative assessment, the Company compares the fair value of the reporting unit to its carrying amount, which includes goodwill. If the fair value exceeds the carrying value, no impairment loss exists. If the fair value is less than the carrying amount, a goodwill impairment loss is measured and recorded.

Intangible Assets and Long-lived Assets
The Company evaluates the recoverability of its intangible and long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. If events and circumstances indicate that the carrying amount may not fully be recoverable, the carrying values of the asset or asset group are evaluated in relation to their operating performance and future undiscounted cash flows of the underlying business. If the future undiscounted cash flows are less than their carrying value, impairment exists. The impairment is measured as the difference between the carrying value and the fair value of the underlying asset or asset group. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

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

Acquired In-Process Research and Development

The Company may enter into agreements with collaboration partners for the development and commercialization of its products. These arrangements may include payments contingent on the occurrence of certain events such as development, regulatory or sales-based milestones. The Company considers the unique nature, terms and facts and circumstances of each transaction. The Company considers whether or not the assets acquired have an alternative future use.

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

Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock option awards based on the estimated fair value of the award on the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. Additionally, the Company uses a Monte Carlo simulation model to calculate the estimated fair value on the date of grant related to awards with market-based service conditions. The fair value is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis for each separately vesting portion of the award when the only condition to vesting is continued service. If vesting is subject to a market or performance condition, recognition is based on the derived service period of the award. Expense for awards with performance conditions is estimated and adjusted on a quarterly basis based upon the assessment of the probability that the performance condition will be met. Use of the Black-Scholes option-pricing model requires management to apply judgment under subjective assumptions. These assumptions include:
•Expected term—The expected term of stock options represents the weighted-average period the stock options are expected to be outstanding. The Company uses the simplified method for estimating the expected term as provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.
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

The Company uses a Monte Carlo simulation model to estimate the fair value of Performance and Market-based Stock Options at the date of grant which utilizes multiple input variables to estimate the probability that the market condition will be achieved. Key assumptions used in the model include the risk-free interest rate, which reflects the US Treasury Constant Maturity Yield with a term commensurate with the contractual term of the award, and stock price volatility, which is derived based on the historical volatility of the Company’s stock.

The Company estimates expected forfeitures at the time of grant instead of accounting for forfeitures as they occur. Stock option awards have been granted at fair value to non-employees in connection with research and consulting services provided to the Company. Equity awards generally vest over terms of 3 or 4 years.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The Company classifies stock-based compensation expense in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and short-term investments. The Company’s cash is comprised of short-term cash deposits at a variety of financial institutions which the Company believes are of high credit ratings in amounts that may exceed federally insured limits. The Company has not experienced any losses on such accounts. Cash balances maintained during the year have been principally held with U.S.-based and U.K.-based banks. The Company does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Cash and Cash Equivalents

The Company considers only those investments that are highly liquid, readily convertible to cash and that mature within 90 days or less from date of purchase to be cash equivalents. As of December 31, 2024, cash equivalents were comprised of money market funds. As of December 31, 2023, cash equivalents were comprised of money market funds and U.S. treasury securities.

Restricted Cash

Restricted cash represents amounts which are legally restricted to withdrawal or usage and is presented in the consolidated balance sheet as restricted cash. On December 15, 2022, the Company transferred $300,000 into an escrow fund reserved for the Company’s initial upfront payment to Akeso in connection with the License Agreement, as described further in Note 5. Following the Antitrust Clearance Date, on January 17, 2023, the License Agreement closed and Akeso was issued 10,000,000 shares of Company common stock pursuant to the Common Stock Issuance Agreement and was paid $274,900 in cash as the initial upfront payment. The remaining amounts in escrow were returned to the Company’s operating cash accounts. As of December 31, 2024 the Company has $325 of restricted cash associated with an irrevocable letter of credit required by the landlord to enter into the lease for Company's corporate office.

The Company’s total cash, cash equivalents and restricted cash balances were as follows:

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$104,862	$71,425	348,607
Restricted cash	325	—	300,000
Total cash, cash equivalents and restricted cash	$105,187	$71,425	$648,607

Short-term Investments

Marketable securities consist of investments with original maturities greater than ninety days from the date of acquisition. The Company classifies investments with maturities of greater than 90 days and less than one year as short-term, based on the liquid nature of the securities and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments as available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices or other observable inputs. Unrealized gains and losses are recorded as a component of other comprehensive income (loss). Realized gains and losses are determined on a specific identification basis and are included in other (expense) income. Amortization and accretion of discounts and premiums are also recorded in other (expense) income.

When the fair value is below the amortized cost of the asset, an estimate of expected credit losses is made. This estimate is limited to the amount by which fair value is less than amortized cost. The credit-related impairment amount is recognized in the consolidated statements of operations and comprehensive loss and the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis the allowance for credit loss is written off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations and comprehensive loss.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Warrants

Warrants issued by the Company are recognized and classified as equity when, upon exercise, the Company would issue a fixed amount of its own equity instruments (common stock) in exchange for a fixed amount of cash or another financial asset.

Consideration received, net of incremental costs directly attributable to the issue of such new warrants, is shown in stockholders' equity. Such warrants are not remeasured at fair value in subsequent reporting periods.

Warrants issued in which external services are received as consideration for equity instruments of the company should be measured at the fair value of the goods or services received. Only if the fair value of the services cannot be measured reliably would the fair value of the equity instruments granted be used. The fair value for the warrants is calculated using the Black-Scholes model and recorded in the consolidated statement of operations and comprehensive loss on a straight-line basis over the period of the consulting services. If the services are terminated prior to the end of the consultancy agreement, the warrants cease vesting and any unvested portion of the warrants will lapse immediately.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption was permitted, and the amendments should be applied retrospectively. The Company adopted and retrospectively applied the amendments in this update during the fourth quarter of 2024 and in preparation of the annual consolidated financial statements. Refer to Note 6 regarding the additional disclosures included within the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses.” The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures. The guidance is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied prospectively, with the option for retrospective application. The Company is currently evaluating the impact of the ASU on the disclosures within the consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not expected to have a material impact on the Company’s consolidated financial statements.

5. Akeso License and Collaboration Agreement

On December 5, 2022, the Company entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso, Inc. and its affiliates ("Akeso") pursuant to which the Company is in-licensing its breakthrough bispecific antibody, ivonescimab. The License Agreement and transaction closed in January 2023 following customary waiting periods.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Ivonescimab, known as AK112 in China and Australia, and also as SMT112 in the United States, Canada, Europe, and Japan, is a novel, potential first-in-class bispecific antibody intending to combine the effect of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF into a single molecule. Ivonescimab was engineered to bring two well established oncology targeted mechanisms together. Ivonescimab is currently in clinical development and, pursuant to the terms of the License Agreement, Summit will design and conduct the clinical trial activities to support regulatory filings in the Licensed Territory that Summit will submit.

Pursuant to the terms of the License Agreement, Summit will have final decision making authority with respect to clinical development strategy and execution in the Licensed Territory. For co-joined studies in which both Summit and Akeso participate, mutual agreement is required for material decisions; Summit retains the exclusive decision making with respect to participating in, and continuing its participation in, co-joined studies. Pursuant to the terms of the License Agreement, Summit will have final decision-making authority with respect to commercial strategy, pricing and reimbursement and other commercialization matters in the Licensed Territory. In connection with the License Agreement, the Company has also entered into a Supply Agreement with Akeso, pursuant to which Summit agrees to purchase a certain portion of drug substance for clinical and commercial supply. Summit is not assuming any liabilities (including contingent liabilities), acquiring any physical assets or trade names, or hiring or acquiring any employees from Akeso in connection with the License Agreement. Through the License Agreement, the Company obtained the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan.

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

The Company has accounted for the License Agreement and Second Amendment to acquire the rights to develop and commercialize ivonescimab as the acquisition of an asset. All of the consideration relates to ivonescimab and technological feasibility of the asset has not yet been established since ivonescimab is in clinical development. As such, the Company has expensed the consideration as acquired in-process research and development upon closing of the transaction in the consolidated statement of operations and comprehensive loss. Acquired in-process research and development expense for the year ended December 31, 2024 was $15,007 which related to the upfront payment and immaterial transaction costs for the Second Amendment. For the year ended December 31, 2023, acquired in-process research and development expense was $520,915 which was comprised of the $474,900 paid in cash, the fair value of the 10,000,000 shares of common stock on the date of closing the transaction of $45,900, and $115 of direct transactions costs incurred for the License Agreement.

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

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
6. Segment Reporting

The Company’s chief operating decision makers (the “CODM function"), which are the Company's Co-Chief Executive Officers, Mr. Duggan and Dr. Zanganeh, and Chief Operating Officer and Chief Financial Officer, Mr. Soni, utilize consolidated net loss that is reported on the consolidated statement of operations and comprehensive loss to make decisions about allocating resources and assessing performance for the entire Company. The CODM function approves of key operating and strategic decisions, including key decisions in clinical development and clinical operating activities, entering into significant contracts, such as revenue contracts and collaboration agreements and approves the Company's consolidated operating budget. The CODM function views the Company's operations and manages its business on a consolidated basis and as a single reportable operating segment. The CODM function is regularly provided with the following significant segment expenses:

	Year Ended December 31,
	2024	2023	2022
Revenue (1)	$—	$—	$705
Oncology clinical trial related costs	100,937	35,224	—
Acquired in-process research and development	15,007	520,915	—
Compensation related costs, excluding stock-based compensation	48,295	31,371	27,817
Stock-based compensation	50,981	14,108	11,948
Other expenses (2)	11,091	9,033	47,445
Total segment expenses	226,311	610,651	87,210
Other operating income, net	313	1,001	14,416
Operating loss	(225,998)	(609,650)	(72,089)
Other income (expense), net	13,369	11,183	(2,292)
Interest expense	(8,686)	(16,461)	(4,401)
Net loss	$(221,315)	$(614,928)	$(78,782)

(1) Revenue relates to amounts received from the license and commercialization agreement related to ridinilazole clinical trials. All prior development activities related to ridinilazole have been terminated.

(2) Other expenses include costs for the Company’s antibiotic pipeline research activities and ridinilazole or CDI program activities (collectively, “Anti-infectives), general and administrative expenses excluding compensation and stock-based compensation, and impairment of intangible assets. All prior development activities related to Anti-infectives have been terminated.

As of December 31, 2024 and 2023, substantially all of our long-lived assets are located in the United States.

7. Other Operating Income, net

The following table sets forth the components of other operating income by category:

	Year Ended December 31,
	2024	2023	2022
Funding income from BARDA (as defined below)	$—	$—	8,085
Research and development tax credits	313	946	4,523
Grant income from CARB-X (as defined below)	—	45	1,808
Other income	—	10	—
	$313	$1,001	14,416

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
BARDA (as defined below)
In September 2017, we were awarded a funding contract from the Biomedical Advanced Research and Development Authority (“BARDA”), part of the Office of the Assistant Secretary for Preparedness and Response at the United States Department of Health and Human Services, to fund, in part, the clinical and regulatory development of ridinilazole for the treatment of infections caused by C. difficile ("CDI"). The contract provides for a cost-sharing arrangement under which BARDA committed to funding $62,400 of estimated costs for the continued clinical and regulatory development of ridinilazole for CDI. As a result of the Company’s decision, on September 28, 2022, to not pursue further internal clinical development of ridinilazole and seek partners or a divestiture related to ridinilazole as a path forward for the clinical development of the asset, the Company recorded expenses for the remaining clinical trial costs associated with the close out activities of ridinilazole and recognized the remainder of the deferred income that had been received from BARDA. As of December 31, 2022, the Company recognized $59,203 of cumulative income under the BARDA contract and no additional income will be recognized.

Research and development credits

Research and development tax credits consists of tax credits received in the United Kingdom (“U.K.”). As of December 31, 2024 and 2023, the current and long-term research and development tax credit receivable was $1,255 and $1,807, respectively. Refer to Note 4 for information about the two U.K. research and development tax credit cash rebate regimes which the Company benefits from, as well as criteria established by the HMRC.

CARB-X (as defined below)

In May 2021, the Company received an award from the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program ("CARB-X") to progress SMT-738 through preclinical development and an option to continue into Phase Ia clinical studies. The award committed initial non-dilutive funding of up to $4,100, with the possibility of up to another $3,700 based on the achievement of future milestones. As of December 31, 2022, the Company recognized $2,920 of cumulative income under the CARB-X contract and no additional income will be recognized.

8. Other Income (Expense), net

The following table sets forth the components of other (expense) income:

	Year Ended December 31,
	2024	2023	2022
Foreign currency (losses) gains	$(97)	$613	$(4,109)
Investment income (1)	13,466	10,403	1,513
Reclassification of cumulative currency translation gain (2)	—	419	—
Other expense, net	—	(252)	304
	$13,369	$11,183	$(2,292)

(1) Investment income relates to the Company’s money market funds and short-term investments in U.S. treasury securities. Refer to Note 12 for details.

(2) The reclassification of cumulative currency translation gain related to the reclassification of cumulative foreign currency translation gains from accumulated other comprehensive loss due to the dissolution of certain dormant entities.

9. Income Tax

The Company is primarily subject to corporation taxes in the U.S. and the U.K. The calculation of the Company’s tax provision involves the application of both U.S. and U.K. tax law and requires judgment and estimates. The Company has assessed the applicability of the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (BEPS) Pillar 2 rules, which establish a global minimum tax rate. Based on our current financial position and revenue thresholds, the Company is not large enough for

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Pillar 2 to apply. Therefore, the provisions and requirements under Pillar 2 do not impact our financial statements for the reporting period.

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

The Company accounts for uncertainty in income taxes by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the consolidated financial statements. The amount of benefits that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties. At December 31, 2024 and 2023, the Company had $2,122 and $1,064 uncertain tax positions for the respective reporting periods.

Due to the Company’s full valuation allowance, the unrecognized tax benefits would not materially impact the Company’s effective tax rate when recognized. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as part of its income tax provision. For the years ended December 31, 2024 and 2023, the Company had no interest or penalties related to unrecognized tax benefits.

The components of the Company’s loss before income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
Foreign	$(199,040)	$(499,810)	$(46,868)
United States	(22,275)	(115,118)	(31,914)
Loss before income taxes	$(221,315)	$(614,928)	$(78,782)

The Company has not recognized a current or deferred provision for federal, state or non-United States income taxes in the years ended December 31, 2024, 2023 and 2022.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The major components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforward	$59,413	$58,975
Research and development credit carryforward	7,869	4,522
Stock-based compensation	14,001	4,128
Section 174 Research and Development Capitalization	14,167	15,982
Other	475	1,318
Total deferred tax assets	95,925	84,925

Deferred tax liabilities:
Other	(337)	(174)
Total deferred tax liabilities	(337)	(174)

Net deferred tax assets before valuation allowance	95,588	84,751
Valuation allowance	(95,588)	(84,751)
Deferred tax, net	$—	$—

For the year ended December 31, 2024 and 2023, the Company recorded a deferred tax asset of $95,925 and $84,925, respectively. The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards and research and development costs capitalized for tax purposes. Management has considered the Company’s history of cumulative net losses in the U.S. and the U.K., estimated future taxable income, as well as prudent and feasible tax planning strategies, and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets and U.K. deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2024 and 2023, respectively. The Company reevaluates the positive and negative evidence at each reporting period.

The changes in the valuation allowance during the years ended December 31, 2024, 2023 and 2022 primarily related to net operating loss carryforwards and capitalized research and development expenses. The change in the valuation allowance was as follows:

	Year Ended December 31,
	2024	2023	2022
Valuation allowance as of beginning of year	$(84,751)	$(64,016)	$(51,746)
Net increases recorded to income tax provision	(10,837)	(20,735)	(12,270)
Valuation allowance as of end of year	$(95,588)	$(84,751)	$(64,016)

As of December 31, 2024 and 2023, the Company had U.S. federal gross operating loss carryforwards of approximately $44,270 and $48,184, respectively, which may be available to offset future income tax liabilities. The 2017 Tax Cuts and Jobs Act (“TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). In addition, the Company has approximately $7,045 in U.S. State gross loss carryforwards which expire through various dates through 2043 and as of December 31, 2024, the Company

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
had an estimated U.S. federal and state research and development tax credit carryforwards of $6,982 and $586, respectively, which may be available to offset future tax liabilities, and each begin to expire in 2041 and 2037, respectively. As of December 31, 2024 the Company also had approximately $198,653 in U.K. gross loss carryforwards available to use against future taxable profits on a year-by-year basis. To the extent that U.K. taxable profits exceed £5,000 in each year, the loss available to utilize against profits in excess of £5,000 will be restricted to 50%. The U.K. loss carryforwards do not lapse and therefore, the full amount will be relieved over time provided there are sufficient profits against which the losses can be utilized.

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

U.K. tax losses are subject to additional restrictions where there is a change in ownership in the business and certain other conditions are met. An ownership change of a U.K. tax resident company would occur where (directly or indirectly) a single person acquires more than half of the ordinary share capital of a company, or two or more persons each acquire a holding of at least 5% of the ordinary share capital of a company and these holdings together amount to more than half the ordinary share capital of a company. Where a change in ownership has occurred, and within three years prior to that change in ownership and five years afterwards, there is a major change in the nature and conduct of trade of that company or the trade of that business becomes small or negligible, any losses carried forward will be extinguished from the point of the change in ownership. In addition, losses accrued subsequent to April 1, 2017 will be extinguished on a change of ownership when there is a major change in the nature or conduct of a company’s business, or where there is a major change in the scale of that business, or a company ceases to carry on a particular trade or business. The Company has not completed a study to assess whether a change of ownership has occurred since its formation, or whether there has been a major change in the Company’s business that would restrict the U.K. tax losses. Any limitation may result in the loss of a portion of the net operating loss carryforwards before utilization.

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

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
A reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal income tax statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	(0.2)	0.2	—
Change in valuation allowance	(4.8)	(3.4)	(16.8)
Research and development tax credit	1.4	0.2	(3.6)
Effect of foreign operations taxed at various rates	(18.5)	(17.1)	2.1
Stock-based compensation	0.1	(0.1)	(2.2)
Other	1.0	(0.9)	(0.5)
	—%	—%	—%

A reconciliation of unrecognized tax benefits from continuing operations is as follows:

	Year Ended December 31,
	2024	2023	2022
Unrecognized tax benefits, beginning of year	$1,064	$—	$—
Increases related to prior year tax positions	122	610	—
Increases related to current year tax positions	936	454	—
Unrecognized tax benefits, end of year	$2,122	$1,064	$—

In the U.S., the Company files income tax returns in various states. Tax years from 2020 remain subject to examination by the U.S. Internal Revenue Service and state tax authorities. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction for years 2020 through present. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In the U.K., tax returns for the year ended December 31, 2023 remain subject to examination by HMRC.

10. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2024	2023	2022
Net loss	$(221,315)	$(614,928)	$(78,782)

Basic weighted average number of shares of common stock outstanding	718,541,896	619,646,180	193,336,063
Diluted weighted average number of shares of common stock outstanding	718,541,896	619,646,180	193,336,063

Basic net loss per share	$(0.31)	$(0.99)	$(0.41)
Diluted net loss per share	$(0.31)	$(0.99)	$(0.41)

As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all potential common share equivalents outstanding would have been anti-dilutive.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Because the 2023 Rights Offering (as defined in Note 17) exercise price of $1.05 per share was less than the closing price of $1.82 per share on March 1, 2023, the expiration, the Company has retroactively adjusted earnings per share and the weighted average number of shares outstanding for the bonus element for the years ended December 31, 2023 and 2022.

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	2024	2023	2022
Options to purchase common stock	68,920,334	54,209,289	19,476,359
Warrants	4,629,988	5,015,642	5,821,137
Shares expected to be purchased under employee stock purchase plan	86,550	155,163	229,475
Total	73,636,872	59,380,094	25,526,971

Stock options that are outstanding and contain performance-based or market-based vesting criteria for which the performance or market conditions have not been met are excluded from the presentation of common stock equivalents outstanding in the table above.

11. Goodwill and Intangible Assets

Goodwill
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

As of December 31, 2024 and 2023, goodwill was $1,864 and $1,893, respectively. Changes year over year are the result of changes in foreign currency.

The Company assesses goodwill for impairment on an annual basis as of December 31 or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired. As of December 31, 2024, the Company performed its annual impairment assessment of goodwill and determined that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. The Company has recorded no goodwill impairment charges to date.

Intangible Assets
In December 2017, the Company expanded its infectious disease research by acquiring Discuva Limited, a privately held company in the United Kingdom. This acquisition provided a bacterial genetics platform and associated software-based technologies (collectively referred to as the “Discuva Platform”). In conjunction with the significant change in the Company’s strategy and shift in focus to the therapeutic area of oncology, the Company determined that it would cease further investment in the Discuva Platform. Management concluded that the carrying amount of the acquired Discuva Platform intangible asset may not be recoverable and performed an assessment to calculate the fair value of the asset using a probability-weighted approach which was compared to the carrying value of the asset. An impairment charge of $8,468 which represented the carrying value of the Discuva Platform was recognized during the year ended December 31, 2022. This impairment charge is presented as impairment of intangible assets in the consolidated statements of operations and comprehensive loss.

There was no amortization expense for the years ended December 31, 2024 and 2023. Amortization expense for the year ended December 31, 2022 was $914. Net book value of intangible assets is nil as at December 31, 2024 and December 31, 2023.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
12. Fair Value Measurements and Short-Term Investments

Fair Value Measurements

The following tables sets forth the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$88,599	$—	$—	$88,599
Short-term investments:
U.S. Government treasury bills	—	307,487	—	307,487
Total assets	$88,599	$307,487	$—	$396,086

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$21,016	$—	$—	$21,016
U.S. Government treasury bills	—	39,341	—	39,341
Short-term investments:
U.S. Government treasury bills	—	114,817	—	114,817
Total assets	$21,016	$154,158	$—	$175,174

The tables above do not include cash at December 31, 2024 and 2023 of $16,263 and $11,068, respectively.

The Company believes that the carrying amounts of prepaid expenses, other current assets, accounts payable, and accrued expenses approximates their fair values due to the short-term nature of those instruments. As of December 31, 2023, the carrying value of the Company’s promissory note approximated its fair value and the current interest rate of the note outstanding when compared to market interest rates (which represents a Level 2 measurement). Refer to Note 16 for further details.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Short-Term Investments

The following table sets forth the Company’s short-term investments as of December 31, 2024 and 2023, which have a contractual maturity of less than one year:

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Credit (Loss)	Fair Value
Assets
U.S. Government treasury bills	$307,387	$100	$—	$—	$307,487
Total	$307,387	$100	$—	$—	$307,487

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Credit (Loss)	Fair Value
Assets
U.S. Government treasury bills	$114,781	$36	$—	$—	$114,817
Total	$114,781	$36	$—	$—	$114,817

13. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2024	December 31, 2023
Laboratory equipment	$21	$22
Furniture and fixtures, office equipment and software	1,028	896
Leasehold improvements	323	328
Property and equipment, gross	1,372	1,246
Less: accumulated depreciation	(1,118)	(1,042)
Property and equipment, net	$254	$204

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $89, $198 and $349, respectively. There were no material impairment charges related to fixed assets for the years ended December 31, 2024, 2023 and 2022.

14. Research and Development Prepaid Expenses and Accrued Liabilities

Included within prepaid expenses and other current assets at December 31, 2024 and 2023 is $8,338 and $1,466, respectively, of prepayments relating to research and development expenditures. Included within accrued liabilities at December 31, 2024 and 2023 is $17,441 and $7,289, respectively, relating to research and development expenditures.

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

The Company leases its offices and facilities in Menlo Park, CA, Miami, FL and Oxford, U.K., under non-cancellable operating lease agreements. The lease agreements for the Company’s offices and facilities in Menlo Park, CA expire from December 2025 to May 2026. The lease agreements for the Company’s offices and facilities in Miami, FL and Oxford, U.K. expire in
April 2029 and February 2027, respectively. Under the terms of the lease agreements, the Company is responsible for certain repair and maintenance, utilities, licensing and permit fees.

During the year ended December 31, 2024, the Company recorded $4,216 of additional right-of-use assets related to a new lease for office space that commenced during the first fiscal quarter for its Miami, Florida headquarter location. Total future lease payments as of December 31, 2024 are approximately $4,185 on an undiscounted basis. This lease commenced on February 1, 2024 and has a term of 5.3 years. As of December 31, 2024, the Company had $325 of restricted cash associated with an irrevocable letter of credit required by the landlord to enter into this lease.

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

The carrying value of the right-of-use assets as of December 31, 2024 and 2023 is $7,144 and $5,859, respectively.

The elements of lease expense were as follows:

	Year Ended December 31,
	2024	2023	2022
Fixed lease costs	$3,461	$2,214	$1,384
Variable lease costs	48	83	137
Short-term lease (1)	—	—	31
Total lease cost	$3,509	$2,297	$1,552

(1) Short-term lease costs relate to the Company’s Cambridge, Massachusetts, United States office lease which the Company exited during fiscal year 2022.

The weighted average discount rate and the weighted average remaining lease term were 6.9% and 2.8 years, respectively, as of December 31, 2024. The weighted average discount rate and the weighted average remaining lease term were 6.6% and 2.8 years, respectively, as of December 31, 2023. The Company made cash payments related to lease liabilities of $2,568 and $2,208 for the years ending December 31, 2024 and 2023 respectively.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Future lease payments under non-cancelable leases as of December 31, 2024 are detailed as follows:

Year Ending December 31,
2025	$3,800
2026	1,809
2027	946
2028	1,063
2029	366
Total lease payments	7,984
Less: imputed interest	766
Total operating lease liabilities	$7,218

Total operating lease liabilities balance sheet presentation:
Current lease liabilities	$3,765
Non-current lease liabilities	3,453
$7,218

16. Promissory Note Payable to Related Parties

At December 31, 2024 and 2023, the Company's non-current debt was $0 and $100,000, respectively. As of December 31, 2023, the non-current debt balance consisted of principal amounts due on promissory notes payable to related parties as described below. At December 31, 2024 and 2023, the Company had no current debt.

March 2022 Promissory Note

On March 10, 2022, Mr. Duggan, entered into a Note Purchase Agreement (the “March 2022 Note”), pursuant to which he loaned the Company $25,000 in exchange for the issuance by the Company of an unsecured promissory note in the amount of $25,000. The March 2022 Note accrued interest at a rate per annum equal to the prime rate as reported in the Wall Street Journal. The March 2022 Note, including all accrued interest, became due upon the earlier of (i) the consummation of a registered public offering with net proceeds of no less than $25,000 or (ii) 18 months from the date of issuance of the March 2022 Note. Debt issuance costs associated with the March 2022 Note were immaterial and expensed as incurred. The March 2022 Note of $25,000, plus accrued interest of $434 was repaid to Mr. Duggan on August 10, 2022 in connection with the completion of the 2022 Rights Offering (as defined in Note 17) which received aggregate gross proceeds of $100,000.

The Company incurred interest expense related to the March 2022 Note of $1,296 for the year ended December 31, 2022, which included amortized imputed interest of $861.

December 2022 Promissory Notes

On December 6, 2022, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement"), with Mr. Duggan and Dr. Zanganeh, pursuant to which the Company agreed to sell to each of Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the aggregate amount of $520,000. Pursuant to the Note Purchase Agreement, the Company issued to Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the amount of $400,000 (the "Duggan February Note") and $20,000 (the "Zanganeh Note"), respectively, which matured and became due on February 15, 2023 and an unsecured promissory note to Mr. Duggan in the amount of $100,000 (the “Duggan September Note” and together with the Duggan February Note and the Zanganeh Note, the “December 2022 Notes”), which was originally due on September 15, 2023. The maturity dates of the December 2022 Notes could have been extended one or more times at the Company’s election, but in no event to a date later than September 6, 2024. In addition, if the Company consummated a public offering, then upon the later to occur of (i) five business days after the Company receives the net cash proceeds therefrom or (ii) May 15, 2023, the Duggan February Note and

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
the Zanganeh Note were to be prepaid by an amount equal to the lesser of (a) 100% of the amount of the net proceeds of such offering and (b) the outstanding principal amount on such Notes.

On January 19, 2023, the Company provided notice to extend the term of the Duggan February Note and Duggan September Note to a maturity date of September 6, 2024. Furthermore, on January 19, 2023, the Company and Mr. Duggan rectified the Duggan February Note and Duggan September Note in order to correctly reflect the parties’ intent that the Company may only prepay (i) the Duggan February Note following the completion of a public rights offering to be conducted by Summit in the approximate amount of $500,000 or a similar capital raise, in an amount equal to the lesser of (x) the net proceeds of the Rights Offering or such capital raise or (y) the full amount outstanding of the Duggan February Note, and (ii) Duggan September Note following the completion of a capital raising transaction subsequent to the 2023 Rights Offering (as defined in Note 17) in an amount equal to the lesser of (A) the net proceeds of such capital raise or (B) the full amount outstanding of the Duggan September Note. Following the issuance of the two new Promissory Notes (the “Duggan Promissory Notes”), the Duggan February Note and Duggan September Note were marked as “cancelled” on their face and replaced in their entirety by the Duggan Promissory Notes (together with the Zanganeh Note, the "Notes").

The Notes accrued interest at an initial rate of 7.5%. All interest on the Notes was paid on the date of signing for the period through February 15, 2023. Such prepaid interest was paid in a number of shares of the Company’s common stock, par value $0.01 ("Common Stock") equal to the dollar amount of such prepaid interest, divided by $0.7913 (the consolidated closing bid price immediately preceding the time the Company entered into the Note Purchase Agreement, plus $0.01), which was 9,720,291 shares. For all applicable periods following February 15, 2023, interest accrued on the outstanding principal balance of the Notes at the US prime interest rate, as reported in the Wall Street Journal, plus 50 basis points, as adjusted monthly, for three months immediately following February 15, 2023, and thereafter at the US prime rate plus 300 basis points, as adjusted monthly. Accrued interest was paid in cash, quarterly in arrears, on each of March 31, June 30, September 30 and December 31.

On February 15, 2023, the $20,000 Zanganeh Note matured and the Company repaid the outstanding principal balance. In connection with the closing of the 2023 Rights Offering, the $400,000 Duggan Promissory Note matured and became due, and the Company satisfied all principal and accrued interest thereunder using a combination of a portion of the cash proceeds from the 2023 Rights Offering and the extinguishment of a portion of the amount due equal to the subscription price of shares subscribed by Mr. Duggan in the 2023 Rights Offering.

Debt issuance costs associated with the Notes were $44 and were capitalized as part of the carrying value of the promissory notes payable to related parties.

Imputed interest was calculated as the difference between the expected interest payable and the deemed market rate of interest and is recorded as a debt discount at inception of the note payable with a credit to additional paid-in capital for notes payable to related parties. The debt discount is amortized to interest expense using an effective interest rate method. The effective interest rate of the Duggan February Note and Zanganeh Note was 8.9% and the effective interest rate of the Duggan September Note was 11.3%.

On February 17, 2024 the Duggan February Note was amended to extend the maturity date from September 6, 2024 to April 1, 2025. For all applicable periods commencing February 17, 2024, interest accrued on the outstanding principal balance at the greater of 12% or the US prime interest rate, as reported in the Wall Street Journal plus 350 basis points, as adjusted monthly, compounded quarterly. Interest was paid upon maturity of the loan.

In accordance with the applicable accounting standards, a short-term debt obligation should be excluded from current liabilities if the entity has both the intent and ability to refinance the obligation on a long-term basis. The intent and ability can be demonstrated by the issuance of a long-term obligation to refinance the short-term obligation on a long-term basis after the date of an entity’s balance sheet but before that balance sheet is issued. As a result of the amendment entered into on February 17, 2024 to extend the maturity date to April 1, 2025, the Company classified $100,000 of notes payable to related party outstanding as of December 31, 2023 as long-term notes payable.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
During the year ended December 31, 2024, the Company incurred interest expense of $8,686 related to promissory notes payable. During the year ended December 31, 2023, the Company incurred interest expense of $16,461 which included amortized imputed interest of $761. During the year ended December 31, 2022, the Company incurred interest expense of $3,105 related to the December 2022 Notes which included amortized imputed interest of $395.

As of December 31, 2024 and 2023, there was $0 and $120, respectively, of accrued interest payable included within accrued expenses in the consolidated balance sheet.

As of October 1, 2024, the Company repaid the Duggan September Note in full, resulting in principal payments in the aggregate amount of $100,000 and accrued cash interest of $7,305.

17. Stockholders' Equity

Preferred Stock

As of December 31, 2024 and December 31, 2023, the Company had 20,000,000 shares of preferred stock, par value $0.01 authorized and no shares issued and outstanding.

Common Stock

As of December 31, 2024 and December 31, 2023, the Company had authorized 1,000,000,000 shares of common stock, par value $0.01 (the "Common Stock"). As of December 31, 2024 and December 31, 2023, the Company had 737,626,004 shares and 701,660,053 shares of Common Stock issued and outstanding, respectively.

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

On December 6, 2022, the Company announced a rights offering for its existing shareholders to participate in the purchase of additional shares of its Common Stock for $1.05 per share (the “2023 Rights Offering”). The 2023 Rights Offering commenced on February 7, 2023 and the associated subscription rights expired on March 1, 2023. Aggregate gross proceeds from the 2023 Rights Offering were $500,000 from the sale of 476,190,471 shares of the Company’s common stock and issuance costs were $619. Mr. Duggan and Dr. Zanganeh fully subscribed to their respective basic subscription rights at a price of $1.05 per share. To satisfy the $395,314 subscription price for the shares subscribed by Mr. Duggan in the 2023 Rights Offering, Mr. Duggan agreed with the Company to extinguish a portion of the amount due and payable to him by the Company at the closing of the 2023 Rights Offering pursuant to the $400,000 Duggan Promissory Note in an amount equal to the subscription price (see also Note 16).

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

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

On March 17, 2023, the Company filed a registration statement on Form S-3 to register for resale the following shares of the Company’s common stock at $0.01 par value: (i) 10,000,000 shares of Common Stock issued on January 17, 2023 in connection with the License Agreement (as defined in Note 5) with Akeso pursuant to which the Company issued Akeso such shares; and (ii) the 9,346,434 and 373,857 shares of Common Stock issued in December 2022 to Mr. Duggan and Dr. Zanganeh, respectively, as payment of prepaid interest in connection with the Note Purchase Agreement dated December 6, 2022 between Mr. Duggan, Dr. Zanganeh and the Company. On April 27, 2023, the SEC issued the Company a Notice of Effectiveness for the registration statement on Form S-3.

Mr. Soni entered into a share purchase agreement with the Company to purchase $5,000 of its common stock via a private placement. The transaction was effective October 13, 2023 with a closing price of $1.68, resulting in the purchase of 2,976,190 shares of the Company’s common stock.

June 2024 PIPE (Private Investment in Public Equity)

On June 3, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with 667, L.P. and Baker Brothers Life Sciences, L.P., affiliates of Baker Bros. Advisors, L.P. (the “Investors”), for the sale by the Company in a private placement (the “June 2024 Private Placement”) of 22,222,222 shares (the “Shares”) of Common Stock, at a purchase price of $9.00 per share, for an aggregate purchase price of approximately $200,000.

The closing of the June 2024 Private Placement was June 6, 2024. The Purchase Agreement contained customary representations, warranties and covenants by the Company, customary indemnification obligations of the Company, including for liabilities under the Securities Act of 1933, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Purchase Agreement were made only for purposes of the Purchase Agreement and as of specific dates, were solely for the benefit of the parties to such agreements and were subject to limitations agreed upon by the contracting parties.

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

All of the Company's Section 16 officers participated in the capital raise. A total of $79,000 was raised by the Company's Co-Chief Executive Officer (“CEO”), Executive Chairman and majority stockholder, its Co-CEO and the President and member of the Company's Board of Directors (the "Board"), its Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”), and member of the Board, its Chief Accounting Officer ("CAO"), and a member of the Board of Directors, who invested via a controlled entity. The remaining $156,000 was raised with multiple leading biotech institutional investors. Refer to Note 20 Related Party Transactions for further details regarding related parties' participation.

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

From the date of the ATM Agreement through December 31, 2024, the Company sold 1,807,093 shares of common stock under the ATM Agreement at a weighted-average price of $24.47 per share, for gross proceeds of $44,223. The remaining availability under the ATM Agreement as of December 31, 2024 is approximately $45,777.

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

Also, as part of the private placement on December 24, 2019, certain consultants were granted warrants with the right to subscribe for 3,358,732 shares of common stock in exchange for certain services. The warrants have an exercise price of $1.44 and vested quarterly over three years. If the consulting agreement terminated prior to three years after the date of the grant, all unvested warrants were to be deemed cancelled. On June 30, 2020, the consulting agreement was terminated and 2,798,945 warrants cancelled immediately.
Warrants granted over shares of common stock to consultants in exchange of certain services are similar to stock-based compensation.
The following table summarizes the Company’s warrants activity for the year ended December 31, 2024:

	Number of share warrants	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2023	5,015,642	$1.57	5.92 years	$5,194
Exercised	(385,654)	$1.55
Outstanding as of December 31, 2024	4,629,988	$1.58	4.98 years	$75,300

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
18. Stock-Based Compensation

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

As of December 31, 2024, there are 3,204,109 shares available to be issued under the 2020 Plan. The Company currently grants stock options to employees and directors under the 2020 Stock Incentive Plan (the "2020 Plan") and formerly, the Company granted stock options under the 2016 Long Term Incentive Plan (the "2016 Plan"). The 2020 Plan is administered by the Compensation Committee of the Board. The 2020 Plan is intended to attract and retain employees and directors and provide an incentive for these individuals to assist the Company to achieve long-range performance goals and to enable these individuals to participate in the long-term growth of the Company.

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

The Inducement Pool is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the Inducement Pool may only be made to an employee who has not previously been an employee of the Company or member of the Board (or any parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of December 31, 2024, there were 339,600 shares available for grant under the Inducement Pool.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was adopted by the Board of Directors and approved by the Company’s shareholders on July 17, 2020 and approved by the predecessor company shareholders on August 19, 2020 and is qualified under Section 423 of the Internal Revenue Code. The 2020 ESPP initially authorized the issuance of up to 1,000,000 shares of common stock to participating employees. The number of common shares that may be issued under the 2020 ESPP automatically increases on each fiscal year commencing January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030 equal to the lesser of (i) 1,600,000 shares of common stock, (ii) 1% of the common shares outstanding on such date and (iii) an amount as determined by the Company’s Board of Directors. As of December 31, 2024, there were 1,883,141 shares available to be issued under the 2020 ESPP.

The 2020 ESPP is comprised of purchase periods of six months in duration and commence immediately preceding the end of the previous offering period, unless otherwise determined by the Board of Directors or Compensation Committee.

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

During the fiscal year ended December 31, 2024 and 2023, 353,578 and 392,175 shares, respectively, were issued under the 2020 ESPP Plan.

Stock Options

Time-based Stock Options

The Company estimates the fair value of stock options granted to employees and directors using the Black-Scholes valuation model. Stock options granted under the 2016 and 2020 Plans generally vest over three or four years and expire after ten years. This valuation methodology utilizes several key assumptions as highlighted below.

The assumptions used in the Company’s valuation are summarized as follows, presented on a weighted average basis:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.20%	4.59%	3.11%
Expected term (in years)	6.2	4.8	5.9
Expected volatility	107.8%	98.1%	91.2%
Expected annual dividends per share	—%	—%	—%

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The following table summarizes the Company’s time-based stock option activity for the year ended December 31, 2024:

	Number of share options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2023	54,209,289	$2.28	9.3 years	$42,574
Granted	8,175,224	$6.07
Forfeited	(1,771,037)	$2.19
Exercised	(797,486)	$2.36
Outstanding as of December 31, 2024	59,815,990	$2.80	8.5 years	$901,139
Outstanding as of December 31, 2024 - vested and expected to vest	55,670,146	$2.81	8.4 years	$838,095
Exercisable at December 31, 2024	18,357,551	$3.10	7.7 years	$270,696
As of December 31, 2024, there was $49,901 total unrecognized compensation cost related to unvested time-based stock option grants. The unvested amount is expected to be recognized over a weighted average period of approximately 2.2 years.
Performance and Market-based Stock Options
The Compensation Committee of the Company’s Board of Directors and management approved 2,825,000 option grants to its executives and certain employees of the Company during the year ended December 31, 2024, which will vest based upon certain revenue and market-based performance conditions.
The Company uses a Monte Carlo simulation model to estimate the fair value of Performance and Market-based Stock Options at the date of grant which utilizes multiple input variables to estimate the probability that the market condition will be achieved. Key assumptions used in the model include the risk-free interest rate, which reflects the US Treasury Constant Maturity Yield with a term commensurate with the contractual term of the award, and stock price volatility, which is derived based on the historical volatility of the Company’s stock.
The following table summarizes the Company’s performance and market-based stock option activity for the year ended December 31, 2024:

	Number of share options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2023	46,654,220	$1.62	9.6 years	$46,237
Granted	2,825,000	$4.14
Forfeited	(1,111,400)	$1.34
Exercised	(47,500)	$1.23
Outstanding as of December 31, 2024	48,320,320	$1.77	8.7 years	$776,609
Outstanding as of December 31, 2024 - vested and expected to vest	9,104,344	$1.63	8.6 years	$147,583
Exercisable at December 31, 2024	9,104,344	$1.63	8.6 years	$147,583

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $3.40 and $1.41, per share, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $863 and $474, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

During the year ended December 31, 2024, the Company achieved certain market conditions, which resulted in 9,151,844 shares vesting and acceleration of $7,050 of stock-based compensation expense related to the accelerated vesting of these awards.

As of December 31, 2024, the number of unvested performance-based stock options that were deemed to be not probable of vesting and the related unrecognized stock-based compensation expense is 39,215,976 and $52,700, respectively.

Stock-Based Compensation
Stock‑based compensation expense related to stock options is recorded within the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2024	2023	2022
Research and development	$16,007	$4,408	$4,303
General and administrative	34,974	9,700	7,645
Total stock-based compensation	$50,981	$14,108	$11,948

The following table summarizes stock-based compensation expense associated with each of our stock-based compensation arrangements:

	Year Ended December 31,
	2024	2023	2022
Time-based stock options	$39,349	$12,606	$11,630
Performance and market-based stock options	11,033	1,318	84
Employee stock purchase plan	599	184	234
Total stock-based compensation	$50,981	$14,108	$11,948

19. Commitments and Contingencies

Fixed asset purchase commitments
At December 31, 2024 and 2023, the Company had no capital commitments.

Lease commitments
Refer to Note 15 for a discussion of the Company’s lease commitments.

Debt commitments
Refer to Note 16 for discussion of promissory notes payable to related parties.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Other commitments
The Company enters into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. Most contracts provide for termination upon notice, and therefore are cancellable contracts. As of December 31, 2024, total unconditional purchase obligations, excluding leases commitments, are estimated to be approximately $13,900.
The Company has certain commitments under its agreements with Akeso. The License Agreement with Akeso also contains certain manufacturing and purchase commitments. As of December 31, 2024, the Company is unable to estimate the amount, timing or likelihood of achieving the milestones, making future product sales or assessing estimated forecasts for manufacturing and supplied materials which these contingent payment obligations relate to.

Indemnifications
The Company’s certificate of incorporation provides that it will indemnify the directors and officers to the fullest extent permitted by Delaware law. In addition, the Company has entered into indemnification agreements with all of the directors and executive officers. These indemnification agreements may require the Company, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of the Company’s directors or executive officers. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2024.

Legal Proceedings
The Company is not currently subject to any material legal proceedings.

20. Related Party Transactions

July 25, 2022 First Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 25, 2022 the Company entered into a first amendment, dated July 19, 2022, to its existing sublease agreement with Maky Zanganeh and Associates, Inc. ("MZA"), an entity owned by Maky Zanganeh, consisting of 4,500 square feet of office space at 2882 Sand Hill Road, Menlo Park, California. The existing sublease term, which was set to expire on September 30, 2022, was extended for a period of thirty-nine months from October 1, 2022 through December 31, 2025. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. The agreement was further amended to include additional space, as noted below under the "August 2, 2024 Third Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc."

July 29, 2022 Second Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 29, 2022, the Company entered into a second amendment, dated August 1, 2022, to its existing sublease agreement with MZA, described above. The second amendment was effective as of August 1, 2022 and expires on December 31, 2025. The second amendment includes an additional 1,277 square feet (the "Expansion Premises") of office space at 2882 Sand Hill Road, Menlo Park, California. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the year ended December 31, 2024, 2023 and 2022 payments to MZA related to the above leases were $1,019, $1,018, and $598 were made pursuant to the second amendment to the Sublease Agreement.

April 1, 2024 Miami Sublease Agreements

On April 1, 2024, the Company entered into two sublease agreements of its Miami headquarters location, one with Genius 24C Inc. ("Genius"), an affiliate of the Company's CEO, Robert W. Duggan (the "Genius Sublease Agreement") and one with Duggan Investments Research LLC ("Investments Research"), also an affiliate of the Company's CEO, Robert W. Duggan (the "Investments Research Sublease Agreement"). Pursuant to the Genius Sublease Agreement, Genius will sublease from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
approximately $446. Pursuant to the Investments Research Sublease Agreement, Investments Research will sublease from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. During the year ended December 31, 2024, the Company recognized $156 of sublease income recorded net of operating lease expenses.

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

2022 Rights Offering

Refer to Note 17 for a discussion on the 2022 Rights Offering.

Promissory Note Payable to Related Parties

Refer to Note 16 for a discussion of the promissory note payable to related parties issued December 6, 2022 and fully repaid on October 1, 2024.

Akeso License Agreement

Upon the closing of the License Agreement, the Board of Directors (the “Board”) of the Company appointed Dr. Yu (Michelle) Xia to serve as a member of the Board pursuant to the terms of the License Agreement. Dr. Xia is the founder of Akeso, Inc., and has been the chairwoman, president and CEO of the Company since its inception in 2012. For details on the License Agreement and Second Amendment entered into on June 3, 2024, see Note 5.

Furthermore, in connection with the License Agreement, the Company agreed to purchase a certain portion of drug substance and/or drug product for clinical and commercial supply and to enter into a supply agreement with Akeso. During the years ended December 31, 2024 and 2023, respectively, the Company paid $39,198 and $2,500 to Akeso. As of December 31, 2024 and 2023, respectively, the Company included in accrued expenses approximately $3,956 and $3,619 due to Akeso.

2023 Rights Offering

Refer to Note 17 for a discussion on the 2023 Rights Offering.

Registration of Shares

On March 17, 2023, the Company filed a registration statement on Form S-3 to register for resale the following shares of the Company’s common stock at $0.01 par value: (i) 10,000,000 shares of Common Stock issued on January 17, 2023 in connection with the License Agreement with Akeso pursuant to which the Company issued Akeso such shares; and (ii) the 9,346,434 and 373,857 shares of Common Stock issued in December 2022 to the Company’s Co-Chief Executive Officers, Mr. Duggan and Dr. Zanganeh, respectively, as payment of prepaid interest in connection with the Note Purchase Agreement dated December 6, 2022 between Mr. Duggan, Dr. Zanganeh and the Company. On April 27, 2023, the SEC issued the Company a Notice of Effectiveness for the registration statement on Form S-3.

Private Placements

October 2023

On October 16, 2023, the Company announced the appointment of Mr. Manmeet S. Soni as its Chief Operating Officer, effective immediately. Mr. Soni has been a part of the Company’s Board of Directors since 2019. In conjunction with his

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
appointment, Mr. Soni entered into a share purchase agreement with the Company to purchase $5,000 of its common stock via a private placement. The transaction was effective October 13, 2023 with a closing price of $1.68, resulting in the purchase of 2,976,190 shares of the Company’s common stock.

September 2024 PIPE

On September 11, 2024, the Company's Section 16 officers participated in the "September 2024 Purchase Agreements" along with multiple leading biotech institutional investors, for the sale by the Company in the September 2024 Private Placement for an aggregate of 10,352,418 shares of the Company’s common stock, par value $0.01 per share of Common Stock, at purchase price of $22.70 per Share, which was the closing price of the Common Stock on September 11, 2024, for aggregate gross proceeds to the Company of approximately $235,000. The Company’s CEO and Executive Chairman, Mr. Robert W. Duggan, purchased 3,325,991 shares for an aggregate purchase price of $75,500, CEO, President and member of its Board, Dr. Mahkam Zanganeh, purchased 44,052 shares for an aggregate purchase price of $1,000, COO and CFO, Manmeet S. Soni, purchased 44,052 shares for an aggregate purchase price of $1,000, and member of the Board, Jeff Huber, through his controlled entity, Caspian Capital LLC, purchased 44,052 shares for an aggregate purchase price of $1,000, with their collective participation in the September 2024 Private Placement totaling 3,458,147 shares of Common Stock for an aggregate purchase price of $78,500.

The Company used some of the proceeds raised from the September 2024 Private Placement to repay $75,500 in principal on the Duggan September Note. See Note 16 for additional details regarding the promissory note payable to a related party.

Warrants Exercise

In October 2024, the Shaun Zanganeh Irrevocable Trust exercised a warrant to purchase 315,681 shares of Common Stock. In December 2023, Dr. Zanganeh exercised 805,495 shares of warrants. Refer to Note 17 for the warrants exercise activity for the year ended December 31, 2024.