Form 10-Q
period 2025-03-31
Summit Therapeutics Inc.
filed 2025-05-01
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 25, 2025, there were 742,665,924 shares of common stock, par value $0.01 per share, outstanding.

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
•the impact of public health epidemics, such as the novel coronavirus pandemic ("COVID-19"), natural disasters or geopolitical instability, the response to such events and the potential effects of such events on our business, financial results, supply chain and market;
•the outcome of pending, threatened, and future legal proceedings;
•general economic conditions, including economic slowdowns or other adverse economic conditions, such as periods of increased or prolonged inflation; and
•other risks and uncertainties, including those described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission ("SEC") on February 24, 2025 (the “Annual Report”).

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section in this Quarterly Report on Form 10-Q, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Summit Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$211,526	$104,862
Restricted cash	318	325
Short-term investments	149,789	307,487
Prepaid expenses and other current assets	9,118	11,076
Total current assets	370,751	423,750

Non-current assets:
Property and equipment, net	652	254
Operating lease right-of-use assets	6,351	7,144
Goodwill	1,923	1,864
Other assets	4,145	2,548
Total assets	$383,822	$435,560

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,994	$4,636
Accrued liabilities	21,185	19,554
Accrued compensation	4,396	11,977
Operating lease liabilities, current portion	3,543	3,765
Other current liabilities	759	1,797
Total current liabilities	34,877	41,729

Non-current liabilities:
Operating lease liabilities, net of current portion	2,907	3,453
Other non-current liabilities	1,708	1,630
Total liabilities	39,492	46,812

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value: 1,000,000,000 shares authorized; 741,609,390 and 737,626,004 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	7,416	7,376
Additional paid-in capital	1,616,963	1,598,230
Accumulated other comprehensive loss	(2,563)	(2,285)
Accumulated deficit	(1,277,486)	(1,214,573)
Total stockholders' equity	344,330	388,748
Total liabilities and stockholders' equity	$383,822	$435,560

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$51,265	$30,873
General and administrative	15,586	11,516
Total operating expenses	66,851	42,389
Other income	3,938	2,037
Interest expense	—	(3,121)
Net loss	$(62,913)	$(43,473)

Net loss per share:
Basic and diluted	$(0.09)	$(0.06)
Weighted average common shares outstanding:
Basic and diluted	738,076,003	701,785,250
Other comprehensive loss:
Foreign currency translation adjustments	(145)	(12)
Unrealized (loss)/gains on short-term investments	(133)	11
Comprehensive loss	$(63,191)	$(43,474)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	737,626,004	$7,376	$1,598,230	$(2,285)	$(1,214,573)	$388,748
Issuance of common stock under stock purchase plans and exercise of stock options and warrants	3,983,386	40	7,637	—	—	7,677
Stock-based compensation	—	—	11,096	—	—	11,096
Net other comprehensive loss	—	—	—	(278)	—	(278)
Net loss	—	—	—	—	(62,913)	(62,913)
Balance at March 31, 2025	741,609,390	$7,416	$1,616,963	$(2,563)	$(1,277,486)	$344,330

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	701,660,053	$7,017	$1,066,381	$(2,448)	$(993,258)	$77,692
Issuance of common stock under stock purchase plans and exercise of stock options	314,543	3	482	—	—	485
Stock-based compensation	—	—	9,507	—	—	9,507
Net other comprehensive loss	—	—	—	(1)		(1)
Net loss	—	—	—	—	(43,473)	(43,473)
Balance at March 31, 2024	701,974,596	$7,020	$1,076,370	$(2,449)	$(1,036,731)	$44,210

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(62,913)	$(43,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on short-term investments	(2,966)	(402)
Unrealized foreign exchange loss (gain)	(224)	9
Depreciation	25	27
Stock-based compensation	11,096	9,507
Change in operating assets and liabilities:
Prepaid expenses and other current assets	1,850	(2,075)
Other assets	(1,419)	2,446
Accounts payable	356	3,704
Accrued liabilities	1,611	(2,228)
Other current liabilities	(1,046)	97
Other long-term liabilities	25	1,740
Accrued compensation	(7,588)	606
Operating lease right-of-use assets and lease liabilities, net	25	(92)
Net cash used in operating activities	(61,168)	(30,134)

Cash flows from investing activities:
Purchases of property and equipment	(422)	(4)
Purchase of short-term investments	—	(92,982)
Maturities and sales of short-term investments	160,532	112,857
Net cash provided by investing activities	160,110	19,871

Cash flows from financing activities:
Proceeds received related to the exercise of warrants	5,658	—
Proceeds received related to employee stock awards and purchase plans	2,019	485
Net cash provided by financing activities	7,677	485
Effect of exchange rate changes on cash	38	(36)
Increase (decrease) in cash and cash equivalents	106,657	(9,814)
Cash, cash equivalents and restricted cash at beginning of period	105,187	71,425
Cash, cash equivalents and restricted cash at end of period	$211,844	$61,611

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$211,526	$61,294
Restricted cash	318	317
Cash, cash equivalents, and restricted cash	$211,844	$61,611

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest on related party promissory notes	$—	$1,501
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Leased assets obtained in exchange for operating lease liabilities	$—	$4,216

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

1. Organization

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

The Company’s current lead development candidate is ivonescimab, a novel, potential first-in-class bispecific antibody intending to combine the effects of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF compound into a single molecule. On December 5, 2022, the Company entered into a Collaboration and License Agreement (the “License Agreement”) with Akeso, Inc. and its affiliates (collectively, “Akeso”) pursuant to which the Company has in-licensed intellectual property related to ivonescimab, as further described in Note 4. Through the License Agreement, the Company obtained the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan. The License Agreement and transaction closed in January 2023 following customary waiting periods. On June 3, 2024, the Company entered into an amendment to the License Agreement (the “Second Amendment”) with Akeso to expand its territories covered under the License Agreement to also include the Latin America, Middle East and Africa regions (collectively, and as expanded, the “Licensed Territory”). The Company’s operations are focused on the development of ivonescimab and other future activities, as the Company determines.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of March 31, 2025 and for the three months ended March 31, 2025 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2024 has been derived from the consolidated audited financial statements as of that date. The results of the period are not necessarily indicative of full year results or any other interim period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company's Annual Report. The financial results of the Company's activities are reported in United States Dollars.

Certain reclassifications have been made to the prior years’ financial statements to conform to current year presentation.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued research and development expenses, stock-based compensation, other long-lived assets and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital Resources

During the three months ended March 31, 2025, the Company incurred a net loss of $62,913 and cash used in operating activities for the three months ended March 31, 2025 was $61,168. As of March 31, 2025, the Company had an accumulated deficit of $1,277,486, cash and cash equivalents of $211,526, and short-term investments in U.S. treasury securities of $149,789. The Company expects to continue to generate operating losses for the foreseeable future.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
The Company has evaluated and concluded that its cash, cash equivalents and short-term investments provide sufficient cash to fund its operating cash needs for at least the next 12 months from the date of issuance of these unaudited condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

There have been no significant changes to the Company's significant accounting policies used in the preparation of these condensed consolidated financial statements for the three months ended March 31, 2025 as compared with those discussed in Note 4 to the consolidated financial statements in the Company's Annual Report.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU” No. 2023-09, “Improvements to Income Tax Disclosures”, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company adopted ASU 2023-09 on January 1, 2025. The adoption of ASU-2023-09 did not have a material impact on the Company's unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures. The guidance is to be applied prospectively, with the option for retrospective application and is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the ASU 2024-03 on the disclosures within the consolidated financial statements.

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

3. Segment Reporting

The Company's chief operating decision makers (the “CODM function”), which are the Company's Co-Chief Executive Officers, Mr. Duggan and Dr. Zanganeh, and Chief Operating Officer and Chief Financial Officer, Mr. Soni, utilize consolidated net loss that is reported on the unaudited condensed consolidated statement of operations and comprehensive loss to make decisions about allocating resources and assessing performance for the entire Company. The CODM function approves key operating and strategic decisions, including key decisions in clinical development and clinical operating activities, entering into significant contracts, such as revenue contracts and collaboration agreements and approves the Company's consolidated operating budget. The CODM function views the Company's operations and manages its business on a consolidated basis and as a single reportable operating segment. The CODM function is regularly provided with the following significant segment expenses:

	Three Months Ended March 31,
	2025	2024
Oncology clinical trial related costs	$36,363	$21,897
Compensation related costs, excluding stock-based compensation	15,854	9,059
Stock-based compensation	11,096	9,507
Other expenses (1)	3,538	1,926
Total segment expenses	66,851	42,389
Other income	3,938	2,037
Interest expense	—	(3,121)
Net loss	$(62,913)	$(43,473)

(1) Other expenses include general and administrative expenses excluding compensation and stock-based compensation.

As of March 31, 2025 and December 31, 2024, substantially all of the Company's long-lived assets are located in the United States.

4. Akeso License and Collaboration Agreement

On December 5, 2022, the Company entered into the License Agreement with Akeso pursuant to which the Company is in-licensing its breakthrough bispecific antibody, ivonescimab. The License Agreement and transaction closed in January 2023 following customary waiting periods.

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
In exchange for the rights obtained, the Company made an upfront payment of $500,000 to Akeso, of which $274,900 was paid in cash and, pursuant to the License Agreement and Issuance Agreement, Akeso elected to receive 10,000,000 shares of our common stock in lieu of $25,100 in cash. The remaining $200,000 amount of the upfront payment was paid on March 6, 2023.

Effective June 3, 2024, the Company and Akeso entered into the Second Amendment to the License Agreement to expand the Company’s territories covered under the License Agreement to include the Latin America, Middle East and Africa regions. Pursuant to the Second Amendment, the Company paid an upfront payment to Akeso of $15,000 in the third quarter of 2024. Akeso will also be eligible to receive up to an additional $55,000 upon the achievement of certain commercial milestones. Except as specifically modified by the Second Amendment, the terms and conditions of the License Agreement remain in full force and effect.

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

5. Other Income

The following table sets forth the components of other income:

	Three Months Ended March 31,
	2025	2024
Foreign currency gains	$77	$208
Investment income(1)	3,861	1,829
Total other income	$3,938	$2,037

(1) Investment income relates to the Company's money market funds and short-term investments in U.S. treasury securities. Refer to Note 7 for details.

6. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2025	2024
Net loss	$(62,913)	$(43,473)

Basic weighted average number of shares of common stock outstanding	738,076,003	701,785,250
Diluted weighted average number of shares of common stock outstanding	738,076,003	701,785,250

Basic net loss per share	$(0.09)	$(0.06)
Diluted net loss per share	$(0.09)	$(0.06)

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

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	March 31,
	2025	2024
Options to purchase common stock	69,915,451	54,851,855
Warrants	1,048,834	5,015,642
Shares expected to be purchased under employee stock purchase plan	66,324	127,978
Total	71,030,609	59,995,475

Stock options that are outstanding and contain performance-based or market-based vesting criteria for which the performance or market conditions have not been met are excluded from the presentation of common stock equivalents outstanding in the table above.

7. Fair Value Measurements and Short-Term Investments

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
The following tables sets forth the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

		March 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Credit (Loss)	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$203,842	$—	$—	$—	$203,842
Financial assets included within short-term investments:
U.S. Government treasury bills	Level 2	149,822	—	(33)	—	149,789
Total		$353,664	$—	$(33)	$—	$353,631

		December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Credit (Loss)	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$88,599	$—	$—	$—	$88,599
Financial assets included within short-term investments:
U.S. Government treasury bills	Level 2	307,387	100	—	—	307,487
Total		$395,986	$100	$—	$—	$396,086

The tables above do not include cash at March 31, 2025 and December 31, 2024 of $7,683 and $16,263, respectively.

As of March 31, 2025, the weighted average remaining contractual maturity for available-for-sale securities was 0.2 years.

The Company believes that the carrying amounts of prepaid expenses, other current assets, accounts payable, and accrued expenses approximates their fair values due to the short-term nature of those instruments.

Realized gains on short-term investments for the three months ended March 31, 2025 and 2024 was $18 and $237, respectively.

8. Research and Development Prepaid Expenses and Accrued Liabilities

Included within prepaid expenses and other current assets at March 31, 2025 and December 31, 2024 is $6,490 and $8,338, respectively, of prepayments relating to research and development expenditures. Included within accrued liabilities at March 31, 2025 and December 31, 2024 is $18,630 and $17,441, respectively, relating to research and development expenditures.

These amounts are determined based on the estimated costs to complete each study or activity related to the ongoing clinical trials for ivonescimab, the estimation of the current stage of completion and the invoices received, as well as predetermined milestones which are not reflective of the current stage of development for prepaid expenses. However, accrued liabilities increase as the activities progress. The key sensitivity is the estimated current stage of completion of each study or activity,

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
which is based on information received from the supplier and the Company’s operational knowledge of the work completed under those contracts.

9. Promissory Note Payable to Related Parties

December 2022 Promissory Notes

On December 6, 2022, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”), with Mr. Duggan and Dr. Zanganeh, pursuant to which the Company agreed to sell to each of Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the aggregate amount of $520,000. Pursuant to the Note Purchase Agreement, the Company issued to Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the amount of $400,000 (the “Duggan February Note”) and $20,000 (the “Zanganeh Note”), respectively, which matured and became due on February 15, 2023 and an unsecured promissory note to Mr. Duggan in the amount of $100,000 (the “Duggan September Note” and together with the Duggan February Note and the Zanganeh Note, the “December 2022 Notes”), which was originally due on September 15, 2023. The maturity dates of the December 2022 Notes could have been extended one or more times at the Company’s election, but in no event to a date later than September 6, 2024. In addition, if the Company consummated a public offering, then upon the later to occur of (i) five business days after the Company receives the net cash proceeds therefrom or (ii) May 15, 2023, the Duggan February Note and the Zanganeh Note were to be prepaid by an amount equal to the lesser of (a) 100% of the amount of the net proceeds of such offering and (b) the outstanding principal amount on such Notes.

On January 19, 2023, the Company provided notice to extend the term of the Duggan February Note and Duggan September Note to a maturity date of September 6, 2024. Furthermore, on January 19, 2023, the Company and Mr. Duggan rectified the Duggan February Note and Duggan September Note in order to correctly reflect the parties’ intent that the Company may only prepay (i) the Duggan February Note following the completion of a public rights offering to be conducted by Summit in the approximate amount of $500,000, or a similar capital raise, in an amount equal to the lesser of (x) the net proceeds of the rights offering or such capital raise or (y) the full amount outstanding of the Duggan February Note, and (ii) Duggan September Note following the completion of a capital raising transaction subsequent to the rights offering in an amount equal to the lesser of (A) the net proceeds of such capital raise or (B) the full amount outstanding of the Duggan September Note. Following the issuance of the two new Promissory Notes (the “Revised Duggan February Note” and the “Revised Duggan September Note”, respectively), the Duggan February Note and Duggan September Note were marked as “cancelled” on their face and replaced in their entirety by the Revised Duggan February Note and the Revised Duggan September Note (together with the Zanganeh Note, the “Notes").

On February 15, 2023, the $20,000 Zanganeh Note matured and the Company repaid the outstanding principal balance. In connection with the closing of the rights offering in 2023 (the “2023 Rights Offering”), the $400,000 Revised Duggan February Note matured and became due, and the Company repaid all principal and accrued interest thereunder using a combination of a portion of the cash proceeds from the 2023 Rights Offering and the extinguishment of a portion of the amount due equal to the subscription price of shares subscribed by Mr. Duggan in the 2023 Rights Offering.

The Notes accrued interest at an initial rate of 7.5%. All interest on the Notes was paid on the date of signing for the period through February 15, 2023. Such prepaid interest was paid in a number of shares of the Company’s common stock, par value $0.01 (“Common Stock”) equal to the dollar amount of such prepaid interest, divided by $0.7913 (the consolidated closing bid price immediately preceding the time the Company entered into the Note Purchase Agreement, plus $0.01), which was 9,720,291 shares. For all applicable periods following February 15, 2023, interest accrued on the outstanding principal balance of the Notes at the U.S. prime interest rate, as reported in the Wall Street Journal, plus 50 basis points, as adjusted monthly, for three months immediately following February 15, 2023, and thereafter at the U.S. prime rate plus 300 basis points, as adjusted monthly. Accrued interest was paid in cash, quarterly in arrears, on each of March 31, June 30, September 30 and December 31. Debt issuance costs associated with the Notes were $44 and were capitalized as part of the carrying value of the promissory notes payable to related parties.

On February 17, 2024, the Revised Duggan February Note was amended to extend the maturity date from September 6, 2024 to April 1, 2025. For all applicable periods commencing February 17, 2024, interest accrued on the outstanding principal balance at the greater of 12% or the US prime interest rate, as reported in the Wall Street Journal plus 350 basis points, as adjusted monthly, and compounded quarterly. Interest was paid upon maturity of the loan. The debt discount was amortized to interest expense using an effective interest rate method. The effective interest rate of the Revised Duggan February Note and Zanganeh Note was 8.9% and the effective interest rate of the Revised Duggan September Note was 11.3%.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

On September 16, 2024, the Company used some of the proceeds raised from the September 2024 Private Placement (see Note 10 for further details) to repay $75,500 in principal on the Revised Duggan September Note. On October 1, 2024, the Company repaid the remaining outstanding balance of the Revised Duggan September Note in full, resulting in principal payments of $24,500 and accrued cash interest of $7,305.

As of March 31, 2025 and December 31, 2024, the Company had no debt. During the three months ended March 31, 2025 and 2024, the Company incurred interest expense of $0 and $3,121. Interest expense for the three months ended March 31, 2024 was related to the Revised Duggan September Note.

10. Stockholders' Equity

Preferred Stock

As of March 31, 2025 and December 31, 2024, the Company had 20,000,000 shares of preferred stock, par value $0.01 authorized and no shares issued and outstanding.

Common Stock

As of March 31, 2025 and December 31, 2024, the Company had authorized 1,000,000,000 shares of Common Stock.

June 2024 Private Investment in Public Equity (PIPE)

On June 3, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with 667, L.P. and Baker Brothers Life Sciences, L.P., affiliates of Baker Bros. Advisors, L.P. (the “Investors”), whereby the Company sold 22,222,222 shares of Common Stock, at a purchase price of $9.00 per share, for an aggregate purchase price of approximately $200,000 in a private placement (the “June 2024 Private Placement”).

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

September 2024 PIPE
On September 11, 2024, the Company entered into securities purchase agreements (the “September 2024 Purchase Agreements”) with multiple leading biotech institutional investors and individual accredited investors (the “September 2024 Private Placement”). In connection with the September 2024 Private Placement, the Company sold an aggregate of 10,352,418 shares of the Company's Common Stock, at purchase price of $22.70 per share (the closing price on September 11, 2024), for aggregate gross proceeds to the Company of approximately $235,000, with offering costs of $140.

All of the Company's Section 16 officers participated in the capital raise. A total of $79,000 was raised by the Company's Co-Chief Executive Officer (“CEO”), Chairman of the Board and majority stockholder, its Co-CEO and the President and member of the Company's Board of Directors (the “Board”), its Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”), and member of the Board, its Chief Accounting Officer (“CAO”), and a member of the Board of Directors, who invested via a controlled entity. The remaining $156,000 was raised with multiple leading biotech institutional investors. Refer to Note 12 Related Party Transactions for further details regarding related parties' participation.

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

At-the-Market Offering (ATM Offering)

On May 13, 2024, the Company entered into an at-the-market (“ATM”) sales agreement (the “ATM Agreement”) pursuant to which the Company may, subject to the terms and conditions set forth in the agreement offer and sell, from time to time, through or to the agents, acting as agents or principal, shares of the Company's Common Stock, having an aggregate offering price of up to $90,000.

As of March 31, 2025, the Company sold 1,807,093 shares of common stock under the ATM Agreement at a weighted-average price of $24.47 per share, for gross proceeds of $44,223. The Company received net proceeds of $43,033, which was net of commissions and other offering costs of approximately $1,190. The remaining availability under the ATM Agreement as of March 31, 2025 was approximately $45,777. The Company plans to use the net proceeds from this offering for working capital and general corporate purposes.

Warrants

As of March 31, 2025 and December 31, 2024, the Company had outstanding and exercisable warrants of 1,048,834 and 4,629,988, respectively, with a weighted average exercise price of $1.58. During the three months ended, warrants of 3,581,154 with a weighted average exercise price of $1.58 were exercised.

On April 8, 2025, the remaining outstanding warrants of 1,048,834 with a weighted average exercise price of $1.58 were exercised.

11. Stock-Based Compensation

The Company currently grants stock options to employees and directors under the 2020 Stock Incentive Plan (the "2020 Plan") and formerly, the Company granted stock options under the 2016 Long Term Incentive Plan (the “2016 Plan”). The 2020 Plan is administered by the Compensation Committee of the Company's Board of Directors. The 2020 Plan is intended to attract and retain employees and directors and provide an incentive for these individuals to assist the Company to achieve long-range performance goals and to enable these individuals to participate in the long-term growth of the Company.

Based on the provisions of the 2020 Plan, the number of shares available for issuance under the 2020 Plan increased by 6,400,000 shares on January 1, 2025.

On May 3, 2024, the Board adopted the 2024 Inducement Pool (the “Inducement Pool”), which mirrors the terms of the 2020 Plan, with a total of 2,000,000 shares of common stock reserved for issuance under the Inducement Pool. Effective January 22, 2025, the number of shares of common stock available under the Inducement Pool increased by 2,000,000 shares.

The following table summarizes the Company's time-based stock option activity for the three months ended March 31, 2025:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at December 31, 2024	59,815,990	$2.80	8.5
Granted	1,687,421	19.08
Forfeited	(365,800)	8.27
Exercised	(317,904)	3.76
Outstanding at March 31, 2025	60,819,707	3.21	8.3
Vested and expected to vest as of March 31, 2025	56,593,628	$3.21	8.2
Exercisable at March 31, 2025	18,558,919	$3.16	7.5

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

The following table summarizes the Company's performance-based stock option activity for the three months ended March 31, 2025:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at December 31, 2024	48,320,320	$1.77	8.7
Granted	5,475,000	18.89
Forfeited	(12,000)	1.30
Exercised	(8,600)	1.30
Outstanding at March 31, 2025	53,774,720	$3.52	8.6
Exercisable at March 31, 2025	9,095,744	$1.64	8.4

The total stock-based compensation expense included in the Company's unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended March 31,
	2025	2024
Research and development	$4,059	$2,414
General and administrative	7,037	7,093
Total stock-based compensation expense	$11,096	$9,507

The following summarizes stock-based compensation expense associated with each of the Company's stock-based compensation arrangements:

	Three Months Ended March 31,
	2025	2024
Time-based stock options	$10,863	$8,115
Performance-based stock options	—	1,321
Employee stock purchase plan	233	71
Total stock-based compensation expense	$11,096	$9,507

12. Related Party Transactions
Leases

July 25, 2022 First Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 25, 2022 the Company entered into a first amendment, dated July 19, 2022, to its existing sublease agreement with Maky Zanganeh and Associates, Inc. (“MZA”), an entity owned by Maky Zanganeh, consisting of 4,500 square feet of office space at 2882 Sand Hill Road, Menlo Park, California. The existing sublease term, which was set to expire on September 30, 2022, was extended for a period of thirty-nine months from October 1, 2022 through December 31, 2025. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. The agreement was further amended to include additional space, as noted below under the August 2, 2024 Third Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc. During the three months ended March 31, 2025, payments of $207, were made pursuant to the first and third amendments to the Sublease Agreement. During the three months ended March 31, 2024, payments of $195 were made pursuant to the first amendment to the Sublease Agreement.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

July 29, 2022 Second Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 29, 2022, the Company entered into a second amendment to its existing sublease agreement with MZA, described above. The second amendment was effective as of August 1, 2022 and expires on December 31, 2025. The second amendment includes an additional 1,277 square feet of office space at 2882 Sand Hill Road, Menlo Park, California. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the three months ended March 31, 2025 and 2024, payments of $57 and $55 were made pursuant to the second amendment to the Sublease Agreement.

April 1, 2024 Miami Sublease Agreements

On April 1, 2024, the Company entered into two sublease agreements of its Miami headquarters location, one with Genius 24C Inc. ("Genius"), an affiliate of the Company's Co-CEO, Robert W. Duggan (the “Genius Sublease Agreement”) and one with Duggan Investments Research LLC (“Investments Research”), also an affiliate of the Company's Co-CEO, Robert W. Duggan (the “Investments Research Sublease Agreement”). Pursuant to the Genius Sublease Agreement, Genius sublet from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. Pursuant to the Investments Research Sublease Agreement, Investments Research sublet from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. For the three months ended March 31, 2025, the Company recognized sublease income of $48 which was recorded net of operating lease expenses, and $12 which was recorded in other receivables on the unaudited condensed consolidated balance sheet as of March 31, 2025.

August 2, 2024 Third Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On August 2, 2024, the Company entered into a third amendment to its existing sublease agreement with MZA. The third amendment was effective August 1, 2024 and included an additional space of 145 square feet of office space located at 2882 Sand Hill Road, Menlo Park, California. The Company continues to be obligated to pay its proportionate share of the net payable by MZA to the third-party landlord, which is revised to 93.6% as of the effective date, based on the square footage of office space sublet by the landlord.

Promissory Note Payable to Related Parties

Refer to Note 9 for disclosure of the promissory note payable to related parties issued December 6, 2022 and fully repaid as of October 1, 2024.

Akeso Agreements

Upon the closing of the License Agreement, the Board appointed Dr. Yu (Michelle) Xia to serve as a member of the Board pursuant to the terms of the License Agreement. Dr. Xia is the founder of Akeso, and has been the chairwoman, president and CEO of Akeso since its inception in 2012. Furthermore, in connection with the License Agreement, the Company also entered into a Supply Agreement with Akeso, pursuant to which Summit agreed to purchase a certain portion of drug substance for clinical and commercial supply (the “Supply Agreement”). Refer to Note 4 for details on the License Agreement and Second Amendment. In addition to the License and Second Amendment and supply agreements, the Company also entered into various clinical services agreements with Akeso. During the three months ended March 31, 2025 and 2024, respectively, the Company paid $4,743 and $9,179 to Akeso. As of March 31, 2025 and December 31, 2024, respectively, the Company included in accrued expenses of $3,914 and $3,956 related to Akeso.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

Private Placements

September 2024 PIPE

On September 11, 2024, the Company's Section 16 officers participated in the “September 2024 Purchase Agreements” along with multiple leading biotech institutional investors, whereby the Company sold an aggregate of 10,352,418 shares of the Company’s Common Stock, at a price per share of $22.70, which was the closing price of the Common Stock on September 11, 2024, for an aggregate gross proceeds to the Company of approximately $235,000.

The Company’s Co-CEO and Chairman of the Board, Mr. Robert W. Duggan, purchased 3,325,991 shares for an aggregate purchase price of $75,500; Co-CEO, President and member of its Board, Dr. Mahkam Zanganeh, purchased 44,052 shares for an aggregate purchase price of $1,000; COO and CFO, Manmeet S. Soni, purchased 44,052 shares for an aggregate purchase price of $1,000, and member of the Board, Jeff Huber, through his controlled entity, Caspian Capital LLC, purchased 44,052 shares for an aggregate purchase price of $1,000. The Company sold a total of 3,458,147 shares of its Common Stock to the aforementioned Section 16 officers for an aggregate purchase price of $78,500.

The Company used some of the proceeds raised from the September 2024 Private Placement to repay $75,500 in principal on the Duggan September Note. Refer to Note 9 for additional details regarding the promissory note payable to a related party.

Warrants Exercise

In March 2025, Mr. Duggan, our Co-Chief Executive Officer, exercised 2,936,221 of the 3,985,055 warrants which he received in connection with a private placement completed by the Company with Mr. Duggan and other investors on December 24, 2019, resulting in the purchase of 2,936,221 shares of common stock at an exercise price of $1.58.

On April 8, 2025, Mr. Duggan completed the exercise of the remaining warrants received in the December 24, 2019 private placement, resulting in the purchase of 1,048,834 shares of common stock at an exercise price of $1.58.

Professional Services

During the three months ended March 31, 2025, the Company engaged the law firm Wilson Sonsini Goodrich & Rosati P.C. (“WSGR”), where Mr. Kenneth A. Clark, a member of the Board, is a partner. Payments to be made by the Company to WSGR were approved by the Audit Committee in accordance with its Related Party Transaction Policy. For the three months ended March 31, 2025, the Company incurred expenses for legal services rendered by WSGR totaling approximately $0.2 million.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
13. Commitments and Contingencies

Lease Commitments

There were no material changes to the Company's lease commitments that were disclosed in the Company's Annual Report.

Other Commitments

The Company enters into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. Most contracts provide for termination upon notice, and therefore are cancellable contracts. The majority of these commitments are due within one year. There have been no material changes to the Company's other contractual commitments that were disclosed in the Company's Annual Report.

The Company has certain commitments under its agreements with Akeso. The License Agreement also contains certain manufacturing and purchase commitments. As of March 31, 2025, the Company is unable to estimate the amount, timing or likelihood of achieving the milestones, making future product sales or assessing estimated forecasts for manufacturing and supplied materials which these contingent payment obligations relate to.

Indemnifications

The Company's certificate of incorporation provides that it will indemnify the directors and officers to the fullest extent permitted by Delaware law. In addition, the Company has entered into indemnification agreements with all of the directors and executive officers. These indemnification agreements may require the Company, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of the Company's directors or executive officers. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2025 and December 31, 2024.

Legal Proceedings

Litigation Relating to the December 2022 Notes Entered into in Connection with the License Agreement

On March 17, 2025, Rainaldi Revocable Trust, a purported stockholder of the Company, filed a derivative lawsuit in the Delaware Court of Chancery against certain of the Company’s current and former directors and the Company, solely as a nominal defendant, concerning the December 2022 Notes entered into by the Company, Mr. Duggan and Dr. Zanganeh in connection with the License Agreement. The suit asserts claims for breach of fiduciary duty and unjust enrichment and seeks, among other things, unspecified damages, rescission of the shares that Mr. Duggan and Dr. Zanganeh received as part of prepaid interest payments under the December 2022 Notes, as well as attorneys’ fees and costs. Defendants’ motion to dismiss the complaint is due to be filed on May 16, 2025. Defendants believe that Plaintiff’s allegations are without merit and plan to vigorously defend against its claims.

14. Subsequent Events

On April 29, 2025, the Compensation Committee and the Board approved a modification to the Company’s outstanding unvested performance-based stock option awards issued under the Company’s 2020 Stock Incentive Plan for employees that will require only the service-based vesting requirements to continue to be satisfied in order to become fully vested, subject to employee consent. Approximately 17.4 million of these awards were deemed to be immediately vested, subject to employee consent, based on the modification approved by the Compensation Committee and the Board with the remaining awards subject to service-based vesting requirements. The impact of this modification will be recorded in the Company's interim condensed consolidated financial statements beginning with the quarter ending June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and our audited consolidated financial statements and related notes for the year ended December 31, 2024 included in our Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this filing, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target,” “intend” and similar expressions should be considered forward-looking statements. As a result of many factors, including those factors set forth in the risks identified in the “Risk Factors’’ section of our other filings with the SEC, our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

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

The Company’s current lead development candidate is ivonescimab, a novel, potential first-in-class bispecific antibody intending to combine the effects of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF compound into a single molecule. On December 5, 2022, the Company entered into the License Agreement with Akeso pursuant to which the Company has in-licensed intellectual property rights related to ivonescimab. Through the License Agreement, the Company obtained the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan. The License Agreement and transaction closed in January 2023 following customary waiting periods. On June 3, 2024, the Company entered into the Second Amendment with Akeso to expand its territories covered under the License Agreement to also include the Licensed Territory. The Company’s operations are focused on the development of ivonescimab and other future activities, as the Company determines.

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

Akeso-Sponsored Ivonescimab Trials

Akeso is currently developing ivonescimab in NSCLC and other solid tumor settings. Ivonescimab is currently approved in China in combination with chemotherapy for patients with EGFR-mutated NSCLC whose tumors have progressed following an EGFR-TKI based on the results of the HARMONi-A clinical trial that was first announced and presented in 2024. In addition, a supplemental application was submitted in China by Akeso for ivonescimab as monotherapy based on the results of the HARMONi-2 study in first-line, PD-L1 positive NSCLC, and was approved by the NMPA in April 2025 for this indication as well. Also in April 2025, Akeso announced positive results for the HARMONi-6 study in first-line squamous NSCLC. Further details related to these three trials, in addition to other Phase II clinical data presented during 2024, are described further below. Akeso is currently conducting Phase III clinical trials in combination with chemotherapy in first-line biliary tract cancer (“HARMONi-GI1”) and in first-line advanced PD-L1 low or negative triple-negative breast cancer (“HARMONi-BC1”), as well as in combination with ligufalimab, a proprietary Akeso-owned investigational CD-47 monoclonal antibody, in first-line recurrent / metastatic PD-L1 positive head-and-neck cancer (“HARMONi-HN1”). Further, Akeso has announced its intention to conduct Phase III clinical trials in combination with chemotherapy in first-line advanced pancreatic cancer (“HARMONi-GI2”) and in NSCLC for patients whose tumors have progressed following PD-(L)1 inhibitor-based therapy (“HARMONi-8A”).

HARMONi-A

Based on data published by Akeso at the American Society of Clinical Oncology (“ASCO 2024”) and in a publication in the Journal of the American Medical Association (JAMA) in the HARMONi-A study, in a single-region (China), randomized, double-blinded Phase III study in patients with NSCLC who have progressed following an EGFR-TKI, ivonescimab achieved its primary endpoint of progression-free survival (“PFS”) when combined with doublet chemotherapy (pemetrexed and carboplatin). Patients experienced a 54% reduction in disease progression or death as compared to placebo plus doublet-chemotherapy (HR: 0.46, 95% CI: 0.34 - 0.62; p<0.001). In a pre-specified subgroup analysis of patients who received a previous third-generation TKI, a hazard ratio of 0.48 was observed. A median Overall Survival (mOS) in this study of 17.1 months was observed, reflecting a 20% reduction in death as compared to placebo plus chemotherapy in the study (HR: 0.80, 95% CI: 0.59 - 1.08). The Phase III study was considered to have demonstrated a tolerable safety profile and a low discontinuation rate for adverse events.

HARMONi-2

After announcing positive qualitative results for the HARMONi-2 trial, also referred to as AK112-303, a randomized, single-region (China) Phase III study sponsored by Akeso, on May 30, 2024, the Company announced, on September 8, 2024, quantitative data from the primary analysis of the Phase III HARMONi-2 trial featuring ivonescimab that was presented as part of the Presidential Symposium at the International Association for the Study of Lung Cancer’s (“IASLC”) 2024 World Conference on Lung Cancer (“WCLC 2024”). The HARMONi-2 presentation evaluated monotherapy ivonescimab compared to monotherapy pembrolizumab in patients with locally advanced or metastatic NSCLC whose tumors have positive PD-L1 expression. HARMONi-2 is a single region, multi-center, double-blinded Phase III study conducted in China sponsored by Akeso, with all relevant data exclusively generated, managed, and analyzed by Akeso.

In the HARMONi-2 primary analysis, ivonescimab monotherapy demonstrated a statistically significant improvement in the trial’s primary endpoint, PFS by Independent Radiologic Review Committee (IRRC), when compared to monotherapy pembrolizumab, achieving a hazard ratio of 0.51 (95% CI: 0.38, 0.69; p<0.0001). A clinically meaningful benefit was demonstrated across clinical subgroups, including patients with tumors with high PD-L1 expression. Overall survival (“OS”) data was not yet mature at the time of the data cutoff of the primary analysis.

Ivonescimab demonstrated an acceptable and manageable safety profile, which was consistent with previous studies. There were three patients (1.5%) who discontinued ivonescimab due to treatment-related adverse events (“TRAEs") compared to six patients (3.0%) who discontinued pembrolizumab due to TRAEs. There was one patient in the ivonescimab arm and two patients in the pembrolizumab arm who died as a result of TRAEs in this Phase III study.

On April 25, 2025, Akeso announced that ivonescimab was approved in China by the National Medical Products Administration (NMPA), the Chinese Health Authority, for a second indication based on the results of the HARMONi-2 trial. As a part of the review of the supplemental marketing application submitted by Akeso seeking a label expansion of ivonescimab in China, the NMPA requested that Akeso perform an interim analysis of overall survival (OS). Akeso announced that the results of this interim overall survival analysis included a clinically meaningful hazard ratio of 0.777. The analysis was conducted at 39% data maturity, with a nominal alpha level of 0.0001.

HARMONi-6

On April 23, 2025, Akeso announced that ivonescimab administered in combination with platinum-based chemotherapy resulted in a statistically significant improvement in PFS when compared to tislelizumab (a PD-1 inhibitor) combined with platinum-based chemotherapy in patients with previously untreated advanced NSCLC irrespective of PD-L1 expression. These results were generated from the HARMONi-6 study, also referred to as AK112-306, a randomized, single-region (China) Phase III study. Akeso has announced that it intends to release the results from this study at an upcoming medical conference later in the year. This study was sponsored by Akeso, with all relevant data exclusively generated, managed, and analyzed by Akeso.

Additional Phase II Data Sets

In addition to the HARMONi-2 data announced at WCLC 2024, Akeso also announced Phase II trial results from AK112-205, for patients with Stage II or III resectable NSCLC. Further, the Company announced data for ivonescimab was presented as a part of the 2024 European Society for Medical Oncology Annual Meeting (“ESMO 2024”) featuring updated Phase II ivonescimab data in advanced triple-negative breast cancer (“TNBC”), recurrent / metastatic head and neck squamous cell carcinoma (“HNSCC”), and metastatic microsatellite-stable (“MSS”) colorectal cancer (“CRC”). At ASCO 2024, Akeso presented ivonescimab Phase II data in biliary-tract cancer (“BTC”). Earlier, at the 2024 European Lung Cancer Conference (“ELCC 2024”), Akeso announced updated data from AK112-201 (Cohort 1), a Phase II study for patients with first-line advanced NSCLC. Each trial from which the data was generated was a multi-center Phase II study conducted in China sponsored by Akeso, with data generated and analyzed by Akeso.

Product Pipeline

Summit Sponsored Ivonescimab Trials

Ivonescimab is currently being investigated in global Phase III clinical trials. Phase I and II trials were completed by or are ongoing with our partner Akeso. This pipeline reflects Phase III clinical trials that have been or are planned to be initiated by Summit in its Licensed Territory.

HARMONi study (NCT05184712) is a Phase III, multi-regional, potentially registration-enabling clinical trial, which enrolled patients in North America, Europe, and China. Patients enrolled in China were also enrolled as a part of the HARMONi-A study. We completed enrollment of patients in North America and Europe in October 2024. The two primary endpoints for this study are PFS and OS, and the study compares ivonescimab plus platinum-based doublet chemotherapy versus placebo plus platinum-based doublet chemotherapy in patients with advanced or metastatic EGFR-mutated NSCLC whose tumors have progressed following treatment with a third generation EGFR-TKI. We expect to disclose top-line results from HARMONi in mid-2025.

The U.S. Food and Drug Administration (“FDA”) has granted Fast Track designation for the proposed use of ivonescimab in combination with platinum-based chemotherapy for the treatment of adult patients with locally advanced or metastatic NSCLC with EGFR mutation, who have experienced disease progression following EGFR-TKI therapy.

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

Based on the results of HARMONi-2, the Company has begun to activate clinical trial sites in the United States and the initial patients have been enrolled in the HARMONi-7 study (NCT06767514). HARMONi-7 is a multi-regional, potentially registration-enabling Phase III clinical trial that will compare ivonescimab monotherapy to pembrolizumab monotherapy in patients with metastatic squamous and non-squamous NSCLC whose tumors have high PD-L1 expression. The sample size for this study is currently planned to have an estimated 780 patients with two primary endpoints, PFS and OS.

Summit is conducting its current clinical trials, and plans to design and conduct additional clinical trial activities for ivonescimab within its Licensed Territory, to support and submit relevant regulatory filings. We intend to explore further clinical development of ivonescimab in solid tumor settings outside of metastatic NSCLC, our current area of focus in its Phase III clinical trials.

In the fourth quarter of 2023, we began collaborating with multiple institutions globally and opened our investigator- sponsored trials program across several disease areas. We continued to expand this program in 2024 in order to discover additional opportunities for ivonescimab, including in several tumors outside of our current development plan.

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

The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change
Operating expenses:
Research and development	$51.2	$30.9	$20.3
General and administrative	15.6	11.5	4.1
Total operating expenses	66.8	42.4	24.4
Other income	3.9	2.0	1.9
Interest expense	—	(3.1)	(3.1)
Net loss	$(62.9)	$(43.5)	$19.4

Operating Expenses

Research and Development expenses

The table below summarizes our research and development expenses by category for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change
Oncology	$36.3	$21.9	$14.4
Compensation related costs, excluding stock-based compensation	10.8	6.6	4.2
Stock-based compensation	4.1	2.4	1.7
Total	$51.2	$30.9	$20.3

The entry into the License Agreement represents a significant change in our strategy from anti-infectives to the therapeutic area of oncology. We invested our resources in the clinical development of ivonescimab in the periods presented.

Oncology clinical trial related costs represent our investment in the clinical development of ivonescimab, known as SMT112 in the Licensed Territory

Research and development expenses increased by $20.3 million during the three months ended March 31, 2025, compared to the same period in the prior year. This increase was primarily due to our continued investment in oncology expenses for ivonescimab, known as SMT112 in our Licensed Territory, resulting in an increase of $14.4 million for the three months ended March 31, 2025, and an increase in compensation related costs and stock-based compensation of $5.9 million for the three months ended March 31, 2025 to support the clinical development of ivonescimab as we continue to hire additional clinical resources in the oncology field. We expect oncology-related research and development costs to continue to increase as we progress with the development of ivonescimab.

General and Administrative Expenses

The table below summarizes our general and administrative expenses by category for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change
Compensation related costs, excluding stock-based compensation	$5.0	$2.5	$2.5
Stock-based compensation	7.0	7.0	—
Legal fees and professional services	2.8	1.0	1.8
Other general and administrative expenses	0.8	1.0	(0.2)
Total	$15.6	$11.5	$4.1

General and administrative expenses increased by $4.1 million for the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to an increase of $2.5 million in compensation related costs, excluding stock-based compensation as the Company is focused on building its executive management team and an increase of $1.8 million in legal and professional services to continue supporting the development of ivonescimab. We expect general and administrative expenses to continue to increase as we scale our infrastructure and management to support development of ivonescimab.

Other Income

The table below summarizes our other income by category for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change
Foreign currency gains	$0.1	$0.2	$(0.1)
Investment income	3.9	1.8	2.1
Total	$3.9	$2.0	$1.9

Other income increased by $1.9 million compared to the same period in the prior year, primarily due to an increase of $2.1 million in interest income due to the higher short-term investments balance.

Interest Expense

Interest expense decreased for the three months ended March 31, 2025 compared to the same period in the prior year, primarily due to the repayment in full of the promissory note in October 2024.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through issuances of our common stock, including our most recent private placement issued in September 2024 for gross proceeds of $235.0 million and the raise of $44.2 million gross proceeds from our ATM Agreement during 2024, issuance of debt, and receipt of payments to us under license, and collaboration arrangements.

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

During the three months ended March 31, 2025, we incurred a net loss of $62.9 million and cash flows used in operating activities for the three months ended March 31, 2025 was $61.2 million. As of March 31, 2025, we had an accumulated deficit of $1,277.5 million, cash and cash equivalents of $211.5 million, and short-term investments in U.S. treasury securities of $149.8 million. We expect to continue to generate operating losses for the foreseeable future.

We have evaluated whether our cash, cash equivalents and short-term investments provide sufficient cash to fund our operating cash needs for the next 12 months from the date of issuance of these quarterly financials. We concluded that our cash, cash equivalents, and short-term investments as of March 31, 2025 will fund our operating cash needs for at least the next 12 months from the date of issuance of these unaudited condensed consolidated financial statements.

From time to time, we may raise additional equity or debt capital through both registered offerings off of a shelf registration, including ATM offerings, and private offerings of securities. On February 20, 2024, we filed a shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on February 27, 2024. Through our shelf registration statement we may, from time to time, sell up to an aggregate of $450 million of our common stock, preferred stock, debt securities, depository shares, warrants, subscription rights, purchase contracts, or units. Of the $450 million of liquidity available to us under this shelf registration statement, on May 13, 2024, we had established an ATM offering program with J.P. Morgan Securities LLC, as sales agent, in the amount of up to $90.0 million, of which $45.8 million remains available for sale as of March 31, 2025. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. To the extent we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected. As of the date of this report, additional capital has not been secured.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash used in operating activities	$(61.2)	$(30.1)
Net cash provided by investing activities	$160.1	$19.8
Net cash provided by financing activities	$7.7	$0.5
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2025 was $61.2 million and primarily consisted of the net loss of $62.9 million and a $6.2 million net change in working capital, partially offset by non-cash charges of $7.9 million. The non-cash charges primarily consisted of $11.1 million of stock-based compensation, partially offset by $3.0 million relating to amortization of the discount on short-term investments in U.S. Treasury securities. The net change in working capital was primarily due to a $7.6 million decrease in accrued compensation, a $1.4 million increase in other assets and a $1.0 million decrease in other current liabilities, partially offset by a $1.9 million decrease in prepaid expenses and other current assets and a $1.6 million increase in accrued liabilities.
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
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2025 was $160.1 million and was primarily due to $160.5 million received from maturities of short-term investments in U.S. Treasury securities.
Net cash provided by investing activities for the three months ended March 31, 2024 was $19.8 million and was primarily due to $112.9 million received from the maturity and redemption of short-term investments in U.S. treasury securities, offset by $93.0 million related to the purchase of short-term investments.

Financing Activities
Net cash provided by financing activities was $7.7 million for the three months ended March 31, 2025, and was due to $5.7 million of proceeds received related to the exercise of warrants and $2.0 million of proceeds received related to employee stock awards and purchase plans.
Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2024, and was due to proceeds received of $0.5 million related to employee stock awards.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to research and development expenses, stock-based compensation and income taxes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Critical Accounting Policies and Significant Judgments and Estimates in our Annual Report. There have been no material changes to our critical accounting policies and estimates that were disclosed in our Annual Report.

As of March 31, 2025, there have been no material changes from the contractual obligations and commitments as of December 31, 2024 previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 24, 2025.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements, to our unaudited condensed consolidated financial statements included in this report.

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

Credit Risk

We consider all of our material counterparties to be creditworthy. We consider the credit risk for each of our counterparties to be low and do not have a significant concentration of credit risk at any of our counterparties. We have $1.3 million of research and development tax credits outstanding at March 31, 2025. Given that these receivables relate to the United Kingdom research and development tax credit cash rebate regimes and given our history of collection, it is highly unlikely that these amounts will not be collected.

Item 4. Controls and Procedures.

We have performed out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and the participation of the Company’s management, including our Co-Chief Executive Officers (our Principal Executive Officers) and our Chief Operating Officer and Chief Financial Officer (our Principal Financial Officer). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of March 31, 2025, our Co-Chief Executive Officer and Chairman of the Board and our Co-Chief Executive Officer, President and Director (our Principal Executive Officers), and our Chief Operating Officer, Chief Financial Officer and Director (our Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as described below, we are not aware of any legal proceedings arising outside the ordinary course of business.

Litigation Relating to the December 2022 Notes Entered into in Connection with the License Agreement

On March 17, 2025, Rainaldi Revocable Trust, a purported stockholder of the Company, filed a derivative lawsuit in the Delaware Court of Chancery against certain of the Company’s current and former directors and the Company, solely as a nominal defendant, concerning the December 2022 Notes entered into by the Company, Mr. Duggan and Dr. Zanganeh in connection with the License Agreement. The suit asserts claims for breach of fiduciary duty and unjust enrichment and seeks, among other things, unspecified damages, rescission of the shares that Mr. Duggan and Dr. Zanganeh received as part of prepaid interest payments under the December 2022 Notes, as well as attorneys’ fees and costs.

Pursuant to the December 2022 Notes, the Company obtained $520 million in bridge financing through three unsecured promissory notes: (1) a $400 million note issued to Mr. Duggan due on February 15, 2023; (2) a $20 million note issued to Dr. Zanganeh due on February 15, 2023; and (3) a $100 million note issued to Mr. Duggan due on September 15, 2023 (the “$100 Million Note”). The notes had an interest rate of 7.5% through February 15, 2023, with prepaid interest through that date paid in shares valued at $0.7913 per share. For periods after February 15, 2023, interest would accrue at the US prime interest rate plus 50 basis points for three months, and thereafter at the US prime rate plus 300 basis points. The notes contained no warrant coverage and no security interests. The Company announced the 2023 Rights Offering on December 6, 2022, which ran from February 7 through March 1, 2023. The 2023 Rights Offering was fully subscribed, with stockholders purchasing 476,190,471 shares of the Company’s common stock at $1.05 per share, raising $500 million in gross proceeds. Mr. Duggan and Dr. Zanganeh fully subscribed to their basic subscription rights, with Mr. Duggan participating by purchasing 376,489,880 shares for approximately $395.31 million. Following the Company’s fully subscribed $500 million 2023 Rights Offering, Dr. Zanganeh’s $20 million note was repaid on February 15, 2023, and Mr. Duggan's $400 million note was repaid. In the interest of minimizing shareholders dilution, the $100 Million Note was extended, and eventually the $75.5 million repayment was funded through the proceeds of the September 2024 Private Placement in which Mr. Duggan purchased 3,325,991 shares for an aggregate purchase price of $75.5 million as a participant in the September 2024 Private Placement at a purchase price of $22.70 per share, and the remaining $24.5 million was repaid in full on October 1, 2024, along with $7.3 million in accrued interest. Defendants’ motion to dismiss the complaint is due to be filed on May 16, 2025. Defendants believe that Plaintiff’s allegations are without merit and plan to vigorously defend against its claims.

Item 1A. Risk Factors.

An investment in our common stock or other securities involves a number of risks. In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider each of the risks described in our Annual Report, which Annual Report includes a detailed discussion of the Company’s risk factors. If any of the risks described therein or other uncertainties currently unknown to us, or that we currently deem to be immaterial, develop into actual events, our business, financial condition, or results of operations could be negatively affected, the market price of our common stock or other securities could decline, and you may lose all or part of your investment.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Subsequent Events.

On April 29, 2025, the Compensation Committee and the Board approved a modification to certain named executive officer’s outstanding unvested performance-based stock option awards issued under the Company’s 2020 Stock Incentive Plan that will require only the service-based vesting requirements to continue to be satisfied in order to become fully vested, subject to each of Mahkam Zanganeh’s and Manmeet Soni’s consent. Dr. Mahkam Zanganeh and Mr. Manmeet Soni consented to the modification, whereby 50% of their outstanding unvested performance-based stock options vested on April 29, 2025 and the remaining 5.5 million and 5.6 million, respectively, vest in three annual tranches beginning October 2025.

10b5-1 Trading Plans.

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

Date: May 1, 2025	SUMMIT THERAPEUTICS INC.

	By:	/s/ Manmeet S. Soni
	Name:	Manmeet S. Soni
	Title	Chief Operating Officer, Chief Financial Officer and Director
(Principal Financial Officer)