Form 10-Q
period 2025-06-30
Summit Therapeutics Inc.
filed 2025-08-11
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2025, there were 742,846,672 shares of common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding the future financial performance, business prospects and growth of Summit Therapeutics Inc., that involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

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
•our competitive position;
•our planned use of our existing cash, cash equivalents and short-term investments;
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
•our expectations regarding the anticipated timeline of our cash, cash equivalents and short-term investments, future financial performance and our ability to continue as a going concern;
•estimates regarding stock-based compensation;
•general economic conditions, including economic slowdowns or other adverse economic conditions, such as periods of increased or prolonged inflation; and
•other risks and uncertainties, including those described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2025 (the “Annual Report”).

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections in this Quarterly Report on Form 10-Q, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Summit Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$297,872	$104,862
Restricted cash	319	325
Short-term investments	—	307,487
Prepaid expenses and other current assets	11,049	11,076
Total current assets	309,240	423,750

Non-current assets:
Property and equipment, net	690	254
Operating lease right-of-use assets	5,552	7,144
Goodwill	2,039	1,864
Other assets	6,516	2,548
Total assets	$324,037	$435,560

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$22,982	$4,636
Accrued liabilities	26,148	19,554
Accrued compensation	6,592	11,977
Operating lease liabilities, current portion	3,118	3,765
Other current liabilities	1,485	1,797
Total current liabilities	60,325	41,729

Non-current liabilities:
Operating lease liabilities, net of current portion	2,435	3,453
Other non-current liabilities	1,838	1,630
Total liabilities	64,598	46,812

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value: 1,000,000,000 shares authorized; 742,806,672 and 737,626,004 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	7,428	7,376
Additional paid-in capital	2,097,957	1,598,230
Accumulated other comprehensive loss	(2,752)	(2,285)
Accumulated deficit	(1,843,194)	(1,214,573)
Total stockholders' equity	259,439	388,748
Total liabilities and stockholders' equity	$324,037	$435,560

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$208,021	$30,798	259,286	61,671
Acquired in-process research and development	—	15,007	—	15,007
General and administrative	360,416	13,812	376,002	25,328
Total operating expenses	568,437	59,617	635,288	102,006
Other income, net	2,729	2,334	6,667	4,371
Interest expense	—	(3,102)	—	(6,223)
Net loss	$(565,708)	$(60,385)	$(628,621)	$(103,858)

Net loss per share:
Basic and diluted	$(0.76)	$(0.09)	$(0.85)	$(0.15)
Weighted average common shares outstanding:
Basic and diluted	742,615,007	707,904,643	740,358,044	704,844,946
Other comprehensive loss:
Foreign currency translation adjustments	(189)	92	(334)	82
Reclassification of unrealized loss on short-term investments to other expense, net	—	3	—	3
Unrealized loss on short-term investments	—	(45)	(133)	(34)
Comprehensive loss	$(565,897)	$(60,335)	$(629,088)	$(103,807)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	737,626,004	$7,376	$1,598,230	$(2,285)	$(1,214,573)	$388,748
Issuance of common stock under stock purchase plans and exercise of stock options and warrants	3,983,386	40	7,637	—	—	7,677
Stock-based compensation	—	—	11,096	—	—	11,096
Net other comprehensive loss	—	—	—	(278)	—	(278)
Net loss	—	—	—	—	(62,913)	(62,913)
Balance at March 31, 2025	741,609,390	$7,416	$1,616,963	$(2,563)	$(1,277,486)	$344,330
Issuance of common stock upon exercise of stock options and warrants	1,197,282	12	2,210	—	—	2,222
Stock-based compensation	—	—	478,784	—	—	478,784
Net other comprehensive loss	—	—	—	(189)	—	(189)
Net loss	—	—	—	—	(565,708)	(565,708)
Balance at June 30, 2025	742,806,672	$7,428	$2,097,957	$(2,752)	$(1,843,194)	$259,439

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	701,660,053	$7,017	$1,066,381	$(2,448)	$(993,258)	$77,692
Issuance of common stock under stock purchase plans and exercise of stock options	314,543	3	482	—	—	485
Stock-based compensation	—	—	9,507	—	—	9,507
Net other comprehensive loss	—	—	—	(1)		(1)
Net loss	—	—	—	—	(43,473)	(43,473)
Balance at March 31, 2024	701,974,596	$7,020	$1,076,370	$(2,449)	$(1,036,731)	$44,210
Private placement of common stock	22,222,222	222	199,778	—	—	200,000
Issuance of common stock upon exercise of stock options and warrants	123,383	1	211	—	—	212
Stock-based compensation	—	—	11,088	—	—	11,088
Net other comprehensive loss	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(60,385)	(60,385)
Balance at June 30, 2024	724,320,201	$7,243	$1,287,447	$(2,499)	$(1,097,116)	$195,075

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(628,621)	$(103,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on short-term investments	(3,989)	(2,007)
Unrealized foreign exchange gain	(463)	(115)
Depreciation	62	47
Stock-based compensation	489,880	20,595
Acquired in-process research and development expense	—	15,007
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(81)	1,045
Other assets	(3,672)	2,442
Accounts payable	18,287	667
Accrued liabilities	6,452	3,706
Other current liabilities	(342)	92
Other non-current liabilities	52	46
Accrued compensation	(5,407)	(551)
Operating lease right-of-use assets and lease liabilities, net	(70)	(252)
Net cash used in operating activities	(127,912)	(63,136)

Cash flows from investing activities:
Purchases of property and equipment	(422)	(67)
Purchase of short-term investments	—	(362,995)
Maturities and sales of short-term investments	311,340	182,854
Net cash provided by (used in) investing activities	310,918	(180,208)

Cash flows from financing activities:
Proceeds from the issuance of common stock via private placements, net of offering costs	—	200,000
Proceeds received related to the exercise of warrants	7,315	101
Proceeds received related to employee stock awards and purchase plans	2,584	596
Net cash provided by financing activities	9,899	200,697
Effect of exchange rate changes on cash	99	(24)
Increase (decrease) in cash, cash equivalents and restricted cash	193,004	(42,671)
Cash, cash equivalents and restricted cash at beginning of period	105,187	71,425
Cash, cash equivalents and restricted cash at end of period	$298,191	$28,754

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$297,872	$28,434
Restricted cash	319	320
Cash, cash equivalents, and restricted cash	$298,191	$28,754

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest on related party promissory notes	$—	$1,501
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Upfront consideration to Akeso for Second Amendment (Note 4)	$—	$15,007
Leased assets obtained in exchange for operating lease liabilities	$—	$4,216
Unpaid amounts related to purchase of property, plant and equipment	$72	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of June 30, 2025 and for the three and six months ended June 30, 2025 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2024 has been derived from the consolidated audited financial statements as of that date. The results of the period are not necessarily indicative of full year results or any other interim period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report. The financial results of the Company’s activities are reported in United States Dollars.

Certain reclassifications have been made to the prior years’ financial statements to conform to current year presentation.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of incomes and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued research and development expenses, stock-based compensation, other long-lived assets and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital Resources

During the three and six months ended June 30, 2025, the Company incurred a net loss of $565,708 and $628,621, respectively, and cash used in operating activities for the six months ended June 30, 2025 was $127,912. As of June 30, 2025, the Company had an accumulated deficit of $1,843,194 and cash and cash equivalents of $297,872. The Company expects to continue to generate operating losses for the foreseeable future.

The Company’s cash and cash equivalents are not sufficient to fund the Company’s planned operations for a period of at least one year from the date these unaudited condensed consolidated financial statements are issued.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

Until the Company can generate substantial revenue and achieve profitability, the Company will need to raise additional capital to fund its ongoing operations and capital needs. The Company continues to evaluate options to further finance its operating cash needs for its product candidates through a combination of some, or all, of the following: equity and debt offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations, and marketing, distribution or licensing arrangements. There is no assurance, however, that additional financing will be available when needed or that management of the Company will be able to obtain financing on terms acceptable to the Company. If the Company is unable to obtain funding when required in the future, the Company could be required to delay or reduce research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies used in the preparation of these unaudited condensed consolidated financial statements for the six months ended June 30, 2025 as compared with those discussed in Note 4 to the consolidated financial statements in the Company's Annual Report.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures. The guidance is to be applied prospectively, with the option for retrospective application and is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements and related disclosures.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact of the OBBBA on the Company’s consolidated financial statements and related disclosures.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB ASC), the American Institute of Certified Public Accountants, and the SEC did not or are not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
3. Segment Reporting

The Company’s chief operating decision makers (the “CODM function”), which are the Company's Co-Chief Executive Officers, Mr. Duggan and Dr. Zanganeh, and Chief Operating Officer and Chief Financial Officer, Mr. Soni, utilize consolidated net loss that is reported on the unaudited condensed consolidated statement of operations and comprehensive loss to make decisions about allocating resources and assessing performance for the entire Company. The CODM function approves key operating and strategic decisions, including key decisions in clinical development and clinical operating activities, entering into significant contracts, such as revenue contracts and collaboration agreements and approves the Company’s consolidated operating budget. The CODM function views the Company's operations and manages its business on a consolidated basis and as a single reportable operating segment. The CODM function is regularly provided with the following significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Oncology clinical trial related costs	$67,824	$19,955	$104,187	$41,852
Acquired in-process research and development	—	15,007	—	15,007
Compensation related costs, excluding stock-based compensation	16,800	10,852	32,654	19,911
Stock-based compensation	478,784	11,088	489,880	20,595
Other expenses (1)	5,029	2,715	8,567	4,641
Total segment expenses	568,437	59,617	635,288	102,006
Other income, net	2,729	2,334	6,667	4,371
Interest expense	—	(3,102)	—	(6,223)
Net loss	$(565,708)	$(60,385)	$(628,621)	$(103,858)

(1) Other expenses include general and administrative expenses excluding compensation and stock-based compensation.

As of June 30, 2025 and December 31, 2024, substantially all of the Company’s long-lived assets are located in the United States.

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

The Company has accounted for the License Agreement and Second Amendment to acquire the rights to develop and commercialize ivonescimab as the acquisition of an asset. All of the consideration relates to ivonescimab and technological feasibility of the asset has not yet been established since ivonescimab is in clinical development. As such, the Company has expensed the consideration as acquired in-process research and development upon closing of the transaction in the unaudited condensed consolidated statement of operations and comprehensive loss. Acquired in-process research and development expense for the three and six months ended June 30, 2025 was nil. Acquired in-process research and development expense for the three and six months ended June 30, 2024 was $15,007, which is comprised of the upfront payment of $15,000 and immaterial transaction costs.

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
5. Other Income, net

The following table sets forth the components of other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign currency losses	$(199)	$(244)	$(122)	$(36)
Investment income(1)	2,981	2,578	6,842	4,407
Other expense	(53)	—	(53)	—
Other income, net	$2,729	$2,334	$6,667	$4,371

(1) Investment income relates to the Company’s money market funds and short-term investments in U.S. treasury securities. Refer to Note 7 for details.

6. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(565,708)	$(60,385)	$(628,621)	$(103,858)

Basic and diluted weighted average number of shares of common stock outstanding	742,615,007	707,904,643	740,358,044	704,844,946

Basic net loss per share	$(0.76)	$(0.09)	$(0.85)	$(0.15)
Diluted net loss per share	$(0.76)	$(0.09)	$(0.85)	$(0.15)

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

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	June 30,
	2025	2024
Options to purchase common stock	114,506,229	59,485,356
Warrants	—	4,945,669
Shares expected to be purchased under employee stock purchase plan	66,324	121,505
Total	114,572,553	64,552,530

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

The following tables sets forth the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

		June 30, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Credit (Loss)	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$293,607	$—	$—	$—	$293,607
Total		$293,607	$—	$—	$—	$293,607

		December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Credit (Loss)	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$88,599	$—	$—	$—	$88,599
Financial assets included within short-term investments:
U.S. Government treasury bills	Level 2	307,387	100	—	—	307,487
Total		$395,986	$100	$—	$—	$396,086

The tables above do not include cash at June 30, 2025 and December 31, 2024 of $4,265 and $16,263, respectively.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
The Company believes that the carrying amounts of prepaid expenses, other current assets, accounts payable, and accrued expenses approximates their fair values due to the short-term nature of those instruments.

Realized gains on short-term investments for the three and six months ended June 30, 2025 and 2024 were immaterial, respectively.

8. Research and Development Prepaid Expenses and Accrued Liabilities

Included within prepaid expenses and other current assets at June 30, 2025 and December 31, 2024 is $8,155 and $8,338, respectively, of prepayments relating to research and development expenditures. Included within accrued liabilities at June 30, 2025 and December 31, 2024 is $24,584 and $17,441, respectively, relating to research and development expenditures.
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

On January 19, 2023, the Company provided notice to extend the term of the Duggan February Note and Duggan September Note to a maturity date of September 6, 2024. Furthermore, on January 19, 2023, the Company and Mr. Duggan rectified the Duggan February Note and Duggan September Note in order to correctly reflect the parties’ intent that the Company may only prepay (i) the Duggan February Note following the completion of a public rights offering to be conducted by Summit in the approximate amount of $500,000, or a similar capital raise, in an amount equal to the lesser of (x) the net proceeds of the rights offering or such capital raise or (y) the full amount outstanding of the Duggan February Note, and (ii) Duggan September Note following the completion of a capital raising transaction subsequent to the rights offering in an amount equal to the lesser of (A) the net proceeds of such capital raise or (B) the full amount outstanding of the Duggan September Note. Following the issuance of the two new Promissory Notes (the “Revised Duggan February Note” and the “Revised Duggan September Note”, respectively), the Duggan February Note and Duggan September Note were marked as “cancelled” on their face and replaced in their entirety by the Revised Duggan February Note and the Revised Duggan September Note (together with the Zanganeh Note, the “Notes”).

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

On February 17, 2024, the Revised Duggan February Note was amended to extend the maturity date from September 6, 2024 to April 1, 2025. For all applicable periods commencing February 17, 2024, interest accrued on the outstanding principal balance at the greater of 12% or the U.S. prime interest rate, as reported in the Wall Street Journal plus 350 basis points, as adjusted monthly, and compounded quarterly. Interest was paid upon maturity of the loan. The debt discount was amortized to interest expense using an effective interest rate method. The effective interest rate of the Revised Duggan February Note and Zanganeh Note was 8.9% and the effective interest rate of the Revised Duggan September Note was 11.3%.

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

As of June 30, 2025 and December 31, 2024, the Company had no debt. During the three and six months ended June 30, 2025, the Company incurred no interest expense. During the three and six months ended June 30, 2024, the Company incurred interest expense of $3,102 and $6,223, respectively, related to the Revised Duggan September Note.

10. Stockholders' Equity

Preferred Stock

As of June 30, 2025 and December 31, 2024, the Company had 20,000,000 shares of preferred stock, par value $0.01, authorized and no shares issued and outstanding.

Common Stock

As of June 30, 2025 and December 31, 2024, the Company had authorized 1,000,000,000 shares of Common Stock.

June 2024 Private Investment in Public Equity (PIPE)

On June 3, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with 667, L.P. and Baker Brothers Life Sciences, L.P., affiliates of Baker Bros. Advisors, L.P. (the “Investors”), whereby the Company sold 22,222,222 shares of Common Stock, at a purchase price of $9.00 per share, for an aggregate purchase price of approximately $200,000 in a private placement.

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

As of June 30, 2025, the Company sold 1,807,093 shares of common stock under the ATM Agreement at a weighted-average price of $24.47 per share, for gross proceeds of $44,223. The Company received net proceeds of $43,033, which was net of commissions and other offering costs of approximately $1,190. The remaining availability under the ATM Agreement as of June 30, 2025 was approximately $45,777. The Company plans to use the net proceeds from this offering for working capital and general corporate purposes.

Warrants

As of June 30, 2025 and December 31, 2024, the Company had outstanding and exercisable warrants of nil and 4,629,988, respectively. The outstanding warrants as of December 31, 2024 had a weighted average exercise price of $1.58. During the three and six months ended June 30, 2025, warrants of 1,048,834 and 4,629,988 respectively with a weighted average exercise price of $1.58 were exercised.

11. Stock-Based Compensation

The Company currently grants stock options to employees and directors under the 2020 Stock Incentive Plan (the “2020 Plan”) and formerly, the Company granted stock options under the 2016 Long Term Incentive Plan. The 2020 Plan is administered by the Compensation Committee of the Company's Board of Directors. The 2020 Plan is intended to attract and retain employees and directors and provide an incentive for these individuals to assist the Company to achieve long-range performance goals and to enable these individuals to participate in the long-term growth of the Company.

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2025.

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at December 31, 2024 *	108,136,310	$2.34	8.6
Granted *	7,575,921	19.06
Forfeited	(631,050)	9.40
Exercised	(474,952)	3.73
Outstanding at June 30, 2025	114,606,229	3.40	8.2
Vested and expected to vest as of June 30, 2025	107,743,839	$3.36	8.2
Exercisable at June 30, 2025	46,882,326	$2.36	7.8

* The stock option activity in the table above includes performance-based options outstanding as of December 31, 2024 of
48,220,320 of which 39,013,976 options were unvested and converted to time-based vesting. During the three months ended March 31, 2025, the company granted 5,475,000 performance-based options which were modified to time-based vesting during the three months ended June 30, 2025.

During the second quarter of 2025, the Compensation Committee of the Board of Directors approved a modification to the Company's outstanding unvested performance-based stock option awards for certain employees and executives that will require only the service-based vesting requirements to continue to be satisfied in order to become fully vested, subject to employee consent. The Company accounted for this change as a Type III modification (improbable-to-probable) in accordance with the requirements of Accounting Standards Codification Topic 718. As a result, 44,488,976 options were valued on the modification date. The Company will recognize the newly assessed measurement date fair value of the awards as compensation expense over the remaining vesting period. During the three months ended June 30, 2025, the Company recognized expense of $466,641 associated with the modification. As of June 30, 2025, the unrecognized compensation cost associated with the modification was $454,609 and is expected to be expensed over a weighted-average recognition period of approximately 2.0 years.

The total stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$128,577	$3,513	$132,636	$5,927
General and administrative	350,207	7,575	357,244	14,668
Total stock-based compensation expense	$478,784	$11,088	$489,880	$20,595

The following summarizes stock-based compensation expense associated with each of the Company’s stock-based compensation arrangements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Time-based stock options	$478,553	$9,696	$489,416	$17,811
Performance-based stock options	—	1,301	—	2,622
Employee stock purchase plan	231	91	464	162
Total stock-based compensation expense	$478,784	$11,088	$489,880	$20,595

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
12. Related Party Transactions
Leases

July 25, 2022 First Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 25, 2022 the Company entered into a first amendment, dated July 19, 2022, to its existing sublease agreement with Maky Zanganeh and Associates, Inc. (“MZA”), an entity owned by Maky Zanganeh, consisting of 4,500 square feet of office space at 2882 Sand Hill Road, Menlo Park, California. The existing sublease term, which was set to expire on September 30, 2022, was extended for a period of thirty-nine months from October 1, 2022 through December 31, 2025. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. The agreement was further amended to include additional space, as noted below under the August 2, 2024 Third Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc. During the three and six months ended June 30, 2025, payments of $207 and $414, respectively, were made pursuant to the first and third amendments to the Sublease Agreement. During the three and six months ended June 30, 2024, payments of $195 and $390, respectively, were made pursuant to the first amendment to the Sublease Agreement.

July 29, 2022 Second Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 29, 2022, the Company entered into a second amendment to its existing sublease agreement with MZA, described above. The second amendment was effective as of August 1, 2022 and expires on December 31, 2025. The second amendment includes an additional 1,277 square feet of office space at 2882 Sand Hill Road, Menlo Park, California. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the three and six months ended June 30, 2025, payments of $57 and $114, were made pursuant to the second amendment to the Sublease Agreement. During the three and six months ended June 30, 2024, payments of $55 and $110, were made pursuant to the second amendment to the Sublease Agreement.

April 1, 2024 Miami Sublease Agreements

On April 1, 2024, the Company entered into two sublease agreements of its Miami headquarters location, one with Genius 24C Inc. (“Genius”), an affiliate of the Company’s Co-CEO, Robert W. Duggan (the “Genius Sublease Agreement”) and one with Duggan Investments Research LLC (“Investments Research”), also an affiliate of the Company's Co-CEO, Robert W. Duggan (the “Investments Research Sublease Agreement”). Pursuant to the Genius Sublease Agreement, Genius sublet from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. Pursuant to the Investments Research Sublease Agreement, Investments Research sublet from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. For the three and six months ended June 30, 2025, the Company recognized sublease income of $46 and $94, respectively, which was recorded net of operating lease expenses. For the three and six months ended June 30, 2024, the Company recognized $48 of sublease income recorded net of operating lease expense and $48 recognized in other receivables on the unaudited condensed consolidated balance sheet as of June 30, 2024.

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

Akeso Agreements

Upon the closing of the License Agreement, the Board appointed Dr. Yu (Michelle) Xia to serve as a member of the Board pursuant to the terms of the License Agreement. Dr. Xia is the founder of Akeso, and has been the chairwoman, president and CEO of Akeso since its inception in 2012. Furthermore, in connection with the License Agreement, the Company also entered into a Supply Agreement with Akeso, pursuant to which Summit agreed to purchase a certain portion of drug substance for clinical and commercial supply (the “Supply Agreement”). Refer to Note 4 for details on the License Agreement and Second Amendment. In addition to the License and Second Amendment and supply agreements, the Company also entered into various clinical services agreements with Akeso. During the three and six months ended June 30, 2025, the Company paid $14,000 and $18,743 to Akeso. For the three and six months ended June 30, 2024, the Company paid $944 and $10,125 to Akeso. As of June 30, 2025 and December 31, 2024, the Company included in accrued expenses, related to Akeso, $3,366 and $3,956, respectively.

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

Professional Services

During the six months ended June 30, 2025, the Company engaged the law firm Wilson Sonsini Goodrich & Rosati P.C. (“WSGR”), where Mr. Kenneth A. Clark, a member of the Board, is a partner. Payments to be made by the Company to WSGR were approved by the Audit Committee in accordance with its Related Party Transaction Policy. For the three and six months ended June 30, 2025, the Company incurred expenses for legal services rendered by WSGR totaling approximately $0.4 million and $0.6 million, respectively.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
13. Commitments and Contingencies

Lease Commitments

During the three months ended June 30, 2025, the Company entered into a non-cancelable sub-sublease for 36,406 square feet of office space in Palo Alto, California. As of June 30, 2025, the Company had undiscounted operating lease commitments of $22,336 that have not yet commenced. The operating lease is expected to commence during the first quarter of 2026, with a lease term of 94 months.

Other Commitments

The Company enters into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. Most contracts provide for termination upon notice, and therefore are cancellable contracts. The majority of these commitments are due within one year. There have been no material changes to the Company’s other contractual commitments that were disclosed in the Company's Annual Report.

The Company has certain commitments under its agreements with Akeso. The License Agreement also contains certain manufacturing and purchase commitments. As of June 30, 2025, the Company is unable to estimate the amount, timing or likelihood of achieving the milestones, making future product sales or assessing estimated forecasts for manufacturing and supplied materials which these contingent payment obligations relate to.

Indemnifications

The Company's certificate of incorporation provides that it will indemnify the directors and officers to the fullest extent permitted by Delaware law. In addition, the Company has entered into indemnification agreements with all of the directors and executive officers. These indemnification agreements may require the Company, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of the Company’s directors or executive officers. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2025 and December 31, 2024.

Legal Proceedings

Litigation Relating to the December 2022 Notes Entered into in Connection with the License Agreement

On March 17, 2025, Rainaldi Revocable Trust, a purported stockholder of the Company, filed a derivative lawsuit in the Delaware Court of Chancery against certain of the Company’s current and former directors and the Company, solely as a nominal defendant, concerning the December 2022 Notes entered into by the Company, Mr. Duggan and Dr. Zanganeh in connection with the License Agreement. The suit asserts claims for breach of fiduciary duty and unjust enrichment and seeks, among other things, unspecified damages, rescission of the shares that Mr. Duggan and Dr. Zanganeh received as part of prepaid interest payments under the December 2022 Notes, as well as attorneys’ fees and costs. Defendants’ motion to dismiss the complaint was filed on May 16, 2025 (the “Motion to Dismiss”). Plaintiff filed a motion to certify certain constitutional questions to the Delaware Supreme Court on May 29, 2025 (the “Motion to Certify”). Defendants agreed to a stipulation staying briefing on the Motion to Certify and the Motion to Dismiss pending the Delaware Supreme Court’s decision in another case involving substantially the same constitutional questions. On June 18, 2025, the Court granted such stipulation. Defendants believe that Plaintiff’s allegations are without merit and plan to vigorously defend against its claims.

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

The Company’s current lead development candidate is ivonescimab, a novel, potential first-in-class bispecific antibody intending to combine the effects of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF compound into a single molecule. On December 5, 2022, the Company entered into the License Agreement with Akeso pursuant to which the Company has in-licensed intellectual property rights related to ivonescimab. Through the License Agreement, the Company obtained the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan. The License Agreement and transaction closed in January 2023 following customary waiting periods. On June 3, 2024, the Company entered into the Second Amendment with Akeso to expand its territories covered under the License Agreement to also include Latin America, including Mexico and all countries in Central America and South America, the Middle East and Africa. The Company’s operations are focused on the development of ivonescimab and other future activities, as the Company determines.

The Company has begun its development for ivonescimab in non-small cell lung cancer (“NSCLC”), specifically conducting Phase III clinical trials in the following proposed indications:

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

In October 2024, the Company completed enrollment in its HARMONi clinical trial. In May 2025, we announced topline results from our multiregional, double-blinded, placebo-controlled, Phase III study HARMONi. At the prespecified primary data analysis, ivonescimab in combination with chemotherapy demonstrated a statistically significant and clinically meaningful improvement in progression-free survival (PFS), with a hazard ratio of 0.52 (95% CI: 0.41 – 0.66; p<0.00001). PFS was measured by blinded independent central radiology review committee (BICR) compared to placebo in combination with chemotherapy.

A clinically meaningful hazard ratio was observed in both Asia and ex-Asia sub-populations. The primary analysis demonstrated the consistency of the magnitude of the PFS benefit between patients randomized in Asia and ex-Asia, as well as the consistency in a single-region study (HARMONi-A) with this multiregional study. Ivonescimab in combination with chemotherapy showed a positive trend in overall survival (OS) in the primary analysis without achieving a statistically significant benefit with a hazard ratio of 0.79 (95% CI: 0.62 – 1.01; p=0.057). This trend provides further support for its use in 2L+ EGFRm NSCLC, a setting where high unmet need continues to exist with limited approved options in the United States and other western territories. Currently there are no current FDA-approved regimens that have demonstrated a statistically significant overall survival benefit in this patient setting. Both Asian and North American patients demonstrated a positive trend in overall survival. The results of the primary analysis in this multiregional study were consistent with that of the single-region HARMONi-A study, which demonstrated an overall survival hazard ratio of 0.80 at 52% data maturity in a similar patient population.

The safety profile of ivonescimab in combination with chemotherapy was acceptable and manageable in the context of the observed clinical benefit. Based on the results of the HARMONi clinical trial, Summit, at present time, intends to file a Biologics License Application (BLA) in order to seek approval for ivonescimab plus chemotherapy in this setting. Based on discussions with the United States Food & Drug Administration (FDA), under our determination and subject to our review, Summit will consider the timing of the filing of this BLA.

A more complete data presentation from HARMONi is intended to be shared at a future major medical conference.

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

Ivonescimab is currently being developed by both Akeso and the Company in multiple Phase III clinical trials. There are also multiple early-phase trials being conducted in multiple solid tumors. Ivonescimab has been dosed in more than 2,800 patients globally.

Akeso-Sponsored Ivonescimab Trials

Akeso is currently developing ivonescimab in NSCLC and other solid tumor settings. Ivonescimab is currently approved in China in combination with chemotherapy for patients with EGFR-mutated NSCLC whose tumors have progressed following an EGFR-TKI based on the results of the HARMONi-A clinical trial that was first announced and presented in 2024. In addition, a supplemental application was submitted in China by Akeso for ivonescimab as monotherapy based on the results of the HARMONi-2 study in first-line, PD-L1 positive NSCLC, and was approved by the National Medical Products Administration (“NMPA”) in April 2025 for this indication as well. Also in April 2025, Akeso announced positive results for the HARMONi-6 study in first-line squamous NSCLC. Further details related to these three trials, in addition to other Phase II clinical data presented during 2024, are described further below. Akeso is currently conducting Phase III clinical trials in combination with chemotherapy in first-line biliary tract cancer (“HARMONi-GI1”), in first-line advanced PD-L1 low or negative triple-negative breast cancer (“HARMONi-BC1”), in first-line advanced microsatellite stable colorectal cancer (“HARMONi-GI3”) and in NSCLC for patients whose tumors have progressed following PD-(L)1 inhibitor based therapy (“HARMONi-8A”), as well as in combination with ligufalimab, a proprietary Akeso-owned investigational CD-47 monoclonal antibody, in first-line recurrent / metastatic PD-L1 positive head-and-neck cancer (“HARMONi-HN1”) and in combination with ligufalimab plus chemotherapy in first-line advanced pancreatic cancer (“HARMONi-GI2”).

HARMONi-A

Based on data published by Akeso at the American Society of Clinical Oncology (“ASCO 2024”) and in a publication in the Journal of the American Medical Association (JAMA) in the HARMONi-A study, in a single-region (China), randomized, double-blinded Phase III study in patients with NSCLC who have progressed following an EGFR-TKI, ivonescimab achieved its primary endpoint of PFS when combined with doublet chemotherapy (pemetrexed and carboplatin). Patients experienced a 54% reduction in disease progression or death as compared to placebo plus doublet-chemotherapy (HR: 0.46, 95% CI: 0.34 - 0.62; p<0.001). In a pre-specified subgroup analysis of patients who received a previous third-generation TKI, a hazard ratio of 0.48 was observed. A median Overall Survival (“mOS”) in this study of 17.1 months was observed, reflecting a 20% reduction in death as compared to placebo plus chemotherapy in the study (HR: 0.80, 95% CI: 0.59 - 1.08). The Phase III study was considered to have demonstrated a tolerable safety profile and a low discontinuation rate for adverse events.

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

On April 25, 2025, Akeso announced that ivonescimab was approved in China by the NMPA, the Chinese Health Authority, for a second indication based on the results of the HARMONi-2 trial. As a part of the review of the supplemental marketing application submitted by Akeso seeking a label expansion of ivonescimab in China, the NMPA requested that Akeso perform an interim analysis of OS. Akeso announced that the results of this interim overall survival analysis included a clinically meaningful hazard ratio of 0.777. The analysis was conducted at 39% data maturity, with a nominal alpha level of 0.0001.

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

In May 2025, we announced topline results from our multiregional, double-blinded, placebo-controlled, Phase III study HARMONi. At the prespecified primary data analysis, ivonescimab in combination with chemotherapy demonstrated a statistically significant and clinically meaningful improvement in progression-free survival (PFS), with a hazard ratio of 0.52 (95% CI: 0.41 – 0.66; p<0.00001). PFS was measured by blinded independent central radiology review committee (BICR) compared to placebo in combination with chemotherapy.

A clinically meaningful hazard ratio was observed in both Asia and ex-Asia sub-populations. The primary analysis demonstrated the consistency of the magnitude of the PFS benefit between patients randomized in Asia and ex-Asia, as well as the consistency in a single-region study (HARMONi-A) with this multiregional study. Ivonescimab in combination with chemotherapy showed a positive trend in overall survival (OS) in the primary analysis without achieving a statistically significant benefit with a hazard ratio of 0.79 (95% CI: 0.62 – 1.01; p=0.057). This trend provides further support for its use in 2L+ EGFRm NSCLC, a setting where high unmet need continues to exist with limited approved options in the United States and other western territories. Currently there are no current FDA-approved regimens that have demonstrated a statistically significant overall survival benefit in this patient setting. Both Asian and North American patients demonstrated a positive trend in overall survival. The results of the primary analysis in this multiregional study were consistent with that of the single-region HARMONi-A study, which demonstrated an overall survival hazard ratio of 0.80 at 52% data maturity in a similar patient population.

The safety profile of ivonescimab in combination with chemotherapy was acceptable and manageable in the context of the observed clinical benefit. Based on the results of the HARMONi clinical trial, Summit, at present time, intends to file a Biologics License Application (BLA) in order to seek approval for ivonescimab plus chemotherapy in this setting. Based on discussions with the United States Food & Drug Administration (FDA), under our determination and subject to our review, Summit will consider the timing of the filing of this BLA.

A more complete data presentation from HARMONi is intended to be shared at a future major medical conference.

HARMONi-3 study (NCT05899608) is a Phase III, multi-regional, potentially registration-enabling clinical trial for which we initiated activating sites in North America and China during the fourth quarter of 2023 and later in Europe in 2024. The two primary endpoints for this study are PFS and OS, and the study compares ivonescimab plus platinum-based doublet chemotherapy versus pembrolizumab plus platinum-based doublet chemotherapy in first-line patients with metastatic squamous NSCLC and non-squamous NSCLC. Enrollment is ongoing in all regions for patients with squamous tumors; the protocol amendment is effective and enrollment has begun in United States in the fourth quarter of 2024 for patients with non-squamous tumors. The Company plans to enroll an estimated 1,080 patients.

Based on the results of HARMONi-2, the Company is enrolling in the HARMONi-7 study (NCT06767514). HARMONi-7 is a multi-regional, potentially registration-enabling Phase III clinical trial that will compare ivonescimab monotherapy to pembrolizumab monotherapy in patients with metastatic squamous and non-squamous NSCLC whose tumors have high PD-L1 expression. The sample size for this study is currently planned to have an estimated 780 patients with two primary endpoints, PFS and OS.

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

Results of Operations

Amounts reported in millions within this Quarterly Report on Form 10-Q are computed based on the amounts in thousands, and therefore, the sum of components may not equal the total amount reported in millions due to rounding.

The following table sets forth our results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	$ Change	2025	2024	$ Change
Operating expenses:
Research and development	$208.0	$30.8	$177.2	$259.3	$61.7	$197.6
Acquired in-process research and development	—	15.0	(15.0)	—	15.0	(15.0)
General and administrative	360.4	13.8	346.6	376.0	25.3	350.7
Total operating expenses	568.4	59.6	508.8	635.3	102.0	533.3
Other income, net	2.7	2.3	0.4	6.7	4.3	2.4
Interest expense	—	(3.1)	3.1	—	(6.2)	6.2
Net loss	$(565.7)	$(60.4)	$(505.3)	$(628.6)	$(103.9)	$524.7
Operating Expenses

Research and Development expenses

The table below summarizes our research and development expenses by category for the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	$ Change	2025	2024	$ Change
Oncology	$67.8	$20.0	$47.8	$104.2	$41.9	$62.3
Acquired in-process research and development	—	15.0	(15.0)	—	15.0	(15.0)
Compensation related costs, excluding stock-based compensation	11.6	7.3	4.3	22.4	13.9	8.5
Stock-based compensation	128.6	3.5	125.1	132.7	5.9	126.8
Total	$208.0	$45.8	$162.2	$259.3	$76.7	$182.6

The entry into the License Agreement represents a significant change in our strategy from anti-infectives to the therapeutic area of oncology. We invested our resources in the clinical development of ivonescimab in the periods presented.

Oncology clinical trial related costs represent our investment in the clinical development of ivonescimab, known as SMT112 in the Licensed Territory.

Research and development expenses increased by $162.2 million and $182.6 million during the three and six months ended June 30, 2025, compared to the same periods in the prior year. This increase was primarily due to the increase in stock-based compensation expense of approximately $123.7 million as a result of the modification of our outstanding unvested performance-based stock option awards issued under our 2020 Stock Incentive Plan which removed the performance-based vesting criteria from these awards. Following this modification, the option awards are subject only to time-based vesting conditions. In addition, our continued investment in oncology expenses for ivonescimab, known as SMT112 in our Licensed Territory, resulting in an increase of $47.8 million and $62.3 million for the three and six months ended June 30, 2025, respectively, and an increase in compensation related costs of $4.3 million and $8.5 million, respectively, for the three and six months ended June 30, 2025 to support the clinical development of ivonescimab as we continue to hire additional clinical resources in the oncology field. We expect oncology-related research and development costs to continue to increase as we progress with the development of ivonescimab.

In June 2024, we entered into a second amendment (the “Second Amendment”) to the License Agreement with Akeso to expand our licensed territories to include Latin America, Middle East and Africa regions. Considered an extension of the original License Agreement, we agreed to make an upfront payment to Akeso in the amount of $15.0 million for these expanded territories which we paid in the third quarter of 2024. This was recorded in our unaudited condensed consolidated statement of operations and comprehensive loss as acquired in process research and development expenses for the three and six months ended June 30, 2024, respectively.

General and Administrative Expenses

The table below summarizes our general and administrative expenses by category for the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	$ Change	2025	2024	$ Change
Compensation related costs, excluding stock-based compensation	$5.2	$3.5	$1.7	$10.2	$6.0	$4.2
Stock-based compensation	350.2	7.6	342.6	357.2	14.7	342.5
Legal fees and professional services	3.2	2.2	1.0	6.0	3.1	2.9
Other general and administrative expenses	1.8	0.5	1.3	2.6	1.5	1.1
Total	$360.4	$13.8	$346.6	$376.0	$25.3	$350.7

General and administrative expenses increased by $346.6 million and $350.7 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. The increase was primarily due to the increase in stock-based compensation expense of approximately $342.9 million as a result of the modification of our outstanding unvested performance-based stock option awards issued under our 2020 Stock Incentive Plan which removed the performance-based vesting criteria from these awards. Following this modification, the option awards are subject only to time-based vesting conditions. In addition, compensation related costs, excluding stock-based compensation, increased by $1.7 million and $4.2 million for the three and six months ended June 30, 2025, respectively compared to the same periods in the prior year as the Company is focused on building its executive management team, and legal fees and professional services increased by $1.0 million and $2.9 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year to continue supporting the development of ivonescimab. We expect general and administrative expenses to continue to increase as we scale our infrastructure and management to support development of ivonescimab.

Other Income, net

The table below summarizes our other income by category for the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	$ Change	2025	2024	$ Change
Foreign currency losses	$(0.2)	$(0.2)	$—	$(0.1)	$(0.1)	$—
Investment income	3.0	2.6	0.4	6.8	4.4	2.4
Other expense	(0.1)	(0.1)	—	—	—	—
Other income, net	$2.7	$2.3	$0.4	$6.7	$4.3	$2.4

Other income increased by $0.4 million and $2.4 million in the three and six months ended June 30, 2025, respectively, compared to the same period in the prior year, primarily due to an increase of $0.4 million and $2.4 million in interest income due to the higher short-term investments balance in the three and six months ended June 30, 2025, respectively.

Interest Expense

Interest expense decreased for the three and six months ended June 30, 2025 compared to the same period in the prior year, primarily due to the repayment in full of the promissory note in October 2024.

Liquidity, Capital Resources and Going Concern

During the three and six months ended June 30, 2025, we incurred a net loss of $565.7 million and $628.6 million and cash flows used in operating activities for the six months ended June 30, 2025 was $127.9 million. As of June 30, 2025, we had an accumulated deficit of $1,843.2 million, and cash and cash equivalents of $297.9 million. We expect to continue to generate operating losses for the foreseeable future.

Going Concern

Our cash and cash equivalents are not sufficient to fund our planned operations for a period of at least one year from the date these unaudited condensed consolidated financial statements are issued.

Until we can generate substantial revenue and achieve profitability, we will need to raise additional capital to fund our ongoing operations and capital needs. We continue to evaluate options to further finance our operating cash needs for our product candidates through a combination of some, or all, of the following: equity and debt offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations, and marketing, distribution or licensing arrangements. There is no assurance, however, that additional financing will be available when needed or that we will be able to obtain financing on terms acceptable to us. If we are unable to obtain funding when required in the future, we could be required to delay or reduce research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect our business prospects. These conditions raise substantial doubt about our ability to continue as a going concern.

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

From time to time, we may raise additional equity or debt capital through both registered offerings off of a shelf registration, including ATM offerings, and private offerings of securities. On February 20, 2024, we filed a shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on February 27, 2024. Through our shelf registration statement we may, from time to time, sell up to an aggregate of $450 million of our common stock, preferred stock, debt securities, depository shares, warrants, subscription rights, purchase contracts, or units. Of the $450 million of liquidity available to us under this shelf registration statement, on May 13, 2024, we had established an ATM offering program with J.P. Morgan Securities LLC, as sales agent, in the amount of up to $90.0 million, of which $45.8 million remains available for sale as of June 30, 2025.

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

We will need to seek additional funding in the future to fund operations. Additional capital, when needed, may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions. If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. As of the date of this Quarterly Report on Form 10-Q, additional capital has not been secured.

If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could materially adversely affect our business, operating results and financial condition and our ability to continue operations.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash used in operating activities	$(127.9)	$(63.1)
Net cash provided by (used in) investing activities	$310.9	$(180.2)
Net cash provided by financing activities	$9.9	$200.7

Operating Activities
Net cash used in operating activities for the six months ended June 30, 2025 was $127.9 million and primarily consisted of a net loss of $628.6 million and a $15.2 million net change in working capital, partially offset by non-cash charges of $485.5 million. The non-cash charges primarily consisted of $489.9 million of stock-based compensation driven by the modification to outstanding performance-based stock option awards which removed the performance-based vesting criteria, partially offset by $4.0 million relating to amortization of the discount on short-term investments in U.S. Treasury securities. The net change in working capital was primarily due to a $18.3 million increase in accounts payable and a $6.5 million increase in accrued liabilities, partially offset by a $5.4 million decrease in accrued compensation and a $3.7 million increase in other assets.
Net cash used in operating activities for the six months ended June 30, 2024 was $63.1 million and was due to a net loss of $103.9 million, which included non-cash charges of $33.5 million and a net change in working capital of $7.2 million. The non-cash charges primarily consisted of $20.6 million of stock-based compensation, $15.0 million in accrued acquired in-process research and development for the upfront payment to Akeso for the Second Amendment signed in June 2024 with expected payment in the third quarter of 2024, partially offset by $2.0 million for amortization of the discount on short-term investments. The net change in working capital was primarily due to an increase of $3.7 million in accrued liabilities, which represents the interest on the current promissory notes payable, an increase of $0.7 million in accounts payable, a decrease of $2.4 million in other assets, and a decrease of $1.0 million in prepaid expenses and other current assets, partially offset by a decrease of $0.6 million in accrued compensation.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2025 was $310.9 million and was primarily due to $311.3 million received from maturities of short-term investments in U.S. Treasury securities.
Net cash used in investing activities for the six months ended June 30, 2024 was $180.2 million and was primarily due to $182.9 million received from the maturity, redemption and sale of short term investments in U.S. Treasury securities, offset by $363.0 million related to the purchase of short-term investments.
Financing Activities
Net cash provided by financing activities was $9.9 million for the six months ended June 30, 2025, and was due to $7.3 million of proceeds received related to the exercise of warrants and $2.6 million of proceeds received related to employee stock awards and purchase plans.
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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to research and development expenses, stock-based compensation and income taxes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Critical Accounting Policies and Significant Judgments and Estimates in our Annual Report. There have been no material changes to our critical accounting policies and estimates that were disclosed in our Annual Report.

Except as set forth in Note 13, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes from the contractual obligations and commitments as of December 31, 2024 previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 24, 2025.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Credit Risk

We consider all of our material counterparties to be creditworthy. We consider the credit risk for each of our counterparties to be low and do not have a significant concentration of credit risk at any of our counterparties. We have $1.4 million of research and development tax credits outstanding at June 30, 2025. Given that these receivables relate to the United Kingdom research and development tax credit cash rebate regimes and given our history of collection, it is highly unlikely that these amounts will not be collected.

Item 4. Controls and Procedures.

We have performed out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and the participation of the Company’s management, including our Co-Chief Executive Officers (our Principal Executive Officers) and our Chief Operating Officer and Chief Financial Officer (our Principal Financial Officer). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of June 30, 2025, our Co-Chief Executive Officer and Chairman of the Board and our Co-Chief Executive Officer, President and Director (our Principal Executive Officers), and our Chief Operating Officer, Chief Financial Officer and Director (our Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the December 2022 Notes, the Company obtained $520 million in bridge financing through three unsecured promissory notes: (1) a $400 million note issued to Mr. Duggan due on February 15, 2023; (2) a $20 million note issued to Dr. Zanganeh due on February 15, 2023; and (3) a $100 million note issued to Mr. Duggan due on September 15, 2023 (the “$100 Million Note”). The notes had an interest rate of 7.5% through February 15, 2023, with prepaid interest through that date paid in shares valued at $0.7913 per share. For periods after February 15, 2023, interest would accrue at the U.S. prime interest rate plus 50 basis points for three months, and thereafter at the U.S. prime rate plus 300 basis points. The notes contained no warrant coverage and no security interests. The Company announced the 2023 Rights Offering on December 6, 2022, which ran from February 7 through March 1, 2023. The 2023 Rights Offering was fully subscribed, with stockholders purchasing 476,190,471 shares of the Company’s common stock at $1.05 per share, raising $500 million in gross proceeds. Mr. Duggan and Dr. Zanganeh fully subscribed to their basic subscription rights, with Mr. Duggan participating by purchasing 376,489,880 shares for approximately $395.31 million. Following the Company’s fully subscribed $500 million 2023 Rights Offering, Dr. Zanganeh’s $20 million note was repaid on February 15, 2023, and Mr. Duggan's $400 million note was repaid. In the interest of minimizing stockholders dilution, the $100 Million Note was extended, and eventually the $75.5 million repayment was funded through the proceeds of the September 2024 Private Placement in which Mr. Duggan purchased 3,325,991 shares for an aggregate purchase price of $75.5 million as a participant in the September 2024 Private Placement at a purchase price of $22.70 per share, and the remaining $24.5 million was repaid in full on October 1, 2024, along with $7.3 million in accrued interest. Defendants’ motion to dismiss the complaint was filed on May 16, 2025 (the “Motion to Dismiss”). Plaintiff filed a motion to certify certain constitutional questions to the Delaware Supreme Court on May 29, 2025 (the “Motion to Certify”). Defendants agreed to a stipulation staying briefing on the Motion to Certify and the Motion to Dismiss pending the Delaware Supreme Court’s decision in another case involving substantially the same constitutional questions. On June 18, 2025, the Court granted such stipulation.

European Patent Opposition

On June 18, 2025, an unknown third party filed a notice of opposition against the Company’s in-licensed EP3882275B1 patent (the “275 patent”) in the European Opposition Division of the European Patent Office (“EPO”). The 275 patent covers Ivonescimab. The notice primarily asserts that the 275 patent lacks inventive step. The Company contests these assertions and intends to work with its collaboration partner, Akeso, to timely file a response before the European Opposition Division of the EPO.

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

We do not currently have sufficient working capital to fund our planned operations for the next twelve months. There is uncertainty regarding our ability to raise additional capital and as such, there is substantial doubt regarding our ability to continue as a going concern.

Our unaudited financial statements have been prepared under the assumption that we would continue as a going concern. However, we have concluded that there is substantial doubt about our ability to continue as a going concern, because without additional sources of funding, our cash and cash equivalents at June 30, 2025 is not sufficient for us to fund our working capital needs for the next twelve months after the date that the unaudited financial statements included in this Quarterly Report on Form 10-Q are issued. Management’s plans concerning these matters, including raising additional capital, are described in Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources – Sources of Liquidity of our unaudited financial statements included within this Quarterly Report on Form 10-Q. We continue to evaluate options to further finance our operating cash needs for our product candidates through a combination of some, or all, of the following: equity and debt offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations, and marketing, distribution or licensing arrangements. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. If we are unable to raise capital in the near term or on attractive terms, we could be forced to delay or reduce our research and development programs or any future commercialization efforts, or even curtail or cease operations.

There have been no material changes to the risk factors disclosed in Item 1A of our Annual Report other than disclosed above.

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

3.4	Amendment No. 2 to Restated Certificate of Incorporation, dated January 19, 2023 (incorporated by reference to Exhibit 5.1 of Form 8-K filed by the Company on January 20, 2023, File No. 001-36866)
10.1*†	Sub-Sublease Agreement, dated June 2, 2025, by and between Summit Therapeutics Inc. and Ascendis Pharma, Inc.
31.1*	Certification of Chairman and Chief Executive Officer, Robert W. Duggan, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
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

Date: August 11, 2025	SUMMIT THERAPEUTICS INC.

	By:	/s/ Manmeet S. Soni
	Name:	Manmeet S. Soni
	Title	Chief Operating Officer, Chief Financial Officer and Director
(Principal Financial Officer)