Form 10-Q
period 2025-09-30
Summit Therapeutics Inc.
filed 2025-10-20
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 14, 2025, there were 744,442,538 shares of common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Summit Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$238,554	$104,862
Restricted cash	321	325
Short-term investments	—	307,487
Prepaid expenses and other current assets	7,591	11,076
Total current assets	246,466	423,750

Non-current assets:
Property and equipment, net	810	254
Operating lease right-of-use assets	5,420	7,144
Goodwill	1,999	1,864
Other assets	7,034	2,548
Total assets	$261,729	$435,560

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$22,245	$4,636
Accrued liabilities	27,042	19,554
Accrued compensation	10,965	11,977
Operating lease liabilities, current portion	2,720	3,765
Other current liabilities	1,956	1,797
Total current liabilities	64,928	41,729

Non-current liabilities:
Operating lease liabilities, net of current portion	2,708	3,453
Other non-current liabilities	1,830	1,630
Total liabilities	69,466	46,812

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value: 1,000,000,000 shares authorized; 744,442,533 and 737,626,004 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	7,444	7,376
Additional paid-in capital	2,262,515	1,598,230
Accumulated other comprehensive loss	(2,709)	(2,285)
Accumulated deficit	(2,074,987)	(1,214,573)
Total stockholders' equity	192,263	388,748
Total liabilities and stockholders' equity	$261,729	$435,560

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$131,096	$37,724	$390,382	$99,395
Acquired in-process research and development	—	—	—	15,007
General and administrative	103,115	20,654	479,117	45,982
Total operating expenses	234,211	58,378	869,499	160,384
Other income, net	2,418	4,578	9,085	8,949
Interest expense	—	(2,454)	—	(8,677)
Net loss	$(231,793)	$(56,254)	$(860,414)	$(160,112)

Net loss per share:
Basic and diluted	$(0.31)	$(0.08)	$(1.16)	$(0.22)
Weighted average common shares outstanding:
Basic and diluted	743,415,917	726,656,045	741,388,536	712,168,381
Other comprehensive gain (loss):
Foreign currency translation adjustments	43	(155)	(291)	(175)
Reclassification of unrealized loss on short-term investments to other expense, net	—	—	—	3
Unrealized gain (loss) on short-term investments	—	346	(133)	312
Comprehensive loss	$(231,750)	$(56,063)	$(860,838)	$(159,972)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	737,626,004	$7,376	$1,598,230	$(2,285)	$(1,214,573)	$388,748
Issuance of common stock under stock purchase plans and exercise of stock options and warrants	3,983,386	40	7,637	—	—	7,677
Stock-based compensation	—	—	11,096	—	—	11,096
Net other comprehensive loss	—	—	—	(278)	—	(278)
Net loss	—	—	—	—	(62,913)	(62,913)
Balance at March 31, 2025	741,609,390	$7,416	$1,616,963	$(2,563)	$(1,277,486)	$344,330
Issuance of common stock upon exercise of stock options and warrants	1,197,282	12	2,210	—	—	2,222
Stock-based compensation	—	—	478,784	—	—	478,784
Net other comprehensive loss	—	—	—	(189)	—	(189)
Net loss	—	—	—	—	(565,708)	(565,708)
Balance at June 30, 2025	742,806,672	$7,428	$2,097,957	$(2,752)	$(1,843,194)	$259,439
Issuance of common stock under stock purchase plans and exercise of stock options	313,068	3	2,046	—	—	2,049
Proceeds from at-the-market offering, net of commissions and fees of $794	1,322,793	13	31,751	—	—	31,764
Stock-based compensation	—	—	130,761	—	—	130,761
Net other comprehensive gain	—	—	—	43	—	43
Net loss	—	—	—	—	(231,793)	(231,793)
Balance at September 30, 2025	744,442,533	$7,444	$2,262,515	$(2,709)	$(2,074,987)	$192,263

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	701,660,053	$7,017	$1,066,381	$(2,448)	$(993,258)	$77,692
Issuance of common stock under stock purchase plans and exercise of stock options	314,543	3	482	—	—	485
Stock-based compensation	—	—	9,507	—	—	9,507
Net other comprehensive loss	—	—	—	(1)		(1)
Net loss	—	—	—	—	(43,473)	(43,473)
Balance at March 31, 2024	701,974,596	$7,020	$1,076,370	$(2,449)	$(1,036,731)	$44,210
Private placement of common stock	22,222,222	222	199,778	—	—	200,000
Issuance of common stock upon exercise of stock options and warrants	123,383	1	211	—	—	212
Stock-based compensation	—	—	11,088	—	—	11,088
Net other comprehensive loss	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(60,385)	(60,385)
Balance at June 30, 2024	724,320,201	$7,243	$1,287,447	$(2,499)	$(1,097,116)	$195,075
Private placement of common stock, net of offering costs of $140	10,352,418	104	234,756	—	—	234,860
Issuance of common stock under stock purchase plans and exercise of stock options and warrants	615,253	6	1,638	—	—	1,644
Proceeds from at-the-market offering, net of commissions and fees of $1,190	1,807,093	18	43,015	—	—	43,033
Stock-based compensation	—	—	19,371	—	—	19,371
Net other comprehensive gain	—	—	—	191	—	191
Net loss	—	—	—	—	(56,254)	(56,254)
Balance at September 30, 2024	737,094,965	$7,371	$1,586,227	$(2,308)	$(1,153,370)	$437,920

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(860,414)	$(160,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on short-term investments	(3,989)	(4,926)
Unrealized foreign exchange (gain) loss	(414)	400
Depreciation	104	67
Stock-based compensation	620,641	39,966
Acquired in-process research and development expense	—	15,007
Change in operating assets and liabilities:
Prepaid expenses and other current assets	3,658	959
Accounts payable	17,448	486
Accrued liabilities	7,397	9,600
Other current liabilities	134	294
Other non-current liabilities	82	70
Other long-term assets	(4,528)	2,456
Accrued compensation	(1,047)	2,515
Operating lease right-of-use assets and lease liabilities, net	(64)	(215)
Net cash used in operating activities	(220,992)	(93,433)

Cash flows from investing activities:
Purchases of property and equipment	(493)	(125)
Purchase of short-term investments	—	(530,544)
Maturities and sales of short-term investments	311,340	256,853
Payments to Akeso for upfront milestone payments and associated direct transaction costs	—	(15,007)
Net cash provided by (used in) investing activities	310,847	(288,823)

Cash flows from financing activities:
Proceeds from the issuance of common stock via private placements, net of offering costs	—	434,961
Proceeds from the issuance of common stock under at-the-market offering, net of commissions and offering costs	31,764	43,037
Proceeds received related to the exercise of warrants	7,315	101
Repayment of related party promissory notes	—	(75,500)
Proceeds received related to employee stock awards and purchase plans	4,633	2,240
Net cash provided by financing activities	43,712	404,839
Effect of exchange rate changes on cash	121	90
Increase in cash, cash equivalents and restricted cash	133,688	22,673
Cash, cash equivalents and restricted cash at beginning of period	105,187	71,425
Cash, cash equivalents and restricted cash at end of period	$238,875	$94,098

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$238,554	$93,775
Restricted cash	321	323
Cash, cash equivalents, and restricted cash	$238,875	$94,098

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest on related party promissory notes	$—	$1,501
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Offering costs included in accounts payable and accrued expenses	$85	$105
Leased assets obtained in exchange for operating lease liabilities	$815	$4,216
Unpaid amounts related to purchase of property, plant and equipment	$164	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of September 30, 2025 and for the three and nine months ended September 30, 2025 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2024 has been derived from the consolidated audited financial statements as of that date. The results of the period are not necessarily indicative of full year results or any other interim period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report. The financial results of the Company’s activities are reported in United States Dollars.

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

Liquidity and Capital Resources

During the three and nine months ended September 30, 2025, the Company incurred a net loss of $231,793 and $860,414, respectively, and cash used in operating activities for the nine months ended September 30, 2025 was $220,992. As of September 30, 2025, the Company had an accumulated deficit of $2,074,987 and cash and cash equivalents of $238,554. The Company expects to continue to generate operating losses for the foreseeable future.

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

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies used in the preparation of these unaudited condensed consolidated financial statements for the nine months ended September 30, 2025 as compared with those discussed in Note 4 to the consolidated financial statements in the Company's Annual Report.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU” No. 2023-09, “Improvements to Income Tax Disclosures”, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company adopted ASU 2023-09 on January 1, 2025. The adoption of ASU-2023-09 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact of the OBBBA on the Company’s consolidated financial statements and related disclosures.

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
3. Segment Reporting

The Company’s chief operating decision makers (the “CODM function”), which are the Company’s Co-Chief Executive Officers, Mr. Duggan and Dr. Zanganeh, and Chief Operating Officer and Chief Financial Officer, Mr. Soni, utilize consolidated net loss that is reported on the unaudited condensed consolidated statement of operations and comprehensive loss to make decisions about allocating resources and assessing performance for the entire Company. The CODM function approves key operating and strategic decisions, including key decisions in clinical development and clinical operating activities, entering into significant contracts, such as revenue contracts and collaboration agreements and approves the Company’s consolidated operating budget. The CODM function views the Company's operations and manages its business on a consolidated basis and as a single reportable operating segment. The CODM function is regularly provided with the following significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Oncology clinical trial related costs	$75,236	$22,980	$179,423	$64,832
Acquired in-process research and development	—	—	—	15,007
Compensation related costs, excluding stock-based compensation	21,469	12,840	54,123	32,751
Stock-based compensation	130,761	19,371	620,641	39,966
Other expenses (1)	6,745	3,187	15,312	7,828
Total segment expenses	234,211	58,378	869,499	160,384
Other income, net	2,418	4,578	9,085	8,949
Interest expense	—	(2,454)	—	(8,677)
Net loss	$(231,793)	$(56,254)	$(860,414)	$(160,112)

(1) Other expenses include general and administrative expenses excluding compensation and stock-based compensation.

As of September 30, 2025 and December 31, 2024, substantially all of the Company’s long-lived assets are located in the United States.

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

In exchange for the rights obtained, the Company made an upfront payment of $500,000 to Akeso, of which $274,900 was paid in cash and, pursuant to the License Agreement and Issuance Agreement, Akeso elected to receive 10,000,000 shares of the Company’s common stock, par value $0.01 per share (“common stock”) in lieu of $25,100 in cash. The remaining $200,000 amount of the upfront payment was paid on March 6, 2023.

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

The Company has accounted for the License Agreement and Second Amendment to acquire the rights to develop and commercialize ivonescimab as the acquisition of an asset. All of the consideration relates to ivonescimab and technological feasibility of the asset has not yet been established since ivonescimab is in clinical development. As such, the Company has expensed the consideration as acquired in-process research and development upon closing of the transaction in the unaudited condensed consolidated statement of operations and comprehensive loss. Acquired in-process research and development expense for the three and nine months ended September 30, 2025 was nil. Acquired in-process research and development expense for the three and nine months ended September 30, 2024 was nil and $15,007, respectively, which is comprised of the upfront payment of $15,000 and immaterial transaction costs.

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
5. Other Income, net

The following table sets forth the components of other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign currency (loss) gain	$(362)	$241	$(484)	$205
Investment income(1)	2,780	4,337	9,622	8,744
Other expense	—	—	(53)	—
Other income, net	$2,418	$4,578	$9,085	$8,949

(1) Investment income relates to the Company’s money market funds and short-term investments in U.S. treasury securities. Refer to Note 7 for details.

6. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(231,793)	$(56,254)	$(860,414)	$(160,112)

Basic and diluted weighted average number of shares of common stock outstanding	743,415,917	726,656,045	741,388,536	712,168,381

Basic net loss per share	$(0.31)	$(0.08)	$(1.16)	$(0.22)
Diluted net loss per share	$(0.31)	$(0.08)	$(1.16)	$(0.22)

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

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	September 30,
	2025	2024
Options to purchase common stock	114,097,495	68,579,042
Warrants	—	4,945,669
Shares expected to be purchased under employee stock purchase plan	65,905	86,550
Total	114,163,400	73,611,261

Stock options that are outstanding and contain improbable vesting criteria are excluded from the presentation of common stock equivalents outstanding in the table above.

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

The following tables sets forth the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

		September 30, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Credit (Loss)	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$233,684	$—	$—	$—	$233,684
Total		$233,684	$—	$—	$—	$233,684

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

The tables above do not include cash at September 30, 2025 and December 31, 2024 of $4,870 and $16,263, respectively.

The Company believes that the carrying amounts of prepaid expenses, other current assets, accounts payable, and accrued expenses approximates their fair values due to the short-term nature of those instruments.

Realized gains on short-term investments for the three and nine months ended September 30, 2025 and 2024 were immaterial, respectively.

8. Research and Development Prepaid Expenses and Accrued Liabilities

Included within prepaid expenses and other current assets at September 30, 2025 and December 31, 2024 is $5,204 and $8,338, respectively, of prepayments relating to research and development expenditures. Included within accrued liabilities at September 30, 2025 and December 31, 2024 is $24,590 and $17,441, respectively, relating to research and development expenditures.
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

As of September 30, 2025 and December 31, 2024, the Company had no debt. During the three and nine months ended September 30, 2025, the Company incurred no interest expense. During the three and nine months ended September 30, 2024, the Company incurred interest expense of $2,455 and $8,677, respectively, related to the Revised Duggan September Note.

10. Stockholders' Equity

Preferred Stock

As of September 30, 2025 and December 31, 2024, the Company had 20,000,000 shares of preferred stock, par value $0.01, authorized and no shares issued and outstanding.

Common Stock

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
As of September 30, 2025 and December 31, 2024, the Company had authorized 1,000,000,000 shares of common stock.

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

September 2024 PIPE
On September 11, 2024, the Company entered into securities purchase agreements (the “September 2024 Purchase Agreements”) with multiple leading biotech institutional investors and individual accredited investors (the “September 2024 Private Placement”). In connection with the September 2024 Private Placement, the Company sold an aggregate of 10,352,418 shares of common stock, at purchase price of $22.70 per share (the closing price on September 11, 2024), for aggregate gross proceeds to the Company of approximately $235,000, with offering costs of $140.

All of the Company's Section 16 officers participated in the capital raise. A total of $79,000 was raised by the Company's Co-Chief Executive Officer (“CEO”), Chairman of the Board and majority stockholder, its Co-CEO and the President and member of the Company’s Board of Directors (the “Board”), its Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”), and member of the Board, its Chief Accounting Officer (“CAO”), and a member of the Board of Directors, who invested via a controlled entity. The remaining $156,000 was raised with multiple leading biotech institutional investors. Refer to Note 12 Related Party Transactions for further details regarding related parties' participation.

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

At-the-Market Offering (ATM Offering)

On May 13, 2024, the Company entered into an at-the-market (“ATM”) sales agreement (the “Original Distribution Agreement”) pursuant to which the Company may, subject to the terms and conditions set forth in the agreement offer and sell, from time to time, through or to the agents, acting as agents or principal, shares of common stock, having an aggregate offering price of up to $90,000. On August 11, 2025, the Company entered into an amendment to the Original Distribution Agreement (as amended, the “Distribution Agreement”), which among other things, increased the aggregate offering price of common stock that the Company may offer and sell from time to time through the sales agent under the Distribution Agreement by an additional $360,000.

As of September 30, 2025, the Company sold 3,129,886 shares of common stock under the Distribution Agreement at a weighted-average price of $24.53 per share, for gross proceeds of $76,781. The Company received net proceeds of $74,796, which was net of commissions and other offering costs of approximately $1,985. The remaining gross proceeds available under the Distribution Agreement as of September 30, 2025 was approximately $373,219. The Company plans to use the net proceeds from this offering for working capital and general corporate purposes.

Warrants

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
As of September 30, 2025 the Company had no outstanding warrants. As of December 31, 2024, the Company had outstanding and exercisable warrants of 4,629,988 with a weighted average exercise price of $1.58. During the nine months ended September 30, 2025, 4,629,988 warrants were exercised with a weighted average exercise price of $1.58. During the three months ended September 30, 2025, no warrants were exercised.

11. Stock-Based Compensation

The Company currently grants stock options to employees and directors under the 2020 Stock Incentive Plan (the “2020 Plan”) and formerly, the Company granted stock options under the 2016 Long Term Incentive Plan. The 2020 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The 2020 Plan is intended to attract and retain employees and directors and provide an incentive for these individuals to assist the Company to achieve long-range performance goals and to enable these individuals to participate in the long-term growth of the Company.

Based on the provisions of the 2020 Plan, the number of shares of common stock available for issuance under the 2020 Plan increased by 6,400,000 shares on January 1, 2025. On September 18, 2025, the Board approved an increase of 8,000,000 shares of common stock available for issuance under the 2020 Plan (the “Incremental Pool”), subject to the approval of the holders of a majority of the shares voting at the Company’s stockholder meeting. As of September 30, 2025, the Company granted 3,400,000 time-based stock options under the Incremental Pool, included in the table below. The Company’s unaudited condensed consolidated financial statements have treated the grant date of such stock options as the date Board approval was obtained.

On May 3, 2024, the Board adopted the 2024 Inducement Pool (the “Inducement Pool”), which mirrors the terms of the 2020 Plan, with a total of 2,000,000 shares of common stock reserved for issuance under the Inducement Pool. Effective January 22, 2025, the number of shares of common stock available under the Inducement Pool increased by 2,000,000 shares.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2025.

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at December 31, 2024 *	108,136,310	$2.34	8.6
Granted *	11,417,774	19.25
Forfeited	(882,300)	9.40
Exercised	(724,289)	3.85
Outstanding at September 30, 2025	117,947,495	3.92	8.0
Vested and expected to vest as of September 30, 2025	107,458,854	$3.67	7.9
Exercisable at September 30, 2025	47,711,084	$2.46	7.6

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

During the second quarter of 2025, the Compensation Committee of the Board of Directors approved a modification to the Company's outstanding unvested performance-based stock option awards for certain employees and executives that will require only the service-based vesting requirements to continue to be satisfied in order to become fully vested, subject to employee consent. The Company accounted for this change as a Type III modification (improbable-to-probable) in accordance with the requirements of Accounting Standards Codification Topic 718 (ASC 718). As a result, 44,488,976 options were valued on the modification date. The Company will recognize the newly assessed measurement date fair value of the awards as compensation expense over the remaining vesting period. During the three and nine months ended September 30, 2025, the Company recognized expense of $111,446 and $578,088 associated with the modification, respectively. As of September 30, 2025, the unrecognized compensation cost associated with the modification was $273,391 and is expected to be expensed over a weighted-average recognition period of approximately 1.6 years.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

The total stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$40,612	$5,819	$173,248	$11,747
General and administrative	90,149	13,552	447,393	28,219
Total stock-based compensation expense	$130,761	$19,371	$620,641	$39,966

The following summarizes stock-based compensation expense associated with each of the Company’s stock-based compensation arrangements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Time-based stock options	$130,457	$10,803	$619,873	$28,614
Performance-based stock options	—	8,409	—	11,031
Employee stock purchase plan	304	159	768	321
Total stock-based compensation expense	$130,761	$19,371	$620,641	$39,966

12. Related Party Transactions
Leases

July 25, 2022 First Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 25, 2022 the Company entered into a first amendment, dated July 19, 2022, to its existing sublease agreement with Maky Zanganeh and Associates, Inc. (“MZA”), an entity owned by Maky Zanganeh, consisting of 4,500 square feet of office space at 2882 Sand Hill Road, Menlo Park, California. The existing sublease term, which was set to expire on September 30, 2022, was extended for a period of thirty-nine months from October 1, 2022 through December 31, 2025. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. The agreement was further amended to include additional space, as noted below under the August 2, 2024 Third Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc. During the three and nine months ended September 30, 2025, payments of $207 and $621, respectively, were made pursuant to the first and third amendments to the Sublease Agreement. During the three and nine months ended September 30, 2024, payments of $199 and $588, respectively, were made pursuant to the first amendment to the Sublease Agreement.

July 29, 2022 Second Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 29, 2022, the Company entered into a second amendment to its existing sublease agreement with MZA, described above. The second amendment was effective as of August 1, 2022 and expires on December 31, 2025. The second amendment includes an additional 1,277 square feet of office space at 2882 Sand Hill Road, Menlo Park, California. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the three and nine months ended September 30, 2025, payments of $59 and $173, were made pursuant to the second amendment to the Sublease Agreement. During the three and nine months ended September 30, 2024, payments of $57 and $167, were made pursuant to the second amendment to the Sublease Agreement.

April 1, 2024 Miami Sublease Agreements

On April 1, 2024, the Company entered into two sublease agreements of its Miami headquarters location, one with Genius 24C Inc. (“Genius”), an affiliate of the Company’s Co-CEO, Robert W. Duggan (the “Genius Sublease Agreement”) and one

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
with Duggan Investments Research LLC (“Investments Research”), also an affiliate of the Company's Co-CEO, Robert W. Duggan (the “Investments Research Sublease Agreement”). Pursuant to the Genius Sublease Agreement, Genius sublet from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. Pursuant to the Investments Research Sublease Agreement, Investments Research sublet from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. For the three and nine months ended September 30, 2025, the Company recognized sublease income of $46 and $140, respectively, which was recorded net of operating lease expenses. For the three and nine months ended September 30, 2024, the Company recognized $57 and $105, respectively, of sublease income recorded net of operating lease expenses, and recorded $90 in other receivables on the unaudited condensed consolidated balance sheet as of September 30, 2024.

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

Akeso Agreements

Upon the closing of the License Agreement, the Board appointed Dr. Yu (Michelle) Xia to serve as a member of the Board pursuant to the terms of the License Agreement. Dr. Xia is the founder of Akeso, and has been the chairwoman, president and CEO of Akeso since its inception in 2012. Furthermore, in connection with the License Agreement, the Company also entered into a Supply Agreement with Akeso, pursuant to which Summit agreed to purchase a certain portion of drug substance for clinical and commercial supply (the “Supply Agreement”). Refer to Note 4 for details on the License Agreement and Second Amendment. In addition to the License and Second Amendment and supply agreements, the Company also entered into various clinical services agreements with Akeso. During the three and nine months ended September 30, 2025, the Company paid $9,885 and $28,628 to Akeso. For the three and nine months ended September 30, 2024, the Company paid $18,551 and $28,674 to Akeso. As of September 30, 2025 and December 31, 2024, the Company included in accrued expenses, related to Akeso, $1,278 and $3,956, respectively.

Private Placements

September 2024 PIPE

On September 11, 2024, the Company’s Section 16 officers participated in the “September 2024 Purchase Agreements” along with multiple leading biotech institutional investors, whereby the Company sold an aggregate of 10,352,418 shares of common stock, at a price per share of $22.70, which was the closing price of common stock on September 11, 2024, for an aggregate gross proceeds to the Company of approximately $235,000.

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

Professional Services

During the nine months ended September 30, 2025, the Company engaged the law firm Wilson Sonsini Goodrich & Rosati P.C. (“WSGR”), where Mr. Kenneth A. Clark, a member of the Board, is a partner. Payments to be made by the Company to WSGR were approved by the Audit Committee in accordance with its Related Party Transaction Policy. For the three and nine months ended September 30, 2025, the Company incurred expenses for legal services rendered by WSGR totaling approximately $0.7 million and $1.4 million respectively.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
13. Commitments and Contingencies

Lease Commitments

On June 16, 2025, the Company entered into a non-cancelable sub-sublease for 36,406 square feet of office space in Palo Alto, California. As of September 30, 2025, the Company had undiscounted operating lease commitments of $22,336 that have not yet commenced. The operating lease is expected to commence during the first quarter of 2026, with a lease term of 94 months.

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

The Company has certain commitments under its agreements with Akeso. The License Agreement also contains certain manufacturing and purchase commitments. As of September 30, 2025, the Company is unable to estimate the amount, timing or likelihood of achieving the milestones, making future product sales or assessing estimated forecasts for manufacturing and supplied materials which these contingent payment obligations relate to.

Indemnifications

The Company's certificate of incorporation provides that it will indemnify the directors and officers to the fullest extent permitted by Delaware law. In addition, the Company has entered into indemnification agreements with all of the directors and executive officers. These indemnification agreements may require the Company, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of the Company’s directors or executive officers. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2025 and December 31, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and our audited consolidated financial statements and related notes for the year ended December 31, 2024 included in our Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this filing, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target,” “intend” and similar expressions should be considered forward-looking statements. As a result of many factors, including those factors set forth in the risks identified in the “Risk Factors” section of our other filings with the SEC, our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

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

The Company is developing ivonescimab in non-small cell lung cancer (“NSCLC”), specifically conducting Phase III clinical trials in the following proposed indications:

(a) ivonescimab combined with chemotherapy in patients with epidermal growth factor receptor (“EGFR”)-mutated, locally advanced or metastatic non-squamous NSCLC who were previously treated with a third-generation EGFR tyrosine kinase inhibitor (“TKI”) (“HARMONi”);

(b) ivonescimab combined with chemotherapy in patients with first-line metastatic NSCLC (“HARMONi-3”); and

(c) ivonescimab monotherapy in patients with first-line metastatic NSCLC whose tumors have high PD-L1 expression (“HARMONi-7”).

In addition, the Company plans to start developing ivonescimab in colorectal cancer (“CRC”) with an intention to begin a Phase III clinical study in the following proposed indication:

(d) ivonescimab combined with chemotherapy in patients with first-line unresectable metastatic CRC (“HARMONi-GI3”).

The Company also intends to expand its ivonescimab clinical development program with an additional set of Phase III clinical studies, with additional color planned to be provided in the first quarter of 2026.

In October 2024, the Company completed enrollment in its HARMONi clinical trial. In May 2025, we announced topline results from our multiregional, double-blinded, placebo-controlled, Phase III study HARMONi. At the prespecified primary data analysis, ivonescimab in combination with chemotherapy demonstrated a statistically significant improvement in progression free survival (PFS), the magnitude of which we believe to be clinically meaningful, with a hazard ratio of 0.52 (95% CI: 0.41 – 0.66;

p<0.00001). PFS was measured by blinded independent central radiology review committee (“BICR”) compared to placebo in combination with chemotherapy.

We believe the PFS hazard ratio that was observed in both Asia and ex-Asia sub-populations to be clinically meaningful. The primary analysis demonstrated the consistency of the magnitude of the PFS benefit between patients randomized in Asia and ex-Asia, as well as the consistency in a single-region study (HARMONi-A) with this multiregional study. Ivonescimab in combination with chemotherapy showed a positive trend in overall survival (OS) in the primary analysis without achieving a statistically significant benefit with a hazard ratio of 0.79 (95% CI: 0.62 – 1.01; p=0.057). This trend provides further support for its use in 2L+ EGFRm NSCLC, a setting where high unmet need continues to exist with limited approved options in the United States and other western territories. Currently there are no FDA-approved regimens that have demonstrated a statistically significant overall survival benefit in this patient setting. Both Asian and North American patients demonstrated a positive trend in overall survival. The results of the primary analysis in this multiregional study were consistent with that of the single-region HARMONi-A study, which demonstrated an overall survival hazard ratio of 0.80 at 52% data maturity in a similar patient population.

Overall response rates were higher in the ivonescimab arm (45%) vs. the placebo arm (34%); median duration of response was longer in those patients administered ivonescimab plus chemotherapy (7.6 months) compared to those receiving placebo and chemotherapy (4.2 months).

In September 2025, an additional analysis was performed, whereby the western patients were followed to increase their time on study (Asian patients were locked at the time of the primary analysis). In this analysis that included longer-term follow-up of western patients (median follow-up time of western patients of 13.7 months), a hazard ratio consistent with the primary analysis was observed with an improved nominal p-value (HR=0.78; 95% CI: 0.62 – 0.98; nominal p=0.0332). Median OS for this analysis remained the same in both arms from the primary analysis. Median OS in western patients receiving ivonescimab was 17.0 months compared to 14.0 months for those receiving placebo (HR=0.84); median OS in North American patients, specifically, had not yet been reached in the ivonescimab arm compared to 14.0 months in the placebo arm (HR=0.70). The hazard ratios for western patients in totality, as well as patients from the North American and European regions individually, improved from the primary OS analysis to the analysis with longer-term follow-up of western patients. Consistent benefit was observed across pre-defined subgroups.

In a longer-term follow-up of PFS, which included all western patients and at least six months of follow-up time for all patients, ivonescimab plus chemotherapy demonstrated a consistent improvement in PFS with an observed HR of 0.57 (95% CI: 0.46 – 0.71). With the longer-term follow-up analysis, a consistent benefit in western vs. Asian patients was observed, as well as in patients with tumors with either PD-L1 positive or negative expression. This longer-term follow-up analysis of PFS was performed at the time of the primary OS analysis.

The dual primary endpoints were allocated separate alpha levels and tested individually. The alpha was recycled from the PFS to the OS analysis upon the successful achievement of the PFS endpoint.

Based on the results of the HARMONi clinical trial, we plan to submit a Biologics License Application (BLA) in order to seek approval for ivonescimab plus chemotherapy for this proposed indication. We intend to submit the BLA in the fourth quarter of 2025. The positive results of the multiregional Phase III study are detailed further under "Product Pipeline" below. As previously noted, the FDA noted that a statistically significant overall survival benefit is necessary to support marketing authorization in this setting. After careful consideration of the safety and efficacy profile of the current FDA-approved options for patients in this setting, the positive results of the Phase III multiregional study, including regional consistency, as well as discussions with key opinion leaders and those physicians who have administered ivonescimab to patients in a clinical study setting, we believe that the safety and efficacy data generated in the HARMONi study demonstrates that patients suffering from epidermal growth factor receptor (EGFR)-mutant non-small cell lung cancer (NSCLC) in this setting can benefit from the ivonescimab regimen despite the lack of a statistically significant showing on overall survival.

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

Ivonescimab is currently being developed by both Akeso and the Company in multiple Phase III clinical trials. There are also multiple early-phase trials being conducted in multiple solid tumors. Ivonescimab has been dosed in more than 3,000 patients globally.

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

In May 2025, we announced topline results from our multiregional, double-blinded, placebo-controlled, Phase III study HARMONi. At the prespecified primary data analysis, ivonescimab in combination with chemotherapy demonstrated a statistically significant improvement in PFS, the magnitude of which we believe to be clinically meaningful, with a hazard ratio of 0.52 (95% CI: 0.41 – 0.66; p<0.00001); median PFS was 6.8 months for those patients receiving ivonescimab plus chemotherapy compared to 4.4 months for those receiving chemotherapy. PFS was measured by blinded independent central radiology review committee (“BICR”) compared to placebo in combination with chemotherapy.

We believe the PFS hazard ratio that was observed in both Asia and ex-Asia sub-populations to be clinically meaningful. The primary analysis demonstrated the consistency of the magnitude of the PFS benefit between patients randomized in Asia and ex-Asia, as well as the consistency in a single-region study (HARMONi-A) with this multiregional study. Ivonescimab in combination with chemotherapy showed a positive trend in overall survival (OS) in the primary analysis without achieving a statistically significant benefit with a hazard ratio of 0.79 (95% CI: 0.62 – 1.01; p=0.057). This trend provides further support for its use in 2L+ EGFRm NSCLC, a setting where high unmet need continues to exist with limited approved options in the United States and other western territories. Currently there are no FDA-approved regimens that have demonstrated a statistically significant overall survival benefit in this patient setting. Both Asian and North American patients demonstrated a positive trend in overall survival. The results of the primary analysis in this multiregional study were consistent with that of the single-region HARMONi-A study, which demonstrated an overall survival hazard ratio of 0.80 at 52% data maturity in a similar patient population.

Overall response rates were higher in the ivonescimab arm (45%) vs. the placebo arm (34%); median duration of response was longer in those patients administered ivonescimab plus chemotherapy (7.6 months) compared to those receiving placebo and chemotherapy (4.2 months).

In September 2025, an additional analysis was performed, whereby the western patients were followed to increase their time on study (Asian patients were locked at the time of the primary analysis). In this analysis that included longer-term follow-up of western patients (median follow-up time of western patients of 13.7 months), a hazard ratio consistent with the primary analysis was observed with an improved nominal p-value (HR=0.78; 95% CI: 0.62 – 0.98; nominal p=0.0332). Median OS for this analysis remained the same in both arms from the primary analysis. Median OS in western patients receiving ivonescimab was 17.0 months compared to 14.0 months for those receiving placebo (HR=0.84); median OS in North American patients, specifically, had not yet been reached in the ivonescimab arm compared to 14.0 months in the placebo arm (HR=0.70). The hazard ratios for western patients in totality, as well as patients from the North American and European regions individually, improved from the primary OS analysis to the analysis with longer-term follow-up of western patients. Consistent benefit was observed across pre-defined subgroups.

In a longer-term follow-up of PFS, which included all western patients and at least six months of follow-up time for all patients, ivonescimab plus chemotherapy demonstrated a consistent improvement in PFS with an observed HR of 0.57 (95% CI: 0.46 – 0.71). With the longer-term follow-up analysis, a consistent benefit in western vs. Asian patients was observed, as well as in patients with tumors with either PD-L1 positive or negative expression. This longer-term follow-up analysis of PFS was performed at the time of the primary OS analysis.

The dual primary endpoints were allocated separate alpha levels and tested individually. The alpha was recycled from the PFS to the OS analysis upon the successful achievement of the PFS endpoint.

The safety profile of ivonescimab in combination with chemotherapy was acceptable and manageable in the context of the observed clinical benefit with comparable rates of discontinuation and death between both arms. There were 16 patients (7.3%) who discontinued ivonescimab due to treatment-related adverse events (TRAEs) compared to 11 patients (5.0%) who discontinued placebo due to TRAEs. There were four patients (1.8%) in the ivonescimab plus chemotherapy arm and five patients (2.3%) in the chemotherapy alone arm who died as a result of TRAEs. In the ivonescimab plus chemotherapy arm, 50.0% of patients experienced Grade 3 or higher TRAEs compared to 42.2% in the chemotherapy arm. Of note, 0.9% of patients in the ivonescimab plus chemotherapy arm experienced Grade 3 or higher hemorrhage (bleeding) events. Based on the results of the HARMONi clinical trial, Summit plans to submit a Biologics License Application (BLA) in order to seek approval for ivonescimab plus chemotherapy in this setting.

HARMONi-3

HARMONi-3 study (NCT05899608) is a Phase III, multi-regional, potentially registration-enabling clinical trial for which we initiated activating sites in North America and China during the fourth quarter of 2023 and later in Europe in 2024. The two primary endpoints for this study are PFS and OS, and the study compares ivonescimab plus platinum-based doublet chemotherapy versus pembrolizumab plus platinum-based doublet chemotherapy in first-line patients with metastatic squamous NSCLC and non-squamous NSCLC. Enrollment is ongoing in all regions for patients with squamous tumors; the protocol amendment is effective and enrollment began in the United States in the fourth quarter of 2024 for patients with non-squamous tumors.

In October 2025, the Company announced a protocol amendment to separate the statistical analysis of the primary endpoints by histology. Therefore, there will be separate analyses conducted to evaluate ivonescimab plus chemotherapy compared to pembrolizumab plus chemotherapy in patients with squamous NSCLC and in patients with non-squamous NSCLC.

As a result of having two separate intention-to-treat analyses within the HARMONi-3 study, the analyses for squamous tumors and non-squamous tumors may be conducted at separate times, as each analysis will be conducted upon the prespecified numbers of events being reached in the separate cohorts.

Enrollment in the squamous cohort of HARMONi-3 is expected to complete in the first half of 2026. The Company expects to reach the prespecified number of events for the PFS primary endpoint analysis for this cohort in the second half of 2026. An interim analysis for overall survival may be conducted at a similar time.

Enrollment in the non-squamous cohort of HARMONi-3 is expected to complete in the second half of 2026. The Company expects to reach the prespecified number of events for the PFS primary endpoint analysis for this cohort in the first half of 2027. An interim analysis for overall survival is planned to be conducted based upon reaching a prespecified number of events.

In order to sufficiently power for PFS and OS in both cohorts of this study, Summit plans to enroll 600 patients with squamous NSCLC and 1,000 patients with non-squamous NSCLC.

HARMONi-7

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

HARMONi-GI3

In October 2025, the Company announced it intends to start HARMONi-GI3, a Phase III, multi-regional, clinical trial evaluating ivonescimab plus chemotherapy compared to bevacizumab plus chemotherapy as first line therapy in patients with unresectable metastatic colorectal cancer (CRC). The primary endpoint for this study is PFS and Summit plans to enroll 600 patients. Clinical trial sites for HARMONi-GI3 are planned to begin activating in the United Stated prior to the end of the year.

Potential Future Clinical Development and Additional Current Activities

Summit is conducting its current clinical trials, and plans to design and conduct additional clinical trial activities for ivonescimab within its Licensed Territory, to support and submit relevant regulatory filings. We intend to explore further clinical development of ivonescimab in solid tumor settings outside of metastatic NSCLC and metastatic CRC, our current areas of focus in its Phase III clinical trials.

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

Additional Ivonescimab Development: Akeso-Sponsored Trials

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

In August 2025, Akeso announced that in the final OS analysis of HARMONi-A, ivonescimab met the OS clinical endpoint, demonstrating a statistically significant and clinically meaningful OS benefit. As the first Phase III final analysis for ivonescimab, these results not only reinforce its breakthrough value in PFS, but also highlight its ability to deliver significant OS improvement, a key endpoint in global oncology drug development.

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

In the HARMONi-2 primary analysis, ivonescimab monotherapy demonstrated a statistically significant improvement in the trial’s primary endpoint, PFS by Independent Radiologic Review Committee (“IRRC”), when compared to monotherapy pembrolizumab, achieving a hazard ratio of 0.51 (95% CI: 0.38, 0.69; p<0.0001). A clinically meaningful benefit was demonstrated across clinical subgroups, including patients with tumors with high PD-L1 expression. Overall survival (“OS”) data was not yet mature at the time of the data cutoff of the primary analysis.

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

HARMONi-6

After announcing positive qualitative results for the HARMONi-6 trial, on April 23, 2025, detailed clinical trial results of the study were presented as part of the Presidential Symposium at the European Society for Medical Oncology’s 2025 Congress (“ESMO 2025”). The HARMONi-6 study evaluated ivonescimab in combination with platinum-based chemotherapy compared to tislelizumab (a PD-1 inhibitor) in combination with platinum-based chemotherapy in patients with previously untreated advanced NSCLC irrespective of PD-L1 expression. HARMONi-6, also referred to as AK112-306, is a single region, multi-center, double-blinded Phase III study conducted in China sponsored by Akeso, with all relevant data exclusively generated, managed, and analyzed by Akeso.

In the HARMONi-6 planned PFS interim analysis, ivonescimab in combination with chemotherapy demonstrated a statistically significant improvement in the primary endpoint, PFS, by IRRC, when compared to tislelizumab in combination with chemotherapy, achieving a hazard ratio of 0.60 (95% CI: 0.46, 0.78; p<0.0001). A clinically meaningful benefit was demonstrated across clinical subgroups, including those with either PD-L1 negative or positive expression, as well as high-risk patients. OS data was not yet mature at the time of the data cutoff and will be evaluated in the future.

Ivonescimab demonstrated an acceptable and manageable safety profile in the HARMONi-6 study, which was consistent with previous blinded Phase III studies conducted studying ivonescimab. Nine patients (3.4%) discontinued ivonescimab plus chemotherapy due to treatment-related adverse events (TRAEs) compared to 11 patients (4.2%) receiving tislelizumab plus chemotherapy due to TRAEs. There were eight patients in the ivonescimab plus chemotherapy arm and 10 patients in the tislelizumab plus chemotherapy arm who died as a result of TRAEs in this Phase III study.

Additional Phase II Data Sets

In addition to the HARMONi-2 data announced at WCLC 2024, Akeso also announced Phase II trial results from AK112-205, for patients with Stage II or III resectable NSCLC. Further, the Company announced data for ivonescimab was presented as a part of the 2024 European Society for Medical Oncology Annual Congress (“ESMO 2024”) featuring updated Phase II ivonescimab data in advanced triple-negative breast cancer (“TNBC”), recurrent / metastatic head and neck squamous cell carcinoma (“HNSCC”), and metastatic microsatellite-stable (“MSS”) colorectal cancer (“CRC”). At ASCO 2024, Akeso presented ivonescimab Phase II data in biliary-tract cancer (“BTC”). Earlier, at the 2024 European Lung Cancer Conference (“ELCC 2024”), Akeso announced updated data from AK112-201 (Cohort 1), a Phase II study for patients with first-line advanced NSCLC. Each trial from which the data was generated was a multi-center Phase II study conducted in China sponsored by Akeso, with data generated and analyzed by Akeso.

Results of Operations

Amounts reported in millions within this Quarterly Report on Form 10-Q are computed based on the amounts in thousands, and therefore, the sum of components may not equal the total amount reported in millions due to rounding.

The following table sets forth our results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	$ Change	2025	2024	$ Change
Operating expenses:
Research and development	$131.1	$37.7	$93.4	$390.4	$99.4	$291.0
Acquired in-process research and development	—	—	—	—	15.0	(15.0)
General and administrative	103.1	20.7	82.4	479.1	46.0	433.1
Total operating expenses	234.2	58.4	175.8	869.5	160.4	709.1
Other income, net	2.4	4.6	(2.2)	9.1	8.9	0.2
Interest expense	—	(2.5)	2.5	—	(8.7)	8.7
Net loss	$(231.8)	$(56.3)	$(175.5)	$(860.4)	$(160.1)	$700.3
Operating Expenses

Research and Development expenses

The table below summarizes our research and development expenses by category for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	$ Change	2025	2024	$ Change
Oncology	$75.2	$23.0	$52.2	$179.4	$64.8	$114.6
Acquired in-process research and development	—	—	—	—	15.0	(15.0)
Compensation related costs, excluding stock-based compensation	15.3	8.9	6.4	37.7	22.8	14.9
Stock-based compensation	40.6	5.8	34.8	173.3	11.8	161.5
Total	$131.1	$37.7	$93.4	$390.4	$114.4	$276.0

The entry into the License Agreement represents a significant change in our strategy from anti-infectives to the therapeutic area of oncology. We invested our resources in the clinical development of ivonescimab in the periods presented.

Oncology clinical trial related costs represent our investment in the clinical development of ivonescimab, known as SMT112 in the Licensed Territory.

Research and development expenses increased by $93.4 million and $276.0 million during the three and nine months ended September 30, 2025, compared to the same periods in the prior year. This increase was in part due to the increase in stock-based compensation expense of $34.8 million and $161.5 million for the three and nine months ended September 30, 2025, respectively, as a result of the modification to our performance-based stock option awards during the second quarter of 2025. In addition, our continued investment in oncology expenses for ivonescimab, known as SMT112 in our Licensed Territory, resulted in an increase of $52.2 million and $114.6 million for the three and nine months ended September 30, 2025, respectively, and an increase in compensation related costs of $6.4 million and $14.9 million, respectively, for the three and nine months ended September 30, 2025 to support the clinical development of ivonescimab as we continue to hire additional clinical resources in the oncology field. We expect oncology-related research and development costs to continue to increase as we progress with the development of ivonescimab.

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

General and Administrative Expenses

The table below summarizes our general and administrative expenses by category for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	$ Change	2025	2024	$ Change
Compensation related costs, excluding stock-based compensation	$6.2	$4.1	$2.1	$16.4	$10.1	$6.3
Stock-based compensation	90.2	13.6	76.6	447.4	28.2	419.2
Legal fees and professional services	3.3	(0.1)	3.4	9.3	3.0	6.3
Other general and administrative expenses	3.4	3.1	0.3	6.0	4.7	1.3
Total	$103.1	$20.7	$82.4	$479.1	$46.0	$433.1

General and administrative expenses increased by $82.4 million and $433.1 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The increase was primarily due to the increase in stock-based compensation expense of $76.6 million and $419.2 million for the three and nine months ended September 30, 2025, respectively, as a result of the modification to our performance-based stock option awards during the second quarter of 2025. In addition, compensation related costs, excluding stock-based compensation, increased by $2.1 million and $6.3 million for the three and nine months ended September 30, 2025, respectively compared to the same periods in the prior year as the Company is focused on building its executive management team, and legal fees and professional services increased by $3.4 million and $6.3 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year to continue supporting the development of ivonescimab. We expect general and administrative expenses to continue to increase as we scale our infrastructure and management to support development of ivonescimab.

Other Income, net

The table below summarizes our other income by category for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	$ Change	2025	2024	$ Change
Foreign currency (loss) gain	$(0.4)	$0.2	$(0.6)	$(0.5)	$0.2	$(0.7)
Investment income	2.8	4.3	(1.5)	9.6	8.7	0.9
Other income, net	$2.4	$4.5	$(2.1)	$9.1	$8.9	$0.2

Other income, net decreased by $2.1 million in the three months ended September 30, 2025, compared to the same period in the prior year, primarily due to a decrease of $1.5 million in interest income due to lower cash and investments balance during three months ended September 30, 2025. For the nine months ended September 30, 2025, other income, net increased by $0.2 million, compared to the same period in the prior year, primarily due to an increase of $0.9 million in interest income due to higher yield on cash equivalents and short-term investments balance.

Interest Expense

Interest expense decrease for the three and nine months ended September 30, 2025 compared to the same period in the prior year, primarily due to the repayment in full of the promissory note in October 2024.

Liquidity, Capital Resources and Going Concern

During the three and nine months ended September 30, 2025, we incurred a net loss of $231.8 million and $860.4 million and cash flows used in operating activities for the nine months ended September 30, 2025 was $221.0 million. As of September 30, 2025, we had an accumulated deficit of $2,075.0 million, and cash and cash equivalents of $238.6 million. We expect to continue to generate operating losses for the foreseeable future.

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

Sources of Liquidity

To date, we have financed our operations primarily through issuances of our common stock, including our most recent private placement issued in September 2024 for gross proceeds of $235.0 million and the raise of $76.8 million gross proceeds from our Distribution Agreement, issuance of debt, and receipt of payments to us under license, and collaboration arrangements.

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

From time to time, we may raise additional equity or debt capital through both registered offerings off of a shelf registration, including ATM offerings, and private offerings of securities. On February 20, 2024, we filed a shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on February 27, 2024. Through our shelf registration statement we may, from time to time, sell up to an aggregate of $450 million of our common stock, preferred stock, debt securities, depository shares, warrants, subscription rights, purchase contracts, or units. Of the $450 million of liquidity available to us under this shelf registration statement, on May 13, 2024, we had established an ATM offering program with J.P. Morgan Securities LLC, as sales agent, in the amount of up to $90.0 million.

On August 11, 2025, we entered into an amendment (the “Amendment”) to the distribution agreement, which amended that certain distribution agreement, dated May 13, 2024, by and between us and sales agent (the “Original Distribution Agreement” and, as amended by the Amendment, the “Distribution Agreement”). Pursuant to the Amendment, the Original Distribution Agreement was amended to, among other things, increase the aggregate offering price of shares of the Company’s common stock, par value $0.01 per share, from time to time, through the sales agent, by up to an additional $360.0 million. The remaining gross proceeds available under the Distribution Agreement as of September 30, 2025 was approximately $373.2 million.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash used in operating activities	$(221.0)	$(93.4)
Net cash provided by (used in) investing activities	$310.8	$(288.8)
Net cash provided by financing activities	$43.7	$404.8

Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2025 was $221.0 million and primarily consisted of a net loss of $860.4 million and a $23.1 million net change in working capital, partially offset by non-cash charges of $616.3 million. The non-cash charges primarily consisted of $620.6 million of stock-based compensation driven by the modification to outstanding performance-based stock option awards which removed the performance-based vesting criteria, partially offset by $4.0 million relating to amortization of the discount on short-term investments in U.S. Treasury securities. The net change in working capital was primarily due to a $17.4 million increase in accounts payable, $7.4 million increase in accrued liabilities and a decrease of $3.7 million in prepaid expenses and other current assets, partially offset by an increase of $4.5 million in other assets and a decrease of $1.0 million in accrued compensation.
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
Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 was $310.8 million and was primarily due to $311.3 million received from maturities of short-term investments in U.S. Treasury securities.
Net cash provided by investing activities for the nine months ended September 30, 2024 was $288.8 million and was primarily due to $256.9 million received from the maturity, redemption and sale of short-term investments in U.S. Treasury securities, offset by $530.5 million related to the purchase of short-term investments and a $15.0 million cash payment to Akeso for the Second Amendment signed in June 2024.
Financing Activities
Net cash provided by financing activities was $43.7 million for the nine months ended September 30, 2025, was due to $31.8 million net proceeds from our current Distribution Agreement, $7.3 million of proceeds received related to the exercise of warrants and $4.6 million of proceeds received related to employee stock awards and purchase plans.
Net cash provided by financing activities was $404.8 million for the nine months ended September 30, 2024, and primarily consisted of net proceeds of $435.0 million from various private placements, $43.0 million net proceeds from our Distribution Agreement, proceeds received of $2.2 million related to employee stock awards, partially offset by $75.5 million early principal repayment on the $100.0 million promissory notes payable with a related party.

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

Credit Risk

We consider all of our material counterparties to be creditworthy. We consider the credit risk for each of our counterparties to be low and do not have a significant concentration of credit risk at any of our counterparties. We have $1.1 million of research and development tax credits outstanding at September 30, 2025. Given that these receivables relate to the United Kingdom research and development tax credit cash rebate regimes and given our history of collection, it is highly unlikely that these amounts will not be collected.

Item 4. Controls and Procedures.

We have performed out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and the participation of the Company’s management, including our Co-Chief Executive Officers (our Principal Executive Officers) and our Chief Operating Officer and Chief Financial Officer (our Principal Financial Officer). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of September 30, 2025, our Co-Chief Executive Officer and Chairman of the Board and our Co-Chief Executive Officer, President and Director (our Principal Executive Officers), and our Chief Operating Officer, Chief Financial Officer and Director (our Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our common stock or other securities involves a number of risks. In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider each of the risks described in our Annual Report, which includes a detailed discussion of the Company’s risk factors. If any of the risks described therein or other uncertainties currently unknown to us, or that we currently deem to be immaterial, develop into actual events, our business, financial condition, or results of operations could be negatively affected, the market price of our common stock or other securities could decline, and you may lose all or part of your investment.

We do not currently have sufficient working capital to fund our planned operations for the next twelve months. There is uncertainty regarding our ability to raise additional capital and as such, there is substantial doubt regarding our ability to continue as a going concern.

Our unaudited financial statements have been prepared under the assumption that we would continue as a going concern. However, we have concluded that there is substantial doubt about our ability to continue as a going concern, because without additional sources of funding, our cash and cash equivalents at September 30, 2025 is not sufficient for us to fund our working capital needs for the next twelve months after the date that the unaudited financial statements included in this Quarterly Report on Form 10-Q are issued. Management’s plans concerning these matters, including raising additional capital, are described in Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources – Sources of Liquidity of our unaudited financial statements included within this Quarterly Report on Form 10-Q. We continue to evaluate options to further finance our operating cash needs for our product candidates through a combination of some, or all, of the following: equity and debt offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations, and marketing, distribution or licensing arrangements. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. If we are unable to raise capital in the near term or on attractive terms, we could be forced to delay or reduce our research and development programs or any future commercialization efforts, or even curtail or cease operations.

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
10.1
Amendment to Distribution Agreement, dated August 11, 2025, by and between Summit Therapeutics Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.2 of Form 8-K filed by the Company on August 11, 2025, File No. 001-36866)

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

Date: October 20, 2025	SUMMIT THERAPEUTICS INC.

	By:	/s/ Manmeet S. Soni
	Name:	Manmeet S. Soni
	Title	Chief Operating Officer, Chief Financial Officer and Director
(Principal Financial Officer)