Form 10-K
period 2025-12-31
Summit Therapeutics Inc.
filed 2026-02-23
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☒
The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on June 30, 2025, was $2,483.8 million. For purposes of this computation only, all executive officers and directors have been deemed affiliates.

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 17, 2026 was 775,372,700.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2026 annual meeting of stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding the future financial performance, business prospects and growth of Summit Therapeutics Inc., that involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•the ability to develop a successful product candidate under the License Agreement (as defined in Part I, Item I Business, Company Overview);
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
•the impact of public health epidemics, such as the coronavirus pandemic (“COVID-19”), natural disasters or geopolitical instability, the response to such events and the potential effects of such events on our business, financial results, supply chain and market; and
•general economic conditions, including economic slowdowns or other adverse economic conditions, such as periods of increased or prolonged inflation.

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
•We have not yet demonstrated an ability to successfully complete development of any product candidates, and a Biologics License Application (“BLA”) that has been accepted for filing, such as the BLA relating to the HARMONi study, may not ultimately lead to regulatory approval and commercialization of ivonescimab.
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
•Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials conducted by us or Akeso (as defined in Part I, Item I Business, Company Overview), as well as any interim results thereof, may not be predictive of future trial results and may negatively impact the size and scope of our ongoing or future Phase III clinical trials.
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

•We depend on our relationship with, and the intellectual property licensed from Akeso.
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
•Our business is subject to the risks associated with doing business in China, including impacts from tariffs, data security laws and regulations, and restrictions on data transfer.
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
•Our ability to obtain and maintain conditional marketing authorizations in the EU and other countries in our Licensed Territory (as defined in Part I, Item I Business, Akeso Collaboration and License Agreement) may be more limited in number as well as scope of the relevant authorizations and subject to several conditions and obligations that could prevent us from continuing to market our products.
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

The Company’s current lead development candidate is ivonescimab, a novel, potential first-in-class bispecific antibody intending to combine the effects of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF (as defined in Part I, Item I Business, Company Overview, Ivonescimab) compound into a single molecule. On December 5, 2022, the Company entered into the License Agreement with Akeso, Inc. and its affiliates (collectively, “Akeso”) pursuant to which the Company has in-licensed intellectual property rights related to ivonescimab (as amended, the “License Agreement”). Through the License Agreement, the Company obtained the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan. The License Agreement and transaction closed in January 2023 following customary waiting periods. On June 3, 2024, the Company entered into the Second Amendment with Akeso to expand its territories covered under the License Agreement to also include Latin America, including Mexico and all countries in Central America and South America, the Middle East and Africa. The Company’s operations are focused on the development of ivonescimab and other future activities, as the Company determines.

The Company is developing ivonescimab in non-small cell lung cancer (“NSCLC”) and colorectal cancer (“CRC”), specifically conducting Phase III clinical trials in the following proposed indications:

(a) ivonescimab combined with chemotherapy in patients with epidermal growth factor receptor (“EGFR”)-mutated, locally advanced or metastatic non-squamous NSCLC who were previously treated with a third-generation EGFR tyrosine kinase inhibitor (“TKI”) (“HARMONi”);

(b) ivonescimab combined with chemotherapy in patients with first-line metastatic NSCLC (including separate statistical analyses planned for patients with squamous NSCLC and non-squamous NSCLC) (“HARMONi-3”);

(c) ivonescimab monotherapy in patients with first-line metastatic NSCLC whose tumors have high PD-L1 expression (“HARMONi-7”); and

(d) ivonescimab combined with chemotherapy in patients with first-line unresectable metastatic CRC (“HARMONi-GI3”).

In October 2024, the Company completed enrollment in its HARMONi clinical trial. In May 2025, we announced topline results from our multiregional, double-blinded, placebo-controlled, Phase III study HARMONi. At the prespecified primary data analysis, ivonescimab in combination with chemotherapy demonstrated a statistically significant improvement in progression free survival (“PFS”), the magnitude of which we believe to be clinically meaningful, with a hazard ratio of 0.52 (95% CI: 0.41 – 0.66; p<0.00001) compared to placebo in combination with chemotherapy; median PFS was 6.8 months for those patients receiving ivonescimab plus chemotherapy compared to 4.4 months for those receiving chemotherapy. PFS was assessed by blinded independent central radiology committee (“BICR”).

We believe the PFS hazard ratio that was observed in both Asian and Western sub-populations to be clinically meaningful. The primary analysis demonstrated the consistency of the magnitude of the PFS benefit between patients randomized in Asian and Western territories, as well as the consistency in a single-region study (HARMONi-A) with this multiregional study.

In a longer-term follow-up of PFS, which included all Western patients and at least six months of follow-up time for all patients, ivonescimab plus chemotherapy demonstrated a consistent improvement in PFS with an observed HR of 0.57 (95% CI: 0.46 – 0.71). With the longer-term follow-up analysis, consistency of the magnitude of PFS benefit was demonstrated between patients randomized in Asia and Western patients when measured by hazard ratio. This longer-term follow-up analysis of PFS was performed at the time of the primary overall survival (“OS”) analysis.

Ivonescimab in combination with chemotherapy showed a positive trend in OS in the primary analysis without achieving a statistically significant benefit with a hazard ratio of 0.79 (95% CI: 0.62 – 1.01; p=0.057). This trend provides further support for its use in 2L+ EGFRm NSCLC, a setting where high unmet need continues to exist with limited approved options in the United States and other western territories. Currently, there are no FDA-approved regimens that have demonstrated a statistically significant OS benefit in this patient setting. Both Asian and North American patients demonstrated a positive trend in OS. The results of the primary analysis in this multiregional study were consistent with that of the single-region randomized Phase III HARMONi-A study, which demonstrated a statistically significant OS benefit with a hazard ratio of 0.74 in the primary OS analysis in a similar patient population.

In September 2025, an additional ad hoc OS analysis was performed for the HARMONi study whereby the Western patients were followed for a longer period of time (Asian patients were locked at the time of the primary analysis). In this analysis that included longer-term follow-up of Western patients (median follow-up time of Western patients of 13.7 months), a hazard ratio consistent with the primary analysis was observed with an improved nominal p-value (HR=0.78; 95% CI: 0.62 – 0.98; nominal p=0.0332). Median OS for this analysis remained the same in both arms as was observed in the primary analysis. Median OS in Western patients receiving ivonescimab was 17.0 months compared to 14.0 months for those receiving placebo (HR=0.84); median OS in North American patients, specifically, had not yet been reached in the ivonescimab arm compared to 14.0 months in the placebo arm (HR=0.70). The hazard ratios for Western patients in totality, as well as patients from the North American and European regions individually, improved from the primary OS analysis to the analysis with longer-term follow-up of Western patients. Consistent benefit was observed across pre-defined subgroups.

The dual primary endpoints were allocated separate alpha levels and tested individually. The alpha was recycled from the PFS to the OS analysis upon the successful achievement of the PFS endpoint.

Based on the results of the HARMONi clinical trial, we submitted a BLA in the fourth quarter of 2025 to seek approval for ivonescimab plus chemotherapy for this proposed indication. The positive results of the multiregional Phase III study are detailed further under “Product Pipeline” below. As previously disclosed, the FDA noted that a statistically significant overall survival benefit is necessary to support marketing authorization in this setting. After careful consideration of the safety and efficacy profile of the current FDA-approved options for patients in this setting, the positive results of the Phase III multiregional study, including regional consistency, as well as discussions with key opinion leaders and those physicians who have administered ivonescimab to patients in a clinical study setting, we believe that the safety and efficacy data generated in the HARMONi study demonstrates that the ivonescimab regimen offers a potential treatment option for patients impacted by EGFR-mutant NSCLC in this setting with a favorable benefit-risk profile despite the lack of a statistically significant overall survival benefit. Summit announced in January 2026 that the FDA accepted for filing the BLA, seeking approval for ivonescimab in combination with chemotherapy for this proposed indication. The FDA noted it intends to perform a complete review of the accepted and filed BLA, including planned mid-cycle and wrap-up meetings, and, subject to major deficiencies not being identified during the FDA’s review, proposed labeling, prior to the Prescription Drug User Fee Act goal action date of November 14, 2026.

Akeso Collaboration and License Agreement

Pursuant to the License Agreement with Akeso, the Company received the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, Japan, Latin America, Middle East and Africa regions (collectively, the “Licensed Territory”). Akeso retained development and commercialization rights for the rest of the world excluding the Licensed Territory. In exchange for these rights, Summit made an upfront payment during the first quarter of 2023 comprised of $474.9 million cash and the issuance of 10 million shares of Company common stock in lieu of $25.1 million cash pursuant to a share transfer agreement. Furthermore, on June 3, 2024, the Company entered into an amendment to the License Agreement with Akeso to expand its territories covered under the License Agreement to also include the Latin America, Middle East and Africa regions for which Summit paid an upfront payment of $15.0 million cash in the third quarter of 2024. In addition, the Company may also pay Akeso (a) milestone payments tied to achievement of regulatory approval of ivonescimab with various regulatory authorities in the Licensed Territory, (b) milestone payments tied to achievement of annual revenue from ivonescimab in the Licensed Territory and (c) royalty payments equal to low-double-digit percentage of annual revenues from ivonescimab in the Licensed Territory. In connection with the License Agreement, the Company agreed to purchase a certain portion of drug substance and/or drug product for clinical and commercial supply and to enter into a supply agreement with Akeso.

Pursuant to the terms of the License Agreement, Summit has final decision-making authority with respect to all of its commercialization activities including, but not limited to, commercial strategy, pricing and reimbursement in the Licensed Territory.

Summit has not assumed any liabilities (including contingent liabilities), nor acquired any physical assets or trade names, or hired or acquired any employees from Akeso in connection with the License Agreement.

Ivonescimab

Ivonescimab is a novel potential first-in-class PD-1 / VEGF-A bispecific antibody, believed to be the most advanced in clinical development in the Licensed Territory. Engineered with Akeso’s unique Tetrabody technology, ivonescimab, as a single molecule, blocks programmed cell death protein 1 (“PD-1”) from binding to PD-L1 and PD-L2, and blocks the protein vascular endothelial growth factor-A (“VEGF”) from binding to VEGF receptors. Ivonescimab is designed to potentially allow cooperative binding of the intended targets, such that the binding of VEGF increases the binding affinity of PD-1. In view of the co-expression of VEGF and PD-1 in the tumor micro-environment (“TME”), ivonescimab may block these two pathways more effectively and enhance the antitumor activity, as compared to combination therapy through what is believed to be a unique cooperative binding mechanism.

This could differentiate ivonescimab as there is potentially higher expression (presence) of both PD-1 and VEGF in tumor tissue and the TME as compared to normal tissue in the body. As shown in Akeso’s in-vitro studies, ivonescimab’s tetravalent structure (four binding sites) enables higher avidity (accumulated strength of multiple binding interactions) in the TME with over 10-fold increased binding affinity to PD-1 in the presence of VEGF. This tetravalent structure, the intentional novel design of the molecule, and bringing these two targets into a single bispecific antibody with cooperative binding qualities has the potential to direct ivonescimab to the tumor tissue versus healthy tissue. The intent of this design is to improve upon previously established efficacy thresholds, in addition to side effects and safety profiles associated with these targets.

Ivonescimab is currently being developed by both Akeso and the Company in multiple Phase III clinical trials. Over 4,000 patients have been treated with ivonescimab in clinical studies globally, and over 60,000 patients when considering those treated in a commercial setting in China as noted by Akeso.

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

In May 2025, we announced topline results from our multiregional, double-blinded, placebo-controlled, Phase III study HARMONi. At the prespecified primary data analysis, ivonescimab in combination with chemotherapy demonstrated a statistically significant improvement in PFS, the magnitude of which we believe to be clinically meaningful, with a hazard ratio of 0.52 (95% CI: 0.41 – 0.66; p<0.00001) compared to placebo in combination with chemotherapy; median PFS was 6.8 months for those patients receiving ivonescimab plus chemotherapy compared to 4.4 months for those receiving chemotherapy. PFS was assessed by BICR.

We believe the PFS hazard ratio that was observed in both Asian and Western sub-populations to be clinically meaningful. The primary analysis demonstrated the consistency of the magnitude of the PFS benefit between patients randomized in Asia and Western territories, as well as the consistency in a single-region study (HARMONi-A) with this multiregional study.

In a longer-term follow-up of PFS, which included all Western patients and at least six months of follow-up time for all patients, ivonescimab plus chemotherapy demonstrated a consistent improvement in PFS with an observed HR of 0.57 (95% CI: 0.46 – 0.71). With the longer-term follow-up analysis, consistency of the magnitude of PFS benefit was demonstrated between patients randomized in Asia and Western patients when measured by hazard ratio. This longer-term follow-up analysis of PFS was performed at the time of the primary OS analysis.

Ivonescimab in combination with chemotherapy showed a positive trend in OS in the primary analysis without achieving a statistically significant benefit with a hazard ratio of 0.79 (95% CI: 0.62 – 1.01; p=0.057). This trend provides further support for its use in 2L+ EGFRm NSCLC, a setting where high unmet need continues to exist with limited approved options in the United States and other western territories. Currently, there are no FDA-approved regimens that have demonstrated a statistically significant overall survival benefit in this patient setting. Both Asian and North American patients demonstrated a positive trend in overall survival. The results of the primary analysis in this multiregional study were consistent with that of the single-region randomized Phase III HARMONi-A study, which demonstrated a statistically significant OS benefit hazard ratio of 0.74 in the primary OS analysis in a similar patient population.

In September 2025, an additional ad hoc OS analysis was performed for the HARMONi study whereby the Western patients were followed for a longer period of time (Asian patients were locked at the time of the primary analysis). In this analysis that included longer-term follow-up of Western patients (median follow-up time of Western patients of 13.7 months), a hazard ratio consistent with the primary analysis was observed with an improved nominal p-value (HR=0.78; 95% CI: 0.62 – 0.98; nominal p=0.0332). Median OS for this analysis remained the same in both arms as was observed in the primary analysis. Median OS in Western patients receiving ivonescimab was 17.0 months compared to 14.0 months for those receiving placebo (HR=0.84); median OS in North American patients, specifically, had not yet been reached in the ivonescimab arm compared to 14.0 months in the placebo arm (HR=0.70). The hazard ratios for Western patients in totality, as well as patients from the North American and European regions individually, improved from the primary OS analysis to the analysis with longer-term follow-up of Western patients. Consistent benefit was observed across pre-defined subgroups.

The dual primary endpoints were allocated separate alpha levels and tested individually. The alpha was recycled from the PFS to the OS analysis upon the successful achievement of the PFS endpoint.

The safety profile of ivonescimab in combination with chemotherapy was acceptable and manageable in the context of the observed clinical benefit with comparable rates of discontinuation and death between both arms. There were 16 patients (7.3%) who discontinued ivonescimab due to treatment-related adverse events (“TRAEs”) compared to 11 patients (5.0%) who discontinued placebo due to TRAEs. There were four patients (1.8%) in the ivonescimab plus chemotherapy arm and five patients (2.3%) in the chemotherapy alone arm who died as a result of TRAEs. In the ivonescimab plus chemotherapy arm, 50.0% of patients experienced Grade 3 or higher TRAEs compared to 42.2% in the chemotherapy arm. Of note, 0.9% of patients in the ivonescimab plus chemotherapy arm experienced Grade 3 or higher treatment-related hemorrhagic (bleeding) events. Based on the results of the HARMONi clinical trial, Summit submitted a BLA in the fourth quarter of 2025 in order to seek approval for ivonescimab plus chemotherapy in this setting. Summit announced in January 2026 that the FDA accepted for filing the BLA, seeking approval for ivonescimab in combination with chemotherapy for this proposed indication. The FDA noted it intends to perform a complete review of the accepted and filed BLA, including planned mid-cycle and wrap-up meetings, and, subject to major deficiencies not being identified during the FDA’s review, proposed labeling, prior to the Prescription Drug User Fee Act goal action date of November 14, 2026.

HARMONi-3

HARMONi-3 study (NCT05899608) is a Phase III, multi-regional, potentially registration-enabling clinical trial for which we initiated sites in North America, China and Europe. The two primary endpoints for this study are PFS and OS, and the study compares ivonescimab plus platinum-based doublet chemotherapy versus pembrolizumab plus platinum-based doublet chemotherapy in first-line patients with metastatic squamous NSCLC and non-squamous NSCLC. Enrollment is ongoing in all regions for patients with squamous and non-squamous tumors.

In October 2025, the Company announced a protocol amendment to separate the statistical analysis of the primary endpoints by histology. Therefore, there will be separate analyses conducted to evaluate ivonescimab plus chemotherapy compared to pembrolizumab plus chemotherapy in patients with squamous NSCLC and in patients with non-squamous NSCLC.

In order to sufficiently power for both primary endpoints (PFS and OS) in both cohorts of this study, Summit plans to enroll approximately 600 patients with squamous NSCLC and 1,000 patients with non-squamous NSCLC.

As a result of having two separate intention-to-treat analyses within the HARMONi-3 study, the analyses for squamous tumors and non-squamous tumors may be conducted at separate times, as each analysis will be conducted upon the prespecified numbers of events being reached in the separate cohorts.

Screening for patient enrollment has been completed for the planned patient count for the squamous cohort of HARMONi-3 in the first quarter of 2026. For the squamous cohort, we amended the study’s statistical analysis plan and expect to conduct an interim analysis for PFS in the second quarter of 2026. We anticipate that OS will be immature at the time of the interim PFS analysis. The Company expects to reach the prespecified number of events for the final PFS analysis for this cohort, if required, in the second half of 2026. An interim analysis for OS may be conducted at a similar time.

Enrollment in the non-squamous cohort of HARMONi-3 is expected to complete in the second half of 2026. The Company expects to perform the final PFS analysis for this cohort in the first half of 2027. The Company will determine if an interim PFS analysis will be conducted for the study in the second half of 2026. Interim analyses for OS are planned to be conducted, based upon reaching prespecified numbers of events.

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

HARMONi-GI3

In the fourth quarter of 2025, the Company activated trial sites and began enrolling patients in HARMONi-GI3, a Phase III, multi-regional, clinical trial evaluating ivonescimab plus chemotherapy compared to bevacizumab plus chemotherapy as first line therapy in patients with unresectable metastatic CRC. The primary endpoint for this study is PFS and Summit plans to enroll approximately 600 patients.

Non-Sponsored Phase III Clinical Studies (Summit’s License Territories)

In the first quarter of 2026, the Company announced that GORTEC, a cooperative group dedicated to Head and Neck Oncology, will begin to activate clinical trial sites in the Phase III clinical study, ILLUMINE (NCT07264075), which will evaluate ivonescimab monotherapy and ivonescimab in combination with ligufalimab, Akeso’s proprietary anti-CD47 monoclonal antibody, against monotherapy pembrolizumab in a three-arm study. The study is intended to be conducted in multiple countries in Europe and in China; Summit will consider the expansion of this study into the United States. The primary endpoint for the study is OS. The study, currently planned to enroll 780 patients with recurrent or metastatic PD-L1 positive head and neck squamous cell carcinoma (HNSCC), is expected to begin enrollment in the second quarter of 2026.
Data supporting this study was previously presented at ESMO 2024, whereby ivonescimab in combination with ligufalimab demonstrated an objective response rate of 60% in 20 patients with a median PFS of 7.1 months after a median follow-up time of 4.1 months; OS was not mature at the time of this analysis. At the time of data cut-off for this presentation, no patients receiving ivonescimab plus ligufalimab permanently discontinued drug treatment due to treatment-related adverse events.

Potential Future Clinical Development and Additional Current Activities

Summit is conducting its current clinical trials and plans to design and conduct additional clinical trial activities for ivonescimab within its Licensed Territory to support and submit relevant regulatory filings. We intend to explore further clinical development of ivonescimab in solid tumor settings outside of metastatic NSCLC and metastatic CRC, our current areas of focus in our Phase III clinical trials.

In the fourth quarter of 2023, we began collaborating with multiple institutions globally and opened our investigator- sponsored trials program across several disease areas. We continued to expand this program in 2024 and 2025 in order to discover additional opportunities for ivonescimab, including in several tumors outside of our current development plan.

We plan to review the data generated from these clinical trials as well as Akeso-sponsored clinical trials as a part of our consideration for advancing our clinical development pipeline for ivonescimab in the Licensed Territory.

Additional Ivonescimab Development: Akeso-Sponsored Trials

Akeso is currently developing ivonescimab in NSCLC and other solid tumor settings. Ivonescimab was approved by the National Medical Products Administration (“NMPA”) in May 2024 in China in combination with chemotherapy for patients with EGFR-mutated NSCLC whose tumors have progressed following an EGFR-TKI based on the results of the HARMONi-A clinical trial. Subsequently, ivonescimab was approved by the NMPA in April 2025 as monotherapy based on the results of the HARMONi-2 study in first-line, PD-L1 positive NSCLC. Also in October 2025, Akeso announced the positive data for the HARMONi-6 study in first-line squamous NSCLC for ivonescimab in combination with chemotherapy. Further details related to these three trials, in addition to other Phase II clinical data, are described further below. Akeso is currently conducting Phase III clinical trials in combination with chemotherapy in first-line biliary tract cancer (“HARMONi-GI1”), in first-line advanced PD-L1 low or negative triple-negative breast cancer (“TNBC”) (“HARMONi-BC1”), in first-line advanced microsatellite stable CRC (“HARMONi-GI6”) and in NSCLC for patients whose tumors have progressed following PD-(L)1 inhibitor based therapy (“HARMONi-8A”), as well as in combination with ligufalimab, a proprietary Akeso-owned investigational CD-47 monoclonal antibody, in first-line recurrent / metastatic PD-L1 positive head-and-neck cancer (“HARMONi-HN1”) and in combination with ligufalimab plus chemotherapy in first-line advanced pancreatic cancer (“HARMONi-GI2”). In addition, Akeso is conducting a Phase 3 study with ivonescimab after consolidation chemotherapy and radiotherapy in the limited stage small cell lung cancer (“SCLC”) setting (HARMONi-9).

HARMONi-A

Based on data published by Akeso at the American Society of Clinical Oncology (“ASCO 2024”) and in a publication in the Journal of the American Medical Association (JAMA) in the HARMONi-A study, in a single-region (China), randomized, double-blinded Phase III study in patients with NSCLC who have progressed following an EGFR-TKI, ivonescimab achieved its primary endpoint of PFS when combined with doublet chemotherapy (pemetrexed and carboplatin). Patients experienced a 54% reduction in disease progression or death as compared to placebo plus doublet-chemotherapy (HR: 0.46, 95% CI: 0.34 - 0.62; p<0.001). In a pre-specified subgroup analysis of patients who received a previous third-generation TKI, a hazard ratio of 0.48 was observed. At the primary OS analysis of HARMONi-A, ivonescimab achieved a hazard ratio of 0.74 (95% CI: 0.58,

0.95, p=0.019), demonstrating a statistically significant and clinically meaningful OS benefit, which was presented in November 2025 at the 2025 Annual Meeting for the Society for Immunotherapy for Cancer (SITC 2025). Ivonescimab demonstrated an acceptable and manageable safety profile, which was consistent with previous studies. There were nine patients (5.6%) who discontinued ivonescimab plus chemotherapy due to TRAEs compared to four patients (2.5%) who discontinued chemotherapy plus placebo due to TRAEs. No TRAEs resulted in the death of a patient in either arm in this Phase III study. Full results were published in JAMA (Fang et al. 2024).

HARMONi-2

After announcing positive qualitative results on May 30, 2024 for the HARMONi-2 trial, also referred to as AK112-303, a randomized, single-region (China) Phase III study sponsored by Akeso, quantitative data was presented on September 8, 2024 from the primary analysis as part of the Presidential Symposium at the International Association for the Study of Lung Cancer’s (“IASLC”) 2024 World Conference on Lung Cancer (“WCLC 2024”). The HARMONi-2 presentation evaluated monotherapy ivonescimab compared to monotherapy pembrolizumab in patients with locally advanced or metastatic NSCLC whose tumors have positive PD-L1 expression. HARMONi-2 is a single region, multi-center, double-blinded Phase III study conducted in China sponsored by Akeso, with all relevant data exclusively generated, managed, and analyzed by Akeso.

In the HARMONi-2 primary analysis, ivonescimab monotherapy demonstrated a statistically significant improvement in the trial’s primary endpoint, PFS by Independent Radiologic Review Committee (“IRRC”), when compared to monotherapy pembrolizumab, achieving a hazard ratio of 0.51 (95% CI: 0.38, 0.69; p<0.0001). A clinically meaningful benefit was demonstrated across clinical subgroups, including patients with tumors with high PD-L1 expression. OS data was not yet mature at the time of the data cutoff of the primary PFS analysis.

Ivonescimab demonstrated an acceptable and manageable safety profile, which was consistent with previous studies. There were three patients (1.5%) who discontinued ivonescimab due to TRAEs compared to six patients (3.0%) who discontinued pembrolizumab due to TRAEs. There was one patient in the ivonescimab arm and two patients in the pembrolizumab arm who died as a result of TRAEs in this Phase III study. Full results were published in Lancet (Xiong et al. 2025).

On April 25, 2025, Akeso announced that ivonescimab was approved in China by the NMPA for a second indication based on the results of the HARMONi-2 trial. As a part of the review of the supplemental marketing application submitted by Akeso seeking a label expansion of ivonescimab in China, the NMPA requested that Akeso perform an interim analysis of OS. Akeso announced that the results of this interim OS analysis included a clinically meaningful hazard ratio of 0.777. The analysis was conducted at 39% data maturity, with a nominal alpha level of 0.0001 that had not reached statistical significance.

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

In the HARMONi-6 planned PFS interim analysis, ivonescimab in combination with chemotherapy demonstrated a statistically significant improvement in the primary endpoint, PFS, by IRRC, when compared to tislelizumab in combination with chemotherapy, achieving a hazard ratio of 0.60 (95% CI: 0.46, 0.78; p<0.0001). A clinically meaningful benefit was demonstrated across clinical subgroups, including those with either PD-L1 negative or positive expression, as well as high-risk patients. OS data was not yet mature at the time of the data cutoff and is planned to be evaluated in the future.

Ivonescimab demonstrated an acceptable and manageable safety profile in the HARMONi-6 study, which was consistent with previous Phase III studies conducted studying ivonescimab. Nine patients (3.4%) discontinued ivonescimab plus chemotherapy due to TRAEs compared to 11 patients (4.2%) receiving tislelizumab plus chemotherapy due to TRAEs. There were eight patients in the ivonescimab plus chemotherapy arm and 10 patients in the tislelizumab plus chemotherapy arm who died as a result of TRAEs in this Phase III study. Results were published in Lancet (Chen et al. 2025)

Additional Phase II Data Sets

In addition to the HARMONi-2 data announced at WCLC 2024, Akeso also announced Phase II trial results from AK112-205, for patients with Stage II or III resectable NSCLC. Further, the Company announced data for ivonescimab was presented as a part of the 2024 European Society for Medical Oncology Annual Congress (“ESMO 2024”) featuring updated Phase II ivonescimab data in advanced TNBC, for which subsequent updates to the data have been presented thereafter, recurrent /

metastatic head and neck squamous cell carcinoma, and metastatic microsatellite-stable CRC. At ASCO 2024, Akeso presented ivonescimab Phase II data in biliary-tract cancer. Earlier, at the 2024 European Lung Cancer Conference, Akeso announced updated data from AK112-201 (Cohort 1), a Phase II study for patients with first-line advanced NSCLC. Each trial from which the data was generated was a multi-center Phase II study conducted in China sponsored by Akeso, with data generated and analyzed by Akeso.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain marketing approvals for their products more rapidly than we obtain approval for ours giving them significant first movers advantage. Our commercial opportunity could also be reduced or eliminated if the results of our clinical trials, both safety and efficacy, combined with other factors, do not lead to significant adoption of our product.

Competition for ivonescimab

The Company is developing ivonescimab in NSCLC and CRC, specifically conducting Phase III clinical trials in the following proposed indications:

(a) ivonescimab combined with chemotherapy in patients with EGFR-mutated, locally advanced or metastatic non-squamous NSCLC who were previously treated with a third-generation EGFR-TKI (“HARMONi”);

(b) ivonescimab combined with chemotherapy in patients with first-line metastatic NSCLC (including separate statistical analyses planned for patients with squamous NSCLC and non-squamous NSCLC) (“HARMONi-3”);

(c) ivonescimab monotherapy in patients with first-line metastatic NSCLC whose tumors have high PD-L1 expression (“HARMONi-7”); and

(d) ivonescimab combined with chemotherapy in patients with first-line unresectable metastatic CRC (“HARMONi-GI3”).

Ivonescimab is also being investigated in multiple Phase II and Phase III clinical trials in China. We plan to review the data generated from these clinical trials as well as other data generated in studies with ivonescimab as a part of our consideration for advancing our clinical development pipeline for ivonescimab in the Licensed Territory.

There are no known PD-1-based bispecific antibodies currently approved by the FDA, the European Medicines Agency (“EMA”), or Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”). There are currently no known approved PD-1 / VEGF bispecific antibodies that are further advanced in clinical trial development or approved in the territories in which we have licensed ivonescimab. However, there are several PD-(L)1/VEGF(R2) bispecific antibodies in development around the world, including multiple that are currently in development or with planned development globally. These include, but are not limited to pumitamig (BNT327), which is owned by BioNTech SE and being developed in a collaboration with Bristol Myers Squibb Co. since June 2025, which has begun conducting Phase III clinical studies globally, PF’4404 (SSGJ-707 / PF-08634404), which was licensed globally, ex-China by Pfizer Inc. in July 2025, LM-299, which was licensed globally by Merck & Co., Inc. in November 2024, and RC148, which was licensed outside of Greater China by AbbVie Inc. in January 2026.

Our current clinical development plan in the Licensed Territory has focused primarily on NSCLC. Several pharmaceutical and biotechnology companies have established themselves in the market for the treatment of NSCLC, and several additional companies are developing products for the treatment of NSCLC. Currently, the most commonly used treatments for first-line NSCLC without genomic alterations are several immuno-oncology drugs and chemotherapies, administered either individually as monotherapy, in combination with each other, or in combination with other approved therapeutics. In addition to various chemotherapies, several immunotherapies have been approved by the FDA for these treatments, including, but not limited to pembrolizumab, atezolizumab, nivolumab, durvalumab, cemiplimab and ipilimumab. There are anti-angiogenic therapies which are approved for the treatment of certain lung cancers, including bevacizumab in front-line non-squamous NSCLC, as well as ramucirumab for patients who have progressed after platinum-based chemotherapy. The proposed indications for ivonescimab in the HARMONi-3 and HARMONi-7 clinical trial settings in first-line NSCLC may face competition from clinical candidates such as novel immunotherapy targets including various clinical candidates targeting T-cell immunoreceptors with Ig and ITIM domains (TIGIT) and lymphocyte activation gene 3 (LAG-3) each of which have various developers for different candidates as either monoclonal antibodies or multispecific antibodies, a bispecific antibody, volrustomig (AstraZeneca), rilvegostomig (AstraZeneca) and antibody drug conjugates (ADCs) with novel targets such as datopotamab deruxetecan (AstraZeneca and Daiichi Sankyo), sacituzumab tirumotecan (Merck), and sigvotatug vedotin (Pfizer), each having announced, are currently enrolling in, or having completed enrollment in Phase III clinical trials. Phase III clinical trials with pumitamig and PF’4404 are being conducted or intentions to conduct have been announced by their respective sponsors in first-line NSCLC in combination with chemotherapy, similar to the setting in which HARMONi-3 is currently being conducted.

For those patients with advanced NSCLC with EGFR mutations, there are several targeted therapies that have also been approved in the front-line setting, including, but not limited to, osimertinib (AstraZeneca) with or without chemotherapy and amivantamab and lazertinib (both from Johnson & Johnson). The proposed indication for ivonescimab in the HARMONi clinical trial setting, post third-generation EGFR-TKIs such as osimertinib or lazertinib, may face competition from amivantamab plus chemotherapy and datopotamab deruxetecan (AstraZeneca and Daiichi Sankyo), which are fully approved post TKI and have an accelerated approval post TKI and post chemotherapy, respectively. In addition, investigational agents such as sacituzumab tirumotecan (Merck), izalontamab brengitecan (BMS), telisotuzumab adizutecan (AbbVie) and savolitinib (AstraZeneca) are currently being investigated in the post-TKI setting in those patients with advanced EGFR mutation positive NSCLC.

Beyond NSCLC, we are currently conducting the Phase III study for patients with first line metastatic unresectable CRC, HARMONi-GI3. For those patients with metastatic unresectable CRC whose tumors are not designated as mismatch repair deficient or have a specific treatable driver mutation (e.g., BRAF) in the first-line setting, there are limited treatment options beyond the currently approved regimens of bevacizumab plus chemotherapy, as well as cetuximab plus chemotherapy for a subset of these patients. Intentions to conduct Phase III clinical trials with pumitamig and PF’4404 have been announced by their respective sponsors in first-line metastatic unresectable CRC, similar to the setting in which HARMONi-GI3 is currently being conducted. In addition, novel agents such as amivantamab plus chemotherapy are currently being investigated in a subset of this setting.

Should ivonescimab ultimately receive marketing authorization in certain jurisdictions within the Licensed Territory, the marketing authorization holder for some of the approved agents may lose exclusive rights to these agents, increasing competition from biosimilar agents or generic compounds.

As we intend to explore further clinical development of ivonescimab in solid tumor settings outside of metastatic NSCLC and metastatic CRC, our current area of focus in our Phase III clinical trials, we will encounter significant competition in the development of ivonescimab in each of these potential settings.

Manufacturing

We do not own or operate, and currently have no plans to own manufacturing facilities for the production of clinical or commercial quantities of ivonescimab. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop.

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

Intellectual Property

We have obtained and maintain proprietary protection for our product candidates, technology and know-how. We strive to protect the proprietary technology by, among other methods, seeking and maintaining patents, where available, that are intended to cover our product candidates, compositions and formulations, their methods of use and processes for their manufacture and any other inventions that are commercially important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary and competitive position.

Ivonescimab Program. Following the completion of the License Agreement with Akeso, we have in-licensed the rights to various Akeso patents and patent applications covering ivonescimab and related compositions of matter and methods of manufacture/use in the Licensed Territory and have rights to control prosecution of such in-licensed intellectual property in the Licensed Territory in collaboration with Akeso. We continue to develop, identify, and strive to protect other technologies that are commercially relevant to our ivonescimab position. Our current ivonescimab patents cover regions including the United States, Europe and Japan and include compositions of matter and methods of preparation / use. Our current ivonescimab patents expire from 2039 – 2040. The protection afforded by any particular patent depends upon many factors, including the type of patent, scope of coverage encompassed by the granted claims, availability of extensions of patent term, availability of legal remedies in the particular territory in which the patent is granted, and success of any challenges to the patent, if asserted. Changes in either patent laws or in the interpretation of patent laws in the United States and other countries could diminish our ability to protect our inventions and to enforce our intellectual property rights. Accordingly, we cannot predict with certainty the enforceability of any granted patent claims or of any claims that may be granted from our patent applications.

Trade Secrets. In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. Trade secrets and know-how can be difficult to protect; however, we take reasonable steps to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors, manufacturers, and commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Trademarks. We are in the process of selecting a name for ivonescimab, which we will pursue protection for as a trademark in the Licensed Territory. In connection with the development of our product pipeline, we will seek protection for marks we currently use and future marks when appropriate.

We may not be able to obtain, maintain or protect the intellectual property rights necessary to conduct our business, and we may be subject to claims, whether or not meritorious, that we infringe or otherwise violate the intellectual property rights of third parties or that our patent claims are not valid. For more information, please see the section on “Risk Factors – Risks Related to Intellectual Property”.

Government Regulation

As a biopharmaceutical company focused on the discovery, development, and commercialization of novel therapeutics for serious diseases, we are subject to extensive and ongoing regulation by government authorities, including regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations, as well as by other regulatory bodies in the United States, Europe and other countries in which we operate. Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, record keeping, labeling, pricing, reimbursement, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, import and export and patenting of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs and Biological Products in the United States

In the United States, the FDA regulates drugs under the FDCA and implementing regulations. An entity that takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a “sponsor” or “applicant.” Biological products used for the prevention, treatment or cure of a disease or condition of a human being are subject to regulation under the FDCA, except that the section of the FDCA that governs the approval of new drug applications (“NDAs”) does not apply to the approval of biological products. Biological products are approved for marketing under provisions of the Public Health Service Act (the “PHSA”), via a BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. The failure of a sponsor to comply with the FDCA and applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant or sponsor to a variety of administrative or judicial sanctions, including imposition of a clinical hold or other delays in the conduct of a study, refusal by the FDA to approve pending applications, withdrawal of an approval, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production, importation or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice (“DOJ”), or other federal and state governmental entities.

An applicant seeking approval to market and distribute a new drug or biological product in the United States must typically undertake the following:

•completion of nonclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”) regulations;
•submission to the FDA of an Investigational New Drug (“IND”) Application, which must take effect before human clinical trials may begin;
•approval by an independent institutional review board (“IRB”) of each clinical study at each research site before a clinical trial may be initiated at the site;
•performance of adequate and well-controlled human clinical trials in accordance with current good clinical practice (“GCP”) standards, to establish the safety and efficacy of the proposed drug product for each indication;
•preparation and submission to the FDA of an NDA or BLA;
•a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the submission for review;
•review of the product candidate by an FDA advisory committee, where appropriate or if applicable;
•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices (“cGMP”), requirements and to ensure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•satisfactory completion of FDA audits of clinical trial sites to ensure compliance with GCPs and the integrity of the clinical data submitted in support of the NDA/BLA;
•payment of user fees and securing FDA approval of the NDA/BLA for the marketing of the drug product; and
•compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies (“REMS”), where applicable, and any post-approval studies required by the FDA.

Nonclinical Studies

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

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in a clinical investigation and serves as a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA/BLA. In support of a request for an IND, a sponsor must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the submission of each new IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA when there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls (“CMC”). A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation, and FDA must provide a basis for its imposition within 30 days after imposition of a clinical hold. A partial clinical hold is a delay or suspension of fewer than all of the clinical investigations, or certain parts of a clinical investigation, subject to the IND.

Following issuance of a clinical hold or partial clinical hold, an investigation, or the parts of the investigation subject to the partial clinical hold, may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, such studies must be conducted in accordance with GCP, including review, approval, and continuing review by an independent ethics committee, or IEC, and freely given informed consent from subjects. The GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s requirements are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

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

Additionally, some trials are overseen by an independent group of qualified experts with relevant expertise known as a data safety monitoring board or data safety monitoring committee (“DSMB”). A DSMB is organized by the trial sponsor but should be independent of the sponsor. The DSMB recommends to the sponsor whether to continue, modify, or stop a trial or trials based on its periodic review of accumulating data from one or more clinical trials. Suspension or termination of a clinical trial or a clinical development program during any phase of clinical trials can occur if it is determined by the FDA, an IRB/EC, the sponsor, or the clinical investigator that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

Information about certain clinical trials must be submitted within specific timeframes for public dissemination on its ClinicalTrials.gov website. The failure to submit such clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties.

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under a protocol submitted to an IND for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug.

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

Sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) must make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Sponsors are required to make expanded access policy publicly available upon the earlier of the first initiation of a Phase II or Phase III study with respect to such investigational drug; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy. Sponsors are not required to provide access to investigational products via expanded access, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

In addition, the Right to Try Act, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek access to an investigational drug product without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Under the Pediatric Research Equity Act (“PREA”) of 2003, an application or supplement to an NDA or BLA for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must contain a pediatric assessment unless the applicant has obtained a waiver or deferral. The pediatric assessment includes data to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective or reasons why dosing in pediatric patients is not recommended. Sponsors of drug product applications subject to PREA must also submit pediatric study plans during the development program. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, any deferral or waiver requests and other information required or applicable by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the pediatric plan at any time.

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

Any company that submits an NDA/BLA for certain cancer indications must submit pediatric assessments with the NDA/BLA if the drug is intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer. The investigation must be designed to yield clinically meaningful pediatric study data regarding the dosing, safety and preliminary efficacy to inform pediatric labeling for the product.

Submission of an NDA/BLA to the FDA

Assuming successful completion of required clinical investigations and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs and BLAs is subject, under the Prescription Drug User Fee Reauthorization Act of 2022 (“PDUFA VII”), to an application user fee, which for federal fiscal year 2026 is $4,682,000 for an application requiring clinical data. The applicant for an approved NDA/BLA is also subject to an annual program fee, which for the fiscal year 2026 is $442,213. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for the first application for certain small businesses.

Following submission of an application, the FDA conducts a filing review of an NDA or BLA within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information rather than file an NDA or BLA. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA files it. Once the submission is filed, the FDA begins an in-depth substantive review.

The FDA has agreed to certain performance goals in the review process of NDAs and BLAs. Under the agency's PDUFA VII commitments, 90% of applications seeking approval of new molecular entities (“NMEs”) are meant to be reviewed within ten months from the date on which FDA files the NDA or BLA, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. The FDA does not always meet its PDUFA goal dates for standard and priority applications.

Before approving an NDA or BLA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections cover all or selected facilities associated with an NDA/BLA submission, including drug component manufacturing (such as API), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to ensure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to ensure compliance with GCP.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to ensure safe use (“ETASU”). ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

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

Fast Track, Breakthrough Therapy and Priority Review

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast-track designation, breakthrough therapy designation and priority review designation.

Specifically, the FDA may grant fast track designation to a product if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA, and the FDA may initiate review of sections of a fast track product’s application before the NDA or BLA is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast-track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s goal for reviewing a fast track application does not begin until the last section of the NDA or BLA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging from the clinical development program.

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

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months following the FDA’s filing of the application.

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

The Food and Drug Omnibus Reform Act of 2022 modified certain statutory provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial well underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months; and use expedited procedures to withdraw accelerated approval of an NDA or BLA if a confirmatory trial fails to verify the product’s clinical benefit or the sponsor fails to conduct the required confirmatory trial with due diligence. In March 2023, the FDA issued draft guidance outlining its current thinking and approach to accelerated approval for oncology therapeutics. Noting that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer, FDA’s guidance outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology products. FDA recommended a randomized controlled trial as the preferred approach to assessing the safety and efficacy as it provides a more robust efficacy and safety assessment and allows for direct comparisons to a concurrent control. This is a departure from the previously common use of single-arm trials to support accelerated approval of oncology products. While this draft guidance is not legally binding, sponsors seeking consideration of a product for accelerated approval typically adhere to the FDA’s guidance to enhance the likelihood of their products qualifying for accelerated approval.

The FDA’s Decision on an NDA or BLA

On the basis of the FDA’s evaluation of the NDA or BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA will issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record keeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences related to the use of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fee requirements for any marketed product.

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

Once an approval is granted, the FDA may withdraw marketing approval for a drug product if compliance with regulatory requirements and standards is not maintained or if unanticipated adverse events or other safety concerns occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. Regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product may not be promoted for uses that are not approved by the FDA, as reflected in the product’s approved prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting manufacturers and their representatives from promoting a drug product for off-label uses or uses that are otherwise inconsistent with the product’s labeling. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in non-promotional, non-misleading communication regarding uses of a product that are inconsistent with a product’s labeling, such as distributing certain scientific information or publications such as medical journal articles.

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

Marketing Exclusivity and Biosimilars

The Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products shown to be biosimilar to an FDA-licensed reference biological product. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, toxicity studies, and a clinical trial or trials. A biosimilar may be approved as interchangeable with its reference biological product. Interchangeability requires that a biological product both be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Under most state laws, interchangeable products may be used in place of the reference biological product.

A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product during which the FDA will not approve a biosimilar referencing the reference biological product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency.

Pediatric Exclusivity

Pediatric exclusivity is an extension of existing non-patent marketing exclusivity available to biological product manufacturers in the United States who have met criteria qualifying their products for pediatric exclusivity and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity for each of the manufacturers products with the same active moiety, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA/BLA sponsor submits pediatric data or fairly responds to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the studies were completed using appropriate formulations and within the requested time frame, and the studies were conducted in accordance with commonly accepted scientific principles, the additional protection may be granted. Upon any exclusivity determination by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity cover the product are extended by six months.

Patent Term Restoration and Extension

The term of a U.S. patent that covers a drug, biological product or medical device approved pursuant to a premarket approval may also be eligible for patent term extension when FDA approval is granted, provided that certain statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under development and regulatory review while the patent is in force, reduced by any time during which the applicant failed to exercise due diligence. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension, and only those claims reading on the approved drug may be extended. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug, provided that statutory and regulatory requirements are met. The U.S. Patent and Trademark Office (“USPTO”) reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Orphan-Drug Designation and Exclusivity

Under the Orphan Drug Act, FDA may grant orphan drug designation to a drug or biologic product intended to treat a rare disease or condition. A rare disease or condition is defined as one that either affects fewer than 200,000 individuals in the United States or for which a manufacturer has no reasonable expectation that the cost of developing and making the product available in the United States for the disease or condition will be recovered from sales of the product. A manufacturer may request an orphan drug designation for either a previously unapproved product or a new use of an FDA-approved product. Orphan drug designation must be requested before submission of an NDA or BLA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, though companies developing orphan products may be eligible for certain financial incentives such as tax credits for qualified clinical testing or waiver of certain application fees.

If a product that has orphan drug designation subsequently receives the first FDA approval for the rare disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity. This is a seven-year period of marketing exclusivity during which FDA may not approve any other applications to market the same active ingredient or active moiety for the same indication, except in limited circumstances. Such limited circumstances may include a subsequent product’s showing of clinical superiority over the product with orphan drug exclusivity or drug shortage. Competitors, however, may receive approval of different active ingredients or active moieties for the same indication or obtain approval for the same therapeutic agent or active moiety for a different indication.

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

Regulation and Marketing Authorization in the European Union (“E.U.”)

Clinical Trial Approval

The Clinical Trials (EU) No Regulation 536/2014 (“CTR”), Commission Implementing Regulation (EU) 2017/556 on the detailed arrangements for the GCP, Commission Delegated Regulation (EU) 2017/1569 and Commission Directive (EU) 2017/1572 on Good Manufacturing Practice (“GMP”) and Commission Guidelines such as Volume 10 of “The rules governing medicinal products in the European Union” govern the system for the approval of clinical trials in the E.U. Under this system, an applicant planning to conduct a clinical trial on an investigational medicinal product in the EU or European Economic Area (EEA”) must apply for authorization of this trial through the EU central single entry point: the Clinical Trials Information System (“CTIS”). The applicant submits its application dossier via CTIS, consisting of (among other documents) the cover letter, the EU application form, the study protocol and the Investigational Medicinal Product Dossier. The applicant shall submit this dossier to the intended Member States concerned through CTIS and shall propose one of the Member States concerned as the Reporting Member State (“RMS”). The RMS validates the application and reviews whether the application dossier is complete. After this, the RMS will draw up an assessment report (Part I of the approval process). For Part II of the approval process, all Concerned Member States shall assess, for their own territory, the application dossier of the applicant. Each Concerned Member State shall notify the applicant through the EU CTIS portal as to whether the clinical trial is authorized, whether it is authorized subject to conditions, or whether authorization is refused.

On January 31, 2022, the CTR became applicable. From this date, a three-year transition period started, to ensure that ongoing clinical trials could align with the rules as laid down in the CTR. From 31 January 2025 onwards, all clinical trials in the EU/EEA must be conducted in accordance with the CTR. This means that the Clinical Trials Directive 2001/20/EC (and any national legislation implementing the Directive) is now fully replaced by the CTR. The CTR is directly applicable in all the E.U. Member States.

The CTR simplifies and streamlines the approval of clinical trials in the E.U. The main characteristics of the Regulation include: a streamlined application procedure via a single entry point, the CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts as described above. Part I is assessed by the appointed RMS, whose assessment report is submitted for review by the sponsor and all other competent authorities of all E.U. Member States in which an application for authorization of a clinical trial has been submitted. Part II is assessed separately by each Concerned Member State. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Concerned Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

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

Under the centralized procedure, the Committee for Medicinal Products for Human Use (“CHMP”) – EMA’s committee responsible for human medicines – is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the E.U., the maximum timeframe for the evaluation of an MAA is 210 days after submission of a valid application, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Overall, the assessment of a new medicine usually lasts around a year. Accelerated evaluation might be granted by the CHMP in exceptional cases when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, but the CHMP can revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of E.U. law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product, the European Commission must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the E.U. Member States and chaired by a non- voting European Commission representative. The European Parliament also has a related “droit de regard.” The European Parliament’s role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.

The European Commission may grant a so-called “marketing authorization under exceptional circumstances” on the basis of article 14(8) of Regulation (EC) No 726/2004. Such authorization is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, for objective, verifiable reasons, for instance because the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. The Rapporteur, Co-Rapporteur and the other CHMP members will assess the justification/data submitted for exceptional circumstances as part of the overall assessment of the benefit/risk of the application. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

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

The European Commission may also grant a so-called “conditional marketing authorization” on the basis of article 14a of Regulation (EC) No 726/2004, prior to the applicant obtaining the comprehensive clinical data required for an application for a full marketing authorization, in order to meet unmet medical needs of patients and in the interest of public health. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products) if: (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization. Applicants for a potential conditional marketing authorization are strongly encouraged to engage in early dialogue with EMA and other stakeholders (e.g. health technology assessment bodies) and discuss their development plan. EMA also encourages applicants to request accelerated assessment for products deemed suitable for a conditional marketing authorization.

The E.U. medicines framework preserves the competence of the E.U. Member States to adopt national legislation prohibiting or restricting the sale, supply or use of any medicinal product containing, consisting of or derived from a specific type of human or animal cell, such as embryonic stem cells. While the products we have in development do not make use of embryonic stem cells, it is possible that the national laws in certain E.U. Member States may prohibit or restrict us from commercializing our products, even if they have been granted an E.U. marketing authorization.

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

For certain applications, such as applications for products designated as orphan medicinal products or products falling under the compulsory scope of the centralized procedure, the mutual recognition procedure and the decentralized procedure cannot be used.

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

In April 2023, the European Commission published a proposal to reform the current pharmaceutical framework, including revision of the regulatory data protection system. In the latest version of the proposal, published on 11 December 2025, the regulatory data protection will consist of 8 years of data exclusivity, same as under the current legal framework, and one additional year of market exclusivity. This means a total of 8+1 years of protection, instead of the current 8+2 years. Under the reformed legislation, there will be a possibility to obtain one additional year of exclusivity (8+1+1) under certain circumstances and another year (8+1+1 or 8+1+1+1) for a new indication of significant clinical benefit, with a capped overall regulatory protection of 11 years.

The final text of the reform proposal is expected to be endorsed and published in the first half of 2026 and, after a transition period, the new legislation is expected to start to apply from mid-2028.

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

Once authorized, orphan medicinal products are entitled to 10 years of market exclusivity in all E.U. Member States and in addition a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all Member States and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10-year period with the consent of the marketing authorization holder for the original orphan medicinal product, or if the manufacturer of the original orphan medicinal product is unable to supply the medicine in sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is shown to be safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product (a) no longer satisfies the original designation criteria; or (b) is sufficiently profitable not to justify maintenance of market exclusivity.

The proposal to reform the current pharmaceutical framework as mentioned above also intends to revise the orphan drug designation and exclusivity regime. In the latest version of the proposal, orphan market exclusivity will be reduced from the current 10 years to 9 years. Extension by another 2 years will be possible for so-called “breakthrough orphan medicinal products”. Although the final text has not yet been published, previous drafts also included the concept of “global orphan marketing authorization”, which would no longer grant additional separate orphan market exclusivity for second or further orphan therapeutic indications. Also, previous drafts allowed generics, biosimilars or other second applicants to apply for marketing authorization two years before expiry of orphan market exclusivity thus effectively reducing the innovator’s market exclusivity compared to the current legal framework. Again, final text of the reform proposal is expected to be endorsed and published in Q1 or Q2 of 2026 and, after a transition period, the new legislation is expected to start to apply from mid-2028.

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
•The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable E.U. laws, regulations and guidance, including Directive 2001/83/EC, Directive 2017/1572/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for GMP. These requirements include compliance with E.U. cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the E.U. with the intention to import the active pharmaceutical ingredients into the E.U.;
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

Patent Term Extension

In order to compensate the patentee for delays in obtaining a marketing authorization for a patented product, a supplementary protection certificate (“SPC”) in E.U. Member State or Patent Term Extension (“PTE”) in U.S. may be granted extending the exclusivity period for that specific product by up to five years. PTE applications must be filed with the USPTO within 60 days of regulatory approval. Applications for SPCs must be made to the relevant patent office in each E.U. Member State and the granted certificates are valid only in the Member State of grant. An application has to be made by the patent owner within six months of the first marketing authorization being granted in the E.U. (assuming the patent in question has not expired, lapsed or been revoked) or within six months of the grant of the patent (if the marketing authorization is granted first). In the context of SPCs, the term “product” means the active ingredient or combination of active ingredients for a medicinal product and the term “patent” means a patent protecting such a product or a new manufacturing process or application for it. The duration of an SPC is calculated as the difference between the patent’s filing date and the date of the first marketing authorization, minus five years, subject to a maximum term of five years.

A six month pediatric extension of an SPC may be obtained where the patentee has carried out an agreed Pediatric Investigation Plan, the authorized product information includes information on the results of the studies and the product is authorized in all E.U. Member States.

Regulatory Framework in the United Kingdom (“UK”)

The United Kingdom’s withdrawal from the E.U. took place on January 31, 2020 (“Brexit”). The EU and the UK have two separate markets governed by two distinct regulatory and legal regimes, although the UK’s GMP and GCP frameworks remain largely based on the EU frameworks.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the “Northern Ireland Protocol” which was put in place shortly after Brexit with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and each of the UK government and the E.U. have enacted legislative measures to bring it into law. The Windsor Framework fundamentally changed the post-Brexit system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. From January 1, 2025, the UK’s Medicines and Healthcare products Regulatory Agency (the “MHRA”) became responsible for approving all medicinal products destined for the UK market (i.e., Great Britian and Northern Ireland) via a single UK-wide marketing authorization, enabling products to be sold in a single pack and under a single authorization throughout the UK. New medicinal products assessed by the MHRA are designated as one of two categories. “Category 1” medicinal products are those which fall within the mandatory or optional scope of the EU’s centralized procedure and are assessed on the basis of UK legislation. “Category 2” medicinal products are those which do not fall within Category 1 and are authorized in accordance with UK and EU law. Under the MHRA’s international recognition framework (in place since January 1, 2024), the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new UK MA.

The Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (“HMR”) is the primary legal instrument for the regulation of medicines in the UK. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU.

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law.” New EU legislation, such as the (EU) Clinical Trials Regulation, is not applicable in Great Britain but does apply in Northern Ireland as a result of the Windsor Framework. The UK’s Medicines for Human Use (Clinical Trials) Regulations 2004 implement the requirements of the previous EU clinical trials regime under Directive 2001/20/EC, but will be modernized by the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2024, which were passed into law on April 10, 2025 and come into effect of April 28, 2026.

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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, impose obligations on covered entities and their business associates, as defined by HIPAA, including mandatory contractual terms, and requirements for safeguarding the privacy, security and transmission of individually identifiable protected health information;
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
•the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act (“ACA”), which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”), within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-government third-party payors, including private insurers.

Some state and local laws impose regulations restricting the activities of pharmaceutical manufacturers that sell products in the state. Some of these laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and/or the relevant compliance guidance promulgated by the local, state or federal government. Manufacturers are required by the laws of some states to make certain disclosures or certifications related to their compliance activities to state agencies or on the manufacturer’s website. Others may impose restrictions on, or registration requirements for, a manufacturer’s sales representatives. Some state laws require manufacturers to report information related to payments to physicians and other healthcare providers, marketing expenditures, or price information for certain drug products. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are broader than and/or not preempted by HIPAA, thus complicating compliance efforts. Manufacturers are expected to expend substantial resources to implement compliance controls to prevent and detect noncompliance with these requirements.

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

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective resulting in payers deciding to limit reimbursement of a product. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not ensure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

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

Most significantly, on the federal level, the Inflation Reduction Act (the “IRA”) was signed into law on August 16, 2022. The IRA contained substantial pharmaceutical pricing updates to the Medicare programs. The extent and scope of impacts the IRA may have will continue to evolve as the current administration advances implementation of the IRA’s pharmaceutical pricing provisions. Several changes included in the IRA may impact pricing, disrupt current pharmaceutical supply chain operations, and alter stakeholder behavior in a manner that ultimately reshapes the industry and impacts areas beyond the Medicare program. For example, each year, CMS will engage with selected high-spend Medicare Part D and Part B single-source drug and biologic products as part of the “Medicare Drug Price Negotiations Program.” These negotiations compel manufacturers of these products to negotiate substantial discounts to the Medicare program or face substantial penalties. The pricing reached during these negotiations will likely have significant impacts on selected and related products, such as on pricing, prescribing, and formulary management, within Medicare and secondarily in other coverage markets. The “Medicare Drug Inflation Rebate Program,” which penalizes manufacturers for increasing prices of Medicare Part B and Medicare Part D drugs faster than the rate of inflation may also further impact industry pricing considerations for future products. Changes stemming from the Part D benefit redesign may similarly impact downstream stakeholder behavior and formulary management practices that may influence pricing and the demand for certain drugs.

Additionally, on October 20, 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”), but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. This plan was granted extensions until May 6, 2026. It is unclear how this program will be implemented, if at all, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada.

Recent litigation, enforcement activity, and state and federal legislative interest and efforts have resulted in changes within the landscape of the 340B Drug Pricing Program (the “340B Program”). Established by Section 340B of the PHSA and overseen by the Health Resources and Services Administration (“HRSA”), the 340B Program requires manufacturers to sell outpatient prescription drugs to certain statutorily-defined safety net “covered entities” at significantly discounted prices. In recent years, there has been increased third-party utilization of the 340B Program as a result of expanded interpretations of the statute by covered entities, which has had implications for manufacturers of covered outpatient drugs.

Potential statutory or regulatory updates at the federal level, in addition to 340B-related litigation, could significantly reshape the 340B Program and its resulting impact on future sales, as approved. Notably, the landscape of contract pharmacy involvement in the dispensing of 340B drugs sold to covered entities particularly on the state-level—has continued to evolve through enforcement activity, litigation, and state-level legislation. The changes stemming from continued litigation and state activity, as well as the growing number of contract pharmacies, or any related federal legislative activity may continue to impact the volume of drugs purchased at 340B prices and the 340B Program’s impact on our product candidates, if approved.

In May 2025, the current administration published an executive order regarding most favored nation (“MFN”) drug pricing, which is sometimes referred to as international reference pricing. This executive order directs the Secretary of Health and Human Services to communicate MFN price targets to pharmaceutical manufacturers, and if significant progress towards MFN pricing is not delivered, to propose a rule making plan to impose MFN pricing. HHS is currently developing a proposed rule to establish a demonstration model under the auspices of CMS’s Center for Medicare and Medicaid Innovation that will require MFN pricing, but the proposed rule has not yet been published, so it is not yet known which drugs will be covered, how long the model will be in effect, or how pricing will be determined. If that rule or other MFN pricing rules are finalized, they are likely to establish reference price controls on U.S. drug prices, using prices in comparator countries as the benchmark for allowable U.S. reimbursement.

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

The evolving nature of these federal and state measures could reduce ultimate demand for products, once approved, or put pressure on our product pricing. Additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could also impact third party payor behavior and result in reduced demand or additional pricing pressures.

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

Our workforce consists of world-class leaders and experienced professionals to include, scientists, researchers, regulatory experts, clinical development specialists and business administrators working together to resolve serious, unmet medical needs for the betterment of overall human health and making a significant difference in the quality and potential duration of life for oncology patients. We are committed to employing the best talent regardless of the employee’s gender, age, ethnicity, sexual orientation, or any other characteristic protected by applicable law.

As of December 31, 2025, we had 265 total employees. Of our total workforce, approximately 71% work in research and development, and 29% work in finance, legal, information technology, general management and other administrative functions. Approximately 91% of our workforce is in the United States and approximately 9% is outside of the United States.

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

Culture and Engagement

Summit’s culture continues to be at the center of its success. Summit’s core values are a huge part of Summit’s culture, and include: Integrity – to uphold the highest standards; Passion for Excellence – a learning mindset embracing change to drive success; Purposeful Urgency – unwavering commitment to fulfill our mission to patients pursuing audacious goals; Accountability – assuming responsibility for our actions and outcomes; Collaboration – the power of teamwork; and Our Commitment to People – prioritizing patients and the health and safety of every Summit colleague actively providing impactful growth opportunities.

As Summit continues to grow, maintaining and emphasizing Summit’s core values will be essential in maintaining its culture.

Belief in Summit’s mission and commitment to help patients is not only a core value but continues to be at the forefront of employee engagement.

In November 2025, Summit employees participated in the Great Place to Work Survey and has been able to maintain its Great Place To Work® certification for a second year in a row, with 81% of employees believing in the statement that Summit is a great place to work. We believe these results continue to show employees to be engaged, enthusiastic and strongly aligned with the Company’s mission.

Learning and Development

We are committed to investing in learning and development for our employees and provide ongoing education through the employee’s life-cycle led by “Summit University”. The employee education process begins during orientation where all new employees receive a comprehensive overview of the Company, partnership, and the molecule’s mechanism of action. This educational program also includes oncology training, anatomy, physiology, disease state awareness, testing, and symptoms along with the patient journey as it pertains to the Summit clinical trials. This strategy helps to ensure scientists as well as administrators start their employment with a strong foundation of shared knowledge to power the Company and its culture.

Workplace Health and Safety

We are committed to the health and safety of all of our employees. We accomplish this through goals of compliance with applicable workplace safety laws and regulations, continuous risk assessment and expeditious action. We had no reportable health and safety issues in 2025.

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

Available Information

We maintain a website with the address https://www.smmttx.com/. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Through our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to these reports in a timely manner after we provide them to the SEC, and other material information from time to time in our press releases, annual meetings of stockholders, publicly accessible conferences and investor presentations.

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

We are a development-stage company and we cannot ensure profitability. Since inception, we have incurred significant operating losses. During the year ended December 31, 2025, we incurred a net loss of $1,079.6 million, and cash flows used in operating activities was $322.9 million. As of December 31, 2025 we had an accumulated deficit of $2,294.2 million, cash and cash equivalents of $225.3 million, short-term investments in U.S. treasury securities of $488.2 million, and current and long-term research and development tax credits receivable of $0.9 million. These losses could continue for the next several years as we invest in clinical development of ivonescimab. We expect to continue to generate operating losses for the foreseeable future. Until we can generate substantial revenue and achieve profitability, we will need to raise additional capital to fund ongoing operations and capital needs.

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

In January 2026, the FDA accepted for filing our BLA seeking approval of ivonescimab in combination with chemotherapy in patients with EGFR-mutated locally advanced or metastatic non-squamous NSCLC post-TKI therapy and provided a PDUFA target action date of November 14, 2026. The delay or denial of regulatory approval, inability to maintain regulatory approval, inability to complete post-marketing requirements, or the requirement to resubmit any marketing application with additional data or information could mean that we otherwise negatively would delay commercialization of ivonescimab and adversely impact our ability to generate revenue, our business and our operations.

Assuming we obtain marketing approval for any of our product candidates, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities or seek an appropriate partner or partners to maximize the commercial opportunity of our products with a deal structure that maximizes our opportunities for profitability. We may encounter unforeseen expenses, difficulties, complications, and delays, and may not be successful in such a transition.

We will need substantial additional capital to fund our operations and to make payments under the License Agreement, and if we fail to obtain necessary financing, we could be forced to delay, reduce or eliminate the development and commercialization of our product candidates.

Conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval or achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that may not be commercially available for several years, if at all.

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

The License Agreement, as amended, calls for initial consideration payments of $515 million (of which $500 million was paid in 2023 and $15 million was paid in 2024), as well as total contingent payments by the Company of up to $4.56 billion, as Akeso will be eligible to receive regulatory milestones of up to $1.05 billion, some of which will be due before the Company anticipates generating revenue and commercial milestones of up to $3.51 billion. We will need additional capital to fund our operations and payments under the License Agreement, which we may do via issuances of equity or debt or through global or regional partnerships in the Licensed Territory.

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

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the conflict between Russia and Ukraine, the conflicts in the Middle East, including those in Gaza, Lebanon and Yemen, the escalating tensions in Venezuela and Greenland, and disruptions in the banking system and financial markets, including those in Japan, increased inflation and rising interest rates. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The ongoing geopolitical conflicts in various parts of the world, including but not limited to Russia, Ukraine, the Middle East, Venezuela and Greenland, are difficult to predict and could adversely affect our business in the Licensed Territory as well as our ability to enroll patients and supply ivonescimab to various clinical sites in the world, resulting in adverse effects on our business and financial condition.

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
•enforcing our rights in our intellectual property portfolio;
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

Prior to obtaining marketing approval from regulatory authorities (including the FDA, EMA, PMDA or any other regulatory authority in the Licensed Territory) for the sale of ivonescimab, or any other product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, due to the small number of patients in our early clinical trials, results from such trials may not be predictive of the outcome of later clinical trials. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, although we believe that the safety and efficacy data generated in the HARMONi study demonstrates that the ivonescimab regimen offers a potential treatment option for patients impacted by EGFR-mutant NSCLC in this setting with a favorable benefit-risk profile, FDA has noted that a statistically significant OS benefit is necessary to support marketing authorization in this setting. If the FDA does not agree with our analysis of the HARMONi data, they may delay or deny regulatory approval in this proposed indication, require us to resubmit the marketing application with additional data or information, or take other actions that could delay commercialization of ivonescimab and adversely impact our ability to generate revenue, our business and our operations. We cannot predict the results of our ongoing or future clinical trials.

Regulatory authorities have substantial discretion in the approval process. They may refuse to accept any application or may decide that our data are insufficient for approval and require additional clinical trials or other studies. In our public communications, we may designate certain of our clinical trials as “pivotal” if we believe that these clinical trials, if successful, will support BLA submissions; however, there can be no assurance that any clinical trial that we designate as “pivotal” will be viewed as sufficient by the FDA, the EMA and other comparable regulatory authorities in other jurisdictions to support regulatory approval. If we are required to conduct additional clinical trials or other testing of any of our product candidates beyond those that are contemplated, we may incur significant additional costs and regulatory approval may be delayed or prevented.

There can be no guarantee that the FDA or other regulatory authorities will interpret the results or reach the same conclusions from the data as we do, or fully agree that our development plans are sufficient for submission or approval of a BLA. In the event that the FDA requires us to conduct clinical trials with more patients than planned, to conduct clinical trials with designs or endpoints other than we currently anticipate, we may not have the funding to enlarge or conduct such trials and we may not be able to raise sufficient funding to do so, which could delay or prevent commercialization of our product candidates. In addition, the FDA or other regulatory authorities may change their views on aspects of the clinical programs, including clinical trial designs, or the ability of the trials as designed to support approval of a product. If we are unable to effectively and efficiently resolve and comply with the inquiries and requests of the FDA and other comparable international regulatory authorities, the approval of our product candidates may be delayed, which could delay or prevent commercialization of our product candidates.

Regulatory requirements and timelines may affect the scope and timeline of our trials and the potential market for our product candidates.

As we expand into additional countries and sites for our current and additional clinical trials, we are required to obtain the regulatory approval of the applicable clinical trial applications with the respective regulatory authorities and approvals from central or local institutional review boards. We may decide to modify our plans to enter certain regions or countries based on the timelines and requirements for the respective regulatory regions. If the process to obtain regulatory approvals in a given region or country places onerous requirements on the Company or if the Company cannot reasonably obtain such approvals without material delays to its plans, we may choose not to enter certain regions or countries for our clinical trials, which may delay the development of our product in those countries and impact the scope of our dataset and market for our products.

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
•preclinical tests or clinical trials not beginning as planned, needing to be restructured or not being completed on schedule, or at all; and
•data privacy or other laws being implemented that restrict transfer of patient data from one country to another.

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

We have conducted, and may in the future conduct, clinical trials for current or future product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We have conducted, and may in the future conduct, clinical trials for current or future product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials. We are currently conducting clinical trials in China, and we expect to continue to conduct trials internationally in the future. The acceptance of data from clinical trials conducted outside the United States by the FDA or other regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations, and the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCPs and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with foreign exchange fluctuations, compliance with foreign manufacturing, customs, shipment and storage requirements, and cultural differences in medical practice and clinical research, and diminished protection of intellectual property in some countries.

There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. For example, for FDA acceptance, we will have to demonstrate that the foreign data are applicable to the U.S. population and U.S. medical practice. If the FDA or other regulatory authorities do not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop being delayed or not receiving approval for commercialization in the applicable jurisdiction.

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

With our BLA submission in Q4, 2025 and the FDA’s acceptance for filing the BLA in January 2026, we are in the process of building our Sales, Marketing and Market Access organization. We have already hired our senior commercial leadership team with extensive experience in the sale and marketing of pharmaceutical products. In addition, we are in the process to build infrastructure of supporting operations to ensure a successful commercial launch. To achieve commercial success for any approved product, we must either develop a sales and marketing organization and/or outsource these functions to third parties . If ivonescimab receives marketing approval, we may seek commercialization partners in some parts of the Licensed Territory. There are risks involved with establishing our own sales and marketing capabilities as well as entering into arrangements with third parties to perform these services. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel in a timely fashion;
•Inability to build a marketing operations infrastructure with the development of advance analytics allowing for different channels to be utilized for promotions beyond the sales organization
•the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any future products;
•Lack of appropriate guidelines, pathways, and formulary placement for reimbursement;
•Lack of key opinion development for the support of the product data;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.

Evolving competition with new products or existing products with new data or combinations which may confer efficacy or safety advantages.

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

The successful development, manufacturing and sale of biologics is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics. For example, access to and supply of necessary biological materials, such as cell lines, may be limited and governmental regulations restrict access to and regulate the transport and use of such materials. In addition, the development, manufacturing and sale of biologics is subject to regulations that are often more complex and extensive than the regulations applicable to other pharmaceutical products. Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies. Such manufacturing also requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture. Failure to successfully develop, manufacture and sell ivonescimab could adversely affect our business.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidate and any products we may seek to develop or commercialize whether ourselves or through third-party partners, in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.

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

For those patients having EGFR mutations, there are several targeted therapies that have also been approved in the front-line setting, including, but not limited to, osimertinib (AstraZeneca) with or without chemotherapy and amivantamab and lazertinib (both from Johnson & Johnson). The proposed indication for ivonescimab in the HARMONi clinical trial setting, post third-generation EGFR-TKIs such as osimertinib or lazertinib, may face competition from amivantamab plus chemotherapy, as well as clinical candidates such as datopotamab deruxetecan (AstraZeneca and Daiichi Sankyo) and patritumab deruxtecan (Merck and Daiichi Sankyo).

There are several PD-(L)1/VEGF(R2) bispecific antibodies in development or with planned development globally. These include, but are not limited to pumitamig (BNT327), which is owned by BioNTech SE and being developed in a collaboration with Bristol Myers Squibb Co. since June 2025, which has begun conducting Phase III clinical studies globally, PF-08634404 (PF’4404 / SSGJ-707), which was licensed globally, ex-China by Pfizer Inc. in July 2025, LM-299, which was licensed globally by Merck & Co., Inc. in November 2024, and RC148, which was licensed outside of Greater China by AbbVie Inc. in January 2026.

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

Multiple in-class and related competitors for our product candidate are and can be developed, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and market acceptance of that product candidate due to a similar competitor. In addition, any product that competes with another approved product typically must demonstrate compelling advantages in efficacy, convenience, tolerability or safety, or some combination of these factors, to gain regulatory approvals, overcome price competition and be commercially successful.

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

We expect that if our clinical product candidates continue to progress in development, and we continue to build our clinical operations and invest in our commercial operations, we will require significant additional investment in personnel, infrastructure and resources. Our ability to achieve our research, development and commercialization objectives depends on our ability to respond timely and effectively to these demands and expand our internal organization, systems and controls to accommodate additional anticipated growth. The expansion of our operations may lead to significant costs and may divert our management and business resources. Failure to effectively manage our growth may impact our ability to successfully develop and commercialize our product candidates.

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

Our primary product candidate, ivonescimab, is subject to the License Agreement from Akeso, which is revocable in certain circumstances, including in the event we do not achieve certain payment deadlines. Without the rights to the patents under the License Agreement, we will not be able to continue to develop ivonescimab.

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
•ownership of specific intellectual property; and
•the impact on payments and costs associated with commercialization if there is blocking intellectual property or the costs associated with prosecution, maintenance and enforcement of intellectual property under the License Agreement.

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

Our likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Under our license and commercialization agreements we have, and under any such arrangements we enter into with any third parties in the future, we will likely have, limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Our current collaborations pose, and any future collaborations likely will pose, numerous risks to us, including without limitation the following:

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
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new or unsuccessful clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product relative to other products;
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
•disputes may arise between the collaborator and Summit as to the ownership of intellectual property arising during the collaboration;
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

We do not own or operate manufacturing facilities for the production of clinical or commercial supplies of our product candidates. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on third parties for supply of the active pharmaceutical ingredients ("API"), drug substance and drug product in our product candidates. Our strategy is to outsource all manufacturing of our product candidates and products to third parties.

We have supply agreements with Akeso for supply of ivonescimab for use in clinical trials as well as for commercial supply. We have agreements with third-party manufacturers for development, validation and manufacturing of ivonescimab to secure the long-term clinical or commercial supply of our product candidates. We are in the process of setting up agreements with third party manufacturers for the long-term clinical and commercial supply of ivonescimab. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. The third-party manufacturers may not successfully carry out their contractual duties or obligations, the occurrence of which could substantially increase our costs and limit our supply of such product candidates. The demand for third-party manufacturers’ services is very high, and such manufacturers could be subject to market transactions including mergers, acquisitions and other market consolidation transactions that limit their ability to provide products and services to us thereby increasing the time and cost it could take us to manufacture our product.

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
The manufacturing process for a product candidate is subject to FDA and other foreign regulatory authority review. We, and our suppliers and manufacturers, must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory requirements, such as cGMP. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA and other foreign regulatory authorities. If our contract manufacturers are unable to maintain a compliance status acceptable to the FDA and other foreign regulatory authorities, our product candidates may not be approved. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we may not be able to rely on their manufacturing facilities for the manufacture of components of any product candidates. Moreover, although we do not control the manufacturing process at our contract manufacturers and are completely dependent on them for compliance with current regulatory requirements, we are nonetheless responsible for ensuring that any product candidates are manufactured in accordance with applicable laws and regulatory requirements. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all.

Third-party manufacturers, including Akeso, may not be able to comply with cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, including Akeso, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

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

If the third parties, including Akeso, that we engage to manufacture product for our preclinical tests and clinical trials should cease to continue to do so for any reason, including due to the coronavirus or another outbreak, we likely would experience delays in advancing these clinical trials while we identify and qualify replacement suppliers, and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

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

Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA requires us to comply with standards, commonly referred to as GCP, for conducting, recording and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity of data and confidentiality of clinical trial participants are protected. The EMA and PDMA impose similar requirements on us for products that are the subject of clinical trials in the E.U., including the U.K., and Japan.

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

Our ability to commercialize ivonescimab or any other product candidate successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Significant uncertainty exists as to the coverage and reimbursement status of any of our products for which we obtain regulatory approval. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In the United States, although private third-party payors tend to follow Medicare practices, no uniform or consistent policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor as well as from state to state. Consequently, the coverage determination process is often a time-consuming and costly process that must be played out across many jurisdictions and different entities and that will require us to provide scientific, clinical and health economics support for the use of our products compared to current alternatives and do so to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained and in what time frame.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the applicable regulatory authority. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including, but not limited to, research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain and maintain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

In addition, third-party payors, whether domestic or foreign, governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to healthcare systems that could impact our ability to sell our product candidates, if approved, profitably. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of, and containing or lowering the cost of, healthcare. The implementation of cost containment measures that third-party payors and healthcare providers are instituting and any other healthcare reforms may prevent us from being able to generate, or may reduce, our revenues from the sale of our product candidates, if approved, and our product candidates may not be profitable. Such reforms could have an adverse effect on anticipated revenue from product candidates for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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
•changes in U.S. law regarding data security and providing sensitive personal data to China; and
•difficulties in managing foreign relationships and operations generally.

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
We do not know whether and to what extent the Trump administration will in the future implement or alter any tariffs, laws or regulations that may increase the cost or feasibility of importing and exporting products, components and information from China to the United States and vice versa. Further, the effect of any such new tariffs or actions on our industry or customers, and whether they may be subject to any exceptions, is unknown and difficult to predict. As additional tariffs, legislation or regulations are implemented, or if existing trade agreements are renegotiated, or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our clinical development plans, business, financial condition, results of operations or cash flows.

In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the BIOSECURE Act, which was recently signed into law in December 2025, prohibits U.S. federal agencies from entering into or renewing any contract with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract as well as authorizes the U.S. government to name additional Chinese “biotechnology companies of concern.” While prior versions of the BIOSECURE Act explicitly named “biotechnology companies of concern,” the revised version defines a “biotechnology company of concern” as an entity that is identified on the annual 1260H List of Chinese military companies (the “1260H List”) issued by the U.S. Department of Defense, any entity designated by the U.S. Government as such, and certain affiliates of the foregoing. If this law, or similar laws that may be enacted, impact Chinese biotechnology manufacturing companies that are or may become contractors or subcontractors of ours or provide biotechnology equipment or services in the manufacture of our products or products candidates, we may be restricted in our ability to work with such Chinese biotechnology manufacturing companies to the extent we would contract with, or otherwise receive funding from, the U.S. government, or work with sites or institutions that may receive funding from the U.S. government. As a result, we may need to seek alternative contract manufacturer relationships. While we believe we will be able to identify and contract with such alternative contract manufacturers, we cannot predict the terms of any such alternative arrangement nor what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by China or the other countries in retaliation.

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

Changes to tax laws in the US, UK, and other countries, as well as new or increased taxes or fees, could raise our future tax liabilities and negatively impact our operating results and cash flows. Recent US tax reforms, such as the IRA and the One Big Beautiful Bill Act (“OBBBA”), have introduced significant changes to corporate taxation, including new rules for interest deductions, research and development expenses, and stock repurchases. The OBBBA, signed into law on July 4, 2025, has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. In the UK, updates to the research and development tax regime may reduce the cash benefits we receive, especially for spending outside the UK, and further changes are expected as the government considers merging existing research and development schemes. The interpretation and implementation of these laws may change, and any new legislation or guidance could affect our tax rates, increase compliance costs, and have an adverse effect on our financial position.

Our future tax liabilities may be greater than expected if our net operating loss carryforwards and other tax attributes are limited or tax authorities challenge our tax positions.

Our ability to utilize net operating loss (NOL) carryovers and other tax attributes to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, which cannot be ensured. In addition, our ability to use NOL carryforwards and other tax attributes may be subject to significant limitations under Sections 382 and 383 of the Code. Under those sections of the Code, if a corporation undergoes an “ownership change” (as defined in Section 382 of the Code), the corporation’s ability to use its pre-change NOL carryforwards and other tax attributes may be substantially limited. An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of such corporation’s stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that we were to undergo an ownership change, utilization of our NOL carryforwards and other tax attributes would be subject to an annual limitation under Section 382 of the Code and Section 383 of the Code (as applicable), determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate in effect during the month in which the ownership change occurs, subject to certain adjustments, which could result in a portion of our tax attributes expiring prior to their utilization. Any unused annual limitation may be carried over to later years. Any limitation on our ability to utilize our NOL carryforwards or other tax attributes against income or gain we generate in the future could increase our future tax liabilities and adversely affect our operating results and cash flows.

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

Our failure to obtain marketing approval in a jurisdiction would prevent our product candidates from being marketed in such jurisdiction, and any approval we are granted for our product candidates in one jurisdiction would not ensure approval of our product candidates in any other jurisdictions.

In order to market and sell ivonescimab and our other product candidates in foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements in those jurisdictions. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA or EMA/EC approval. The regulatory approval process outside the United States and Europe generally includes all of the risks associated with obtaining FDA and EMA/EC approval. In addition, some countries outside the United States and Europe require approval of the sales price of a drug before it can be marketed. In many countries, separate procedures must be followed to obtain reimbursement. We may not obtain marketing, pricing or reimbursement approvals outside the United States and Europe on a timely basis, if at all. Approval by the FDA or the EMA/EC does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States and Europe does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA or the EMA/EC. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. Marketing approvals in countries outside the United States and Europe do not ensure pricing approvals in those countries or in any other countries, and marketing approvals and pricing approvals do not ensure that reimbursement will be obtained.

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

Even if marketing approval of a product candidate is granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation, including the potential requirement to implement a risk evaluation and mitigation strategy or to conduct costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. We and our collaborators must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, neither we nor our collaborators will be able to promote any products we develop for indications or uses for which they are not approved. In addition, manufacturers of approved products and those manufacturers’ facilities are required to ensure that quality control and manufacturing procedures conform to cGMP, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMP.

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

The FDA and other federal and state agencies, including the DOJ, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we market our products for unapproved indications, we may be subject to enforcement action for off-label marketing. Violations of such requirements may lead to investigations alleging violations of the Food, Drug and Cosmetic Act and other statutes, including the False Claims Act and other federal and state health care fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

•litigation involving patients taking our products;
•restrictions on such products, manufacturers or manufacturing processes;
•restrictions on the labeling or marketing of a product;
•restrictions on product distribution or use;
•holds on clinical trials;
•requirements to conduct post-marketing studies or clinical trials;
•warning or untitled letters;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•fines, restitution or disgorgement of profits or revenues;
•suspension or revocation of marketing approvals;
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
•The federal False Claims Act imposes civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The government and qui tam relators have brought False Claims Act actions against pharmaceutical companies on the theory that their practices have caused false claims to be submitted to the government. There is also a separate false claims provision imposing criminal penalties.
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

Other legislative changes have been proposed and adopted since passage of the ACA. These have, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers. For example, several healthcare reform initiatives culminated in the enactment of the IRA, which includes several provisions to lower prescription drug costs for Medicare patients and reduce drug spending by the federal government. Among other things, the IRA requires HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that the U.S. Centers for Medicare and Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D. Negotiations will occur for high expenditure single-source biological products that have been on the market for 11 years (seven years for single-source drugs). Revised prices will take effect two years after these negotiations occur. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated price for each product has been announced. In addition, CMS has selected and announced the negotiated price for 15 additional Medicare Part D drugs which will become effective in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, the negotiated price will be effective, and for 2029 and subsequent years, 20

Part B or D drug negotiated prices will be effective. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers.

The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation, and in 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties.

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, which include the FDA and CMS, and related agencies. For example, on May 12, 2025, President Trump issued an Executive Order that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers MFN price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. Recently, on December 23, 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN demonstration models under Medicare Parts B and D, respectively. If these rules or other MFN pricing rules are finalized, they are likely to reduce prices of at least some drugs in the United States, if they are also sold in comparator countries. Even if we do not market drugs in such countries, we will be indirectly affected if our drugs competed with drugs whose prices were reduced as a result of MFN pricing initiatives.

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

In the E.U., similar political, economic and regulatory developments may affect our ability to profitably commercialize our products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the E.U. or Member State level may result in significant additional requirements or obstacles that may increase our operating costs. An example of reform measures is the forthcoming EU pharmaceutical legislation revision, which intends to change – among other things – the regulatory data protection regime and the orphan designation regime. The final text of the reform proposal is expected to be endorsed and published in the first half of 2026 and, after a transition period, the new legislation is expected to start to apply from mid-2028.

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

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the U.S. and the U.K., and authorities in the E.U., including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations (collectively, the “Trade Control laws”).

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

The Company’s reputation or relationships with its stakeholders and other third parties could also be adversely impacted as a result of, among other things, (i) stakeholder or third-party perceptions of certain statements, if any, made by the Company, its employees, agents, any industry trade associations, or other third parties; or (ii) public pressure from investors or policy groups to change the Company's policies. Such statements or initiatives with respect to ESG matters are increasingly subject to heightened scrutiny from the public and governmental authorities, as well as other parties. Certain regulators, such as the SEC and various state agencies, as well as nongovernmental organizations and other private actors have filed lawsuits under various securities and consumer protection laws alleging that certain ESG statements, goals or standards were misleading, false or otherwise deceptive. Additionally, certain employment practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business. More recent political developments could mean that we could face criticism from certain “anti-ESG” parties, including various governmental agencies, if we were to make environmental or social commitments or pursue certain environmental or social initiatives that are alleged to be inherently political or polarizing in nature and could subject the Company to pressure in the media or through other means, which could adversely affect our reputation, business, financial performance, market access and growth.

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

Moreover, if we license technology or product candidates from third parties in the future, we may have limited control over the preparation, filing, prosecution, or enforcement of the associated patents, leaving us vulnerable to decisions that may not align with our goals or interests. For example, under the License Agreement, patent prosecution and enforcement in the Licensed Territory are subject to consultation and cooperation with Akeso. Actions or statements during patent prosecution outside of the Licensed Territory could significantly influence the prosecution of any patent application within the Licensed Territory. Additionally, Akeso owned patents and patent applications, which are non-exclusively licensed to Summit under the License Agreement, are under the control of Akeso. Akeso’s prosecution, enforcement, and licensing strategies with regard to their owned patents and patent applications may conflict with our objectives.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property rights. To counter infringement or unauthorized use, we may be required to initiate legal claims or enforcement actions, which can be expensive and time-consuming. Such actions are not always successful. Any claims we assert against perceived infringers may prompt these parties to assert counterclaims against us, alleging that we infringe their intellectual property or that our patent and other intellectual property rights are invalid or unenforceable, including counterclaims based on antitrust or other legal theories. In a patent infringement proceeding, a court or administrative body may decide that a patent of ours is invalid or unenforceable, in whole or in part, or may construe the patent’s claims narrowly. Such rulings could allow the other party to continue using the disputed technology at issue on the grounds that our patents do not cover the competitor's activities or products. Antitrust considerations may also hinder our ability to settle such matters on favorable terms, as certain types of settlement agreements, particularly in the pharmaceutical sector, are subject to heightened scrutiny by antitrust authorities. In the E.U., for instance, antitrust regulators closely monitor settlement agreements for compliance with competition laws, adding another layer of complexity and potential risk to these proceedings.

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

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary and confidential information, to maintain our competitive position. To safeguard these trade secrets, we employ non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. However, despite these reasonable measures, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets or that the agreements we have executed will provide adequate protection. Even with these protections, any party with whom we have executed such an agreement may breach their obligations and disclose our proprietary or confidential information, including our trade secrets unlawfully. We may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. Additionally, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no legal recourse to prevent them from using this information to compete with us. If any of our trade secrets, particularly unpatented know-how, were to be obtained or independently developed by a competitor, our competitive position would be harmed.

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

In the ordinary course of our business, we and the third parties we rely on collect, receive, store, use, transfer, make accessible, dispose of, transmit, disclose or otherwise process proprietary, confidential and sensitive information, personal information, personal health information, participant-study-health-related data, proprietary information, intellectual property, and trade secrets (collectively, the “sensitive data”). In addition, we rely on service providers to establish and maintain appropriate information technology and data security protections to operate critical business systems (such as cloud-based infrastructure and systems, personnel email, as well as data storage and management systems). However, except for contractual protections, which may prove ineffective, we have limited ability to control the safeguards implemented and actions taken by such third parties. These service providers may not maintain adequate information security measures. We may share or receive sensitive data with or from third parties whose information security measures may not be adequate.

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

Likewise, we expect that there will continue to be new laws, regulations and industry standards relating to data privacy and security in the U.S. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”), imposes obligations on business to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). While the CCPA contains limited exceptions for clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. In addition, the CCPA establishes a new California Privacy Protection Agency to implement and enforce the CCPA which could increase the risk of an enforcement action. Other states (such as Colorado, Virginia, Delaware, Texas and others) have also enacted data privacy laws. If we become subject to new data privacy laws, the risk of enforcement actions or class-action litigation brought against us could increase because we may become subject to additional obligations and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state agencies).

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

On April 8, 2025, the U.S. Department of Justice implemented a final rule carrying out Executive Order 14117, “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons (the “Rule”), which places restrictions on certain bulk data transactions involving "Countries of Concern" (China, Hong Kong, Iran, Cuba, Russia, North Korea, and Venezuela) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions). The Rule's restrictions could significantly impact some of our business activities, such as clinical related vendor engagements and collaborations and partnerships. If there is no lawful manner, including applicable exemptions under the Rule, for us to transfer sensitive personal information of U.S. persons to persons or entities located in Countries of Concern, we may face significant business disruptions, including needing to change our operations by re-locating portions of our business, personnel and/or data processing activities to other jurisdictions (such as the United States) and having to engage with vendors and partners located outside Countries of Concern.

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

The changing nature, frequency, and severity of natural disasters and extreme weather events such as tornadoes, hurricanes flooding, extreme heat, and wildfires pose a risk to Company facilities, assets, and programs, as well as those of third parties on whom we rely. Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage, or other event occurred that prevented us, or a third party on whom we rely, from using offices or other facilities, or if a disaster damaged infrastructure critical to such offices or facilities, or if a disaster otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for extended periods period of time. In addition to operational impacts, natural disasters could significantly affect clinical trial participants, institutions, doctors, and supporting staff. For participants, a disruption in trial operations could delay access to investigational therapies, compromise ongoing treatment regimens, or create uncertainty about trial continuity. Institutions and medical personnel and staff could face logistical challenges, including damage to clinical trial sites, limited availability of resources, and interrupted communication channels. Key staff may be unable to perform their duties due to displacement, injury, or other disaster-related issues, leading to trial delays and operational challenges. Such disruptions may result in increased costs, delays in regulatory submissions, and reputational harm. Our existing disaster recovery and business continuity plans may not fully mitigate these risks, and unanticipated gaps in communication during emergencies may hinder our decision making and response efforts. We may incur substantial expenses to address and recover from such disruptions, which could further strain our financial and operational resources.

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

We may be exposed to the risk of employee fraud or other misconduct, including intentional failures to (i) comply with FDA or Office of Inspector General regulations or similar regulations of comparable non-U.S. regulatory authorities, (ii) provide accurate information to the FDA or comparable non-U.S. regulatory authorities, (iii) comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, (iv) report financial information or data accurately or (v) disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation, or a request for the reimbursement of expenses that were not incurred. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines and other sanctions.

Key personnel have been, and may continue to be, difficult to attract and retain.

Our ability to maintain and grow our business is directly related to the service of our employees in each area of our business, as we consider talent to be a key asset. Our performance is directly tied to our ability to hire, train, motivate and retain qualified personnel, including highly skilled technical, operational and program managerial, clinical, medical, analytical and legal or financial personnel. There is significant competition for personnel in the clinical sciences marketplace, particularly in certain geographies where we are located, including but not limited to the United States, where we plan to expand our physical presence, as well as Europe. Also, employees in our industry are increasingly able to work remotely, which could increase employee mobility and turnover, making it more difficult for us to attract and retain employees. In addition, many of our clinical development, operational and program management positions require deep technical expertise, and it can be particularly challenging to identify and attract candidates and retain employees possessing such expertise. We have experienced, and may continue to experience, attrition across the company. If we are unable to hire sufficient numbers of qualified employees or retain and motivate existing employees, our business and operating results would be harmed.

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

As of December 31, 2025, Mr. Duggan beneficially owned, in the aggregate, shares of common stock representing over 70% of our outstanding capital stock. Mr. Duggan is able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Mr. Duggan is able to control or influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. As a member of the board of directors, Mr. Duggan will adhere to the corporate governance standards adopted by the company.

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
•any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or
•any action asserting a claim arising pursuant to any provision of our certificate of incorporation or bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine.

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

Our management has broad discretion in the use of our cash and cash equivalents and could spend our cash in ways that do not improve our results of operations or enhance the value of our shares of common stock. If our management team were to fail to apply these funds effectively, such failure could result in financial losses that could have a material adverse effect on our business, cause the market price of our shares of common stock to decline and delay the development of our product candidates.

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

Item 2. Properties

The following table provides information concerning Summit’s principal leased facilities as of December 31, 2025:

We maintain the following leased properties:

Type/Uses	Location	Size	Lease Expiration
Headquarters	Miami, Florida	9,425 square feet	April 2029
Executive office	Palo Alto, CA	36,406 square feet	October 2033
Executive office	Princeton, NJ	8,857 square feet	August 2028
Executive office	Oxfordshire, United Kingdom	6,781 square feet	February 2027
Executive office	Menlo Park, California	11,523 square feet	May 2026

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

European Patent Opposition

On June 18, 2025, an unknown third party filed a notice of opposition against the Company’s in-licensed EP3882275B1 patent (the “’275 patent”) in the European Opposition Division of the European Patent Office (“EPO”). The ’275 patent covers Ivonescimab. The notice primarily asserts that the ’275 patent lacks inventive step. The Company contests these assertions and worked with its collaboration partner, Akeso, to timely file a response before the European Opposition Division of the EPO on January 2, 2026.

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

The following graph illustrates a comparison for the five years ended December 31, 2025 of the cumulative total return for our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index each of which assumes an initial investment of $100. Such returns are based on historical results and are not intended to suggest future performance.

The comparison shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Holders of Record

As of February 17, 2026, there were approximately 123 holders of record of our common stock, which number does not include stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is for the year ended December 31, 2025 compared with the year ended December 31, 2024. This comparison should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” included in Part I, Item 1A or in other parts of this Annual Report on Form 10-K. For a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2024 compared to December 31, 2023, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2025.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements. This section provides an analysis of our financial results for the year ended December 31, 2025 compared to the same period in the prior year.

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

The Company’s current lead development candidate is ivonescimab, a novel, potential first-in-class bispecific antibody intending to combine the effects of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF compound into a single molecule. On December 5, 2022, the Company entered into the License Agreement with Akeso pursuant to which the Company has in-licensed intellectual property rights related to ivonescimab (as amended, the “License Agreement”). Through the License Agreement, the Company obtained the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan. The License Agreement and transaction closed in January 2023 following customary waiting periods. On June 3, 2024, the Company entered into the Second Amendment with Akeso to expand its territories covered under the License Agreement to also include Latin America, including Mexico and all countries in Central America and South America, the Middle East and Africa. The Company’s operations are focused on the development of ivonescimab and other future activities, as the Company determines.

The Company is developing ivonescimab in NSCLC and CRC, specifically conducting Phase III clinical trials in the following proposed indications:

(a) ivonescimab combined with chemotherapy in patients with EGFR-mutated, locally advanced or metastatic non-squamous NSCLC who were previously treated with a third-generation EGFR TKI (“HARMONi”);

(b) ivonescimab combined with chemotherapy in patients with first-line metastatic NSCLC (including separate statistical analyses planned for patients with squamous NSCLC and non-squamous NSCLC) (“HARMONi-3”);

(c) ivonescimab monotherapy in patients with first-line metastatic NSCLC whose tumors have high PD-L1 expression (“HARMONi-7”); and

(d) ivonescimab combined with chemotherapy in patients with first-line unresectable metastatic CRC (“HARMONi-GI3”).

In October 2024, the Company completed enrollment in its HARMONi clinical trial. In May 2025, we announced topline results from our multiregional, double-blinded, placebo-controlled, Phase III study HARMONi. At the prespecified primary data analysis, ivonescimab in combination with chemotherapy demonstrated a statistically significant improvement in PFS, the magnitude of which we believe to be clinically meaningful, with a hazard ratio of 0.52 (95% CI: 0.41 – 0.66; p<0.00001) compared to placebo in combination with chemotherapy; median PFS was 6.8 months for those patients receiving ivonescimab plus chemotherapy compared to 4.4 months for those receiving chemotherapy. PFS was assessed by BICR.

We believe the PFS hazard ratio that was observed in both Asian and Western sub-populations to be clinically meaningful. The primary analysis demonstrated the consistency of the magnitude of the PFS benefit between patients randomized in Asian and Western territories, as well as the consistency in a single-region study (HARMONi-A) with this multiregional study.

In a longer-term follow-up of PFS, which included all Western patients and at least six months of follow-up time for all patients, ivonescimab plus chemotherapy demonstrated a consistent hazard ratio in PFS as the primary PFS analysis observed HR = 0.57; 95% CI: 0.46 – 0.71). With the longer-term follow-up analysis, consistency of the magnitude of PFS benefit was demonstrated between patients randomized in Asia and Western patients when measured by hazard ratio. This longer-term follow-up analysis of PFS was performed at the time of the primary OS analysis.

Ivonescimab in combination with chemotherapy showed a positive trend in OS in the primary analysis without achieving a statistically significant benefit with a hazard ratio of 0.79 (95% CI: 0.62 – 1.01; p=0.057). This trend provides further support for its use in EGFRm NSCLC post-TKI therapy, a setting where high unmet need continues to exist with limited approved options in the United States and other western territories. Currently there are no FDA-approved regimens that have demonstrated a statistically significant OS benefit in this patient setting. Both Asian and North American patients demonstrated a positive trend in OS. The results of the primary analysis in this multiregional study were consistent with that of the single-region randomized Phase III HARMONi-A study, which demonstrated a statistically significant OS benefit with a hazard ratio of 0.74 in the primary OS analysis in a similar patient population.

In September 2025, an additional ad hoc OS analysis was performed for the HARMONi study, whereby the Western patients were followed for a longer period of time (Asian patients were locked at the time of the primary analysis). In this analysis that included longer-term follow-up of Western patients (median follow-up time of Western patients of 13.7 months), a hazard ratio consistent with the primary analysis was observed with an improved nominal p-value (HR=0.78; 95% CI: 0.62 – 0.98; nominal p=0.0332). Median OS for this analysis remained the same in both arms as was observed in the primary analysis. Median OS in Western patients receiving ivonescimab was 17.0 months compared to 14.0 months for those receiving placebo (HR=0.84); median OS in North American patients, specifically, had not yet been reached in the ivonescimab arm compared to 14.0 months in the placebo arm (HR=0.70). The hazard ratios for Western patients in totality, as well as patients from the North American and European regions individually, improved from the primary OS analysis to the analysis with longer-term follow-up of Western patients. Consistent benefit was observed across pre-defined subgroups.

The dual primary endpoints were allocated separate alpha levels and tested individually. The alpha was recycled from the PFS to the OS analysis upon the successful achievement of the PFS endpoint.

Based on the results of the HARMONi clinical trial, we submitted a BLA in the fourth quarter of 2025 in order to seek approval for ivonescimab plus chemotherapy for this proposed indication. The positive results of the multiregional Phase III study are detailed further under “Product Pipeline” below. As previously disclosed, the FDA noted that a statistically significant OS benefit is necessary to support marketing authorization in this setting. After careful consideration of the safety and efficacy profile of the current FDA-approved options for patients in this setting, the positive results of the Phase III multiregional study, including regional consistency, as well as discussions with key opinion leaders and those physicians who have administered ivonescimab to patients in a clinical study setting, we believe that the safety and efficacy data generated in the HARMONi study demonstrates that the ivonescimab regimen offers a potential treatment option for patients impacted by EGFR-mutant NSCLC in this setting with a favorable benefit-risk profile despite the lack of a statistically significant OS benefit. Summit announced in January 2026 that the FDA accepted for filing the BLA seeking approval for ivonescimab in combination with chemotherapy for this proposed indication. The FDA noted it intends to perform a complete review of the accepted and filed BLA, including planned mid-cycle and wrap-up meetings, and, subject to major deficiencies not being identified during the FDA’s review, proposed labeling, prior to the Prescription Drug User Fee Act goal action date of November 14, 2026.

Key Components of our Results of Operations

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

Other Income, Net

Other income, net primarily consists of foreign currency net gains and losses and investment income related to investments in money market funds and U.S. treasury securities. All highly liquid investments with a maturity date of 90 days or less at the date of purchase are considered to be cash equivalents and the related investment income is recognized in net loss. The appropriate classification of investments in securities is determined by the Company at the time of purchase.

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

Results of Operations

For a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2024 compared to December 31, 2023, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 24, 2025, and is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.smmttx.com/investor-information.

Amounts reported in millions within this Annual Report on Form 10-K are computed based on the amounts in thousands, and therefore, the sum of components may not equal the total amount reported in millions due to rounding.

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Operating expenses:
Research and development	$537.7	$150.8	$386.9
Acquired in-process research and development	—	15.0	(15.0)
General and administrative	556.7	60.2	496.5
Total operating expenses	1,094.4	226.0	868.4
Other income, net	14.8	13.4	1.4
Interest expense	—	(8.7)	8.7
Net loss	$1,079.6	$221.3	$858.3

Research and Development Expenses

The table below summarizes our research and development expenses by category for the year ended December 31, 2025 and 2024, respectively.

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Oncology clinical trial related costs	$266.4	$100.9	$165.5
Acquired in-process research and development	—	15.0	(15.0)
Compensation related costs, excluding stock-based compensation	52.7	33.9	18.8
Stock-based compensation	218.6	16.0	202.6
Total	$537.7	$165.8	$371.9

The entry into the License Agreement represents a significant change in our strategy from anti-infectives to the therapeutic area of oncology. We invested our resources in the clinical development of ivonescimab in the periods presented.

Oncology clinical trial related costs represent our investment in the clinical development of ivonescimab, known as SMT112 in the Licensed Territory.

Research and development expenses increased by $371.9 million during the year ended December 31, 2025, compared to the same period in the prior year. This increase was in part due to the increase in stock-based compensation expense of $202.6 million for the year ended December 31, 2025, as a result of the modification to our performance-based stock option awards during the second quarter of 2025. In addition, our continued investment in oncology expenses for ivonescimab, known as SMT112 in our Licensed Territory, resulted in an increase of $165.5 million for the year ended December 31, 2025, primarily due to adding new clinical trials and expanding current clinical trials from last year. We expect oncology-related research and development costs to continue to increase as we progress with the development of ivonescimab.

In June 2024, we entered into a second amendment (the “Second Amendment”) to the License Agreement with Akeso to expand the Licensed Territory to include Latin America, Middle East and Africa regions. Considered an extension of the original License Agreement, we agreed to make an upfront payment to Akeso in the amount of $15.0 million for these expanded territories which we paid in the third quarter of 2024. This was recorded in our consolidated statement of operations and comprehensive loss as acquired in process research and development expenses for the year ended December 31, 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses by category for the year ended December 31, 2025 and 2024, respectively.

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Compensation related costs, excluding stock-based compensation	$22.9	$14.7	$8.2
Stock-based compensation	513.8	35.0	478.8
Legal fees and professional services	11.2	4.8	6.4
Other general and administrative expenses	8.8	5.7	3.1
Total	$556.7	$60.2	$496.5

General and administrative expenses increased by $496.5 million for the year ended December 31, 2025, compared to the same period in the prior year. The increase was primarily due to the increase in stock-based compensation expense of $478.8 million for the year ended December 31, 2025, as a result of the modification to our performance-based stock option awards during the second quarter of 2025. In addition, compensation related costs, excluding stock-based compensation, increased by $8.2 million, for the year ended December 31, 2025, compared to the same period in the prior year, as the Company is focused on building its executive management team and legal fees and professional services increased by $6.4 million for the year ended December 31, 2025, compared to the same period in the prior year to continue supporting the development of ivonescimab. We expect general and administrative expenses to continue to increase as we scale our infrastructure and management to support development of ivonescimab.

Other Income, Net

The table below summarizes our other income, net by category for the year ended December 31, 2025 and 2024, respectively.

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Foreign currency loss	$(0.6)	$(0.1)	$(0.5)
Investment income	15.5	13.5	2.0
Other	(0.1)	—	(0.1)
Total	$14.8	$13.4	$1.4

Other income, net increased by $1.4 million for the year ended December 31, 2025, compared to the same period in the prior year, primarily due to an increase of $2.0 million in interest income due to the higher cash equivalents and short-term investments balance.

Interest Expense

Interest expense decreased for the year ending December 31, 2025 compared to the same period in the prior year, due to the repayment in full of the promissory note in October 2024.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through issuances of our common stock, including our most recent private placements issued in October 2025 and September 2024 for gross proceeds of $500.0 million and $235.0 million, respectively, and the raise of $150.7 million gross proceeds from our ATM Agreement since inception, issuance of debt, and receipt of payments to us under license and collaboration arrangements.

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

During the year ended December 31, 2025, we incurred a net loss of $1,079.6 million, and cash flows used in operating activities was $322.9 million. As of December 31, 2025 we had an accumulated deficit of $2,294.2 million, cash and cash equivalents and short-term investments of $713.4 million. We expect to continue to generate operating losses for the foreseeable future.

During the year ended December 31, 2025, the Company raised gross proceeds of $500,037 from a private placement and $106,498 from the Company’s at-the-market sales agreement. With these recent financings, the Company has evaluated and concluded that its cash, cash equivalents and short-term investments provide sufficient cash to fund its operating cash needs for at least the next 12 months from the date of issuance of these consolidated financial statements.

From time to time, we may raise additional equity or debt capital through both registered offerings off of a shelf registration, including ATM offerings, and private offerings of securities. On February 20, 2024, we filed a shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on February 27, 2024. Through our shelf registration statement we may, from time to time, sell up to an aggregate of $450.0 million of our common stock, preferred stock, debt securities, depository shares, warrants, subscription rights, purchase contracts, or units. Of the $450.0 million of liquidity available to us under this shelf registration statement, on May 13, 2024, we had established an ATM offering program with J.P. Morgan Securities LLC, as sales agent, in the amount of up to $90.0 million.

On August 11, 2025, we entered into an amendment (the “Amendment”) to the distribution agreement, which amended that certain distribution agreement, dated May 13, 2024, by and between us and sales agent (the “Original Distribution Agreement” and, as amended by the Amendment, the “Distribution Agreement”). Pursuant to the Amendment, the Original Distribution Agreement was amended to, among other things, increase the aggregate offering price of shares of the Company’s common stock, par value $0.01 per share, from time to time, through the sales agent, by up to an additional $360.0 million. The remaining gross proceeds available under the Distribution Agreement as of December 31, 2025 was approximately $299.3 million.

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(in millions)	2025	2024
Net cash used in operating activities	$(322.9)	$(142.1)
Net cash used in investing activities	$(174.3)	$(205.3)
Net cash provided by financing activities	$617.5	$381.2

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $322.9 million and primarily consisted of net loss of $1,079.6 million and a $31.4 million net change in operating assets and liabilities, partially offset by non-cash charges of $725.2 million. The non-cash charges primarily consisted of $732.4 million of stock-based compensation driven by the modification to outstanding performance-based stock option awards which removed the performance-based vesting criteria, partially offset by $7.0 million relating to amortization of the discount on short-term investments in U.S. Treasury securities. The net change in working capital is primarily due to a $15.3 million increase in accounts payable, a $12.9 million increase in accrued liabilities and other current liabilities, a $4.9 million decrease in prepaid expenses and other current assets, a $2.9 million increase in accrued compensation, partially offset by a $4.9 million increase in other assets.

Net cash used in operating activities for the year ended December 31, 2024 was $142.1 million and primarily resulted from a net loss of $221.3 million, which included an adjustment of $15.0 million in cash payments related to investing activities for the purchase of in-process research and development from Akeso under the terms of the License Agreement and the associated direct transaction costs, non-cash charges of $48.7 million and a net change in operating assets and liabilities of $15.5 million. Non-cash charges primarily include $51.0 million of stock-based compensation, partially offset by $2.6 million related to the amortization of discount on short-term investments. The net change in operating assets and liabilities is primarily due to an $11.9 million increase in accrued liabilities and other current liabilities, a $6.6 million increase in accrued compensation, a $2.5 million decrease in other assets, and a $2.0 million increase in accounts payable, partially offset by a $7.4 million increase in prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2025 was $174.3 million and primarily consisted of net purchases of short-term investments of $173.7 million.

Net cash used in investing activities for the years ended December 31, 2024 was $205.3 million and was primarily due to $190.2 million of net purchases of short-term investments and $15.0 million of cash payments made to Akeso pursuant to the License Agreement.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $617.5 million and primarily consisted of proceeds from a private placement of $500.0 million, $104.5 million net proceeds from our current Distribution Agreement, $7.3 million of proceeds received related to the exercise of warrants and proceeds received of $5.7 million related to employee stock awards and purchase plans.

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

Contractual Obligations and Commitments

Fixed asset purchase commitments

At December 31, 2025 and 2024, we had no capital commitments.

Lease commitments

The following table summarizes our lease contractual obligations as of December 31, 2025:

	Payment due by period
(in millions)	Total	Less than 1 year	Between 1 and 3 years	Between 3 and 5 years	More than 5 years
Operating lease obligations (1)	$27.3	$3.5	$8.2	$6.4	$9.2

(1) For additional information, please see Note 11 to our consolidated financial statements contained in this Annual Report on Form 10-K.

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

Other commitments

We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. Most contracts provide for termination upon notice, and therefore are cancellable contracts. As of December 31, 2025, total unconditional purchase obligations, excluding lease commitments, are estimated to be approximately $18.0 million.

We have certain commitments under our agreements with Akeso. The License Agreement with Akeso also contains certain manufacturing and purchase commitments. As of December 31, 2025, we are unable to estimate the amount, timing or likelihood of achieving the milestones, making future product sales or assessing estimated forecasts for manufacturing and supplied materials which these contingent payment obligations relate to. For additional information about the License Agreement with Akeso, refer to Note 4, “Akeso License and Collaboration Agreement” to the Consolidated Financial Statements included under Item 15, “Exhibits, Financial Statement Schedules.”

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

European Patent Opposition

On June 18, 2025, an unknown third party filed a notice of opposition against the Company’s in-licensed EP3882275B1 patent (the “’275 patent”) in the European Opposition Division of the European Patent Office (“EPO”). The ’275 patent covers Ivonescimab. The notice primarily asserts that the 275 patent lacks inventive step. The Company contests these assertions and worked with its collaboration partner, Akeso, to timely file a response before the European Opposition Division of the EPO on January 2, 2026.

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

The Company accounts for uncertain tax positions taken in its tax filings by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities having full knowledge of the facts and applicable tax rules. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the consolidated financial statements. The amount of benefits that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties. At December 31, 2025, 2024, and 2023 the Company had unrecognized tax positions of $3.9 million, $2.1 million, and $1.1 million, respectively. Due to the Company’s full valuation allowance, the unrecognized tax benefits are not expected to materially impact the Company’s effective tax rate when recognized or significantly increase or decrease in the next 12 months. In addition, the Company’s policy is to recognize interest and penalties related to uncertain tax positions as part of its income tax provision.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please see Note 2 to our consolidated financial statements contained in this Annual Report on Form 10-K.

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

Interest Rate Risk

We hold our cash, cash equivalents and short-term investments for working capital purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of such investments to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents and short-term investments which are invested in a variety of short term securities, including money market funds, certificates of deposit and U.S. treasury securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our operating results or the total fair value of our portfolio.

Credit Risk

We consider all of our material counterparties to be creditworthy. We consider the credit risk for each of our counterparties to be low and do not have a significant concentration of credit risk at any of our counterparties. We have $0.9 million of research and development tax credits outstanding at December 31, 2025. Given that these receivables relate to U.K. research and development tax credit cash rebate regimes and given our history of collection, it is highly unlikely that these amounts will not be collected.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are included in this Annual Report on Form 10-K. An index of those financial statements is found in Item 15, “Exhibits, Financial Statement Schedules.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and the participation of the company’s management, including our Co-Chief Executive Officers (our Principal Executive Officers) and our Chief Operating Officer and Chief Financial Officer (our Principal Financial Officer). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of December 31, 2025, our Co-Chief Executive Officer and Executive Chairman and our Co-Chief Executive Officer, President and Director (our Principal Executive Officers), and our Chief Operating Officer, Chief Financial Officer and Director (our Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

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

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2025, based on the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on the COSO internal control criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included in Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART IIIs

Item 10. Directors, Executive Officers and Corporate Governance
The information required in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation
The information required in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions
The information required in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements

As part of this Annual Report on Form 10-K, the consolidated financial statements are listed in the accompanying index to financial statements on page 92.

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

4.3
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

10.5#
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

10.7#*	Form of Indemnification Agreement between Summit Therapeutics Inc. and each of its Executive Officers and Directors
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

10.24#
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

10.26
Amended and Restated Promissory Note, dated February 17, 2024, by and between Summit Therapeutics Inc. and Robert W. Duggan (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K (File No. 001-36866), filed with the Securities and Exchange Commission on February 20, 2024).

10.27
Lease Agreement, dated January 8, 2024 by and between Brickell Key Center, LLC and Summit Therapeutics, Inc (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36866), filed with the Securities and Exchange Commission on May 1, 2024)

10.28
Distribution Agreement, dated May 13, 2024, by and between Summit Therapeutics Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on May 13, 2024)

Exhibit No.	Description

10.29+
Securities Purchase Agreement, dated June 3, 2024, by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on June 3, 2024)

10.30+
Registration Rights Agreement, dated June 3, 2024, by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on June 3, 2024)

10.31†
Amendment No. 2 to Collaboration and License Agreement Amendment, dated June 3, 2024, by and among Summit Therapeutics Sub, Inc. and Akeso, Inc. and its affiliates (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36866), filed with the Securities and Exchange Commission on August 6, 2024.

10.32†
Sublease, dated June 27, 2024, by and between Summit Therapeutics Inc. and Duggan Investments Research LLC (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (File No. 001-36866), filed with the Securities and Exchange Commission on August 6, 2024)

10.33†
Sublease, dated June 27, 2024, by and between Summit Therapeutics Inc. and Genius 24C Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on 10-Q (File No. 001-36866), filed with the Securities and Exchange Commission on August 6, 2024)

10.34†
Third Amendment to Sublease, dated August 2, 2024, by and between Summit Therapeutics Sub, Inc. and Zanganeh & Associates Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on 10-Q (File No. 001-36866), filed with the Securities and Exchange Commission on August 6, 2024)

10.35+
Securities Purchase Agreement, dated September 11, 2024, by and among Summit Therapeutics Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed (File No. 001-36866), filed with the Securities and Exchange Commission on September 12, 2024)

10.36+
Registration Rights Agreement, dated September 11, 2024, by and among Summit Therapeutics Inc. and the Investors named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed (File No. 001-36866), filed with the Securities and Exchange Commission on September 12, 2024)

10.37†
Sub-Sublease Agreement, dated June 2, 2025, by and between Summit Therapeutics Inc. and Ascendis Pharma, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed (File No. 001-36866), filed with the Securities and Exchange Commission on August 11, 2025)

10.38
Amendment to Distribution Agreement, dated August 11, 2025, by and between Summit Therapeutics Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed (File No. 001-36866), filed with the Securities and Exchange Commission on August 11, 2025)

10.39+
Form of Securities Purchase Agreement by and between Summit Therapeutics Inc. and certain Investors (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed (File No. 001-36866), filed with the Securities and Exchange Commission on October 22, 2025)

10.40+
Form of Registration Rights Agreement and between Summit Therapeutics Inc. and certain Investors (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed (File No. 001-36866), filed with the Securities and Exchange Commission on October 22, 2025)

14.1*	Code of Business Conduct and Ethics of Summit Therapeutics Inc.
19.1	Insider Trading Policy
21.1*	List of Significant Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
97.1
Summit Therapeutics, Inc. Incentive-based Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K (File No. 001-36866), filed with the Securities and Exchange Commission on February 20, 2024)

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Description

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted in compliance with Regulation S-K Item 601(b)(10)(iv) because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.
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
Date: February 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert W. Duggan	Co-Chief Executive Officer and Executive Chairman (Principal Executive Officer)	February 23, 2026
Robert W. Duggan

/s/ Mahkam Zanganeh	Co-Chief Executive Officer, President and Director (Principal Executive Officer)	February 23, 2026
Dr. Mahkam Zanganeh

/s/ Manmeet S. Soni	Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)	February 23, 2026
Manmeet S. Soni

/s/ Bhaskar Anand	Head of Finance and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2026
Bhaskar Anand

/s/ Robert F. Booth	Director	February 23, 2026
Dr. Robert F. Booth

/s/ Alessandra Cesano	Director	February 23, 2026
Dr. Alessandra Cesano

/s/ Kenneth Clark	Director	February 23, 2026
Kenneth Clark

/s/ Jeff Huber	Director	February 23, 2026
Jeff Huber

/s/ Mostafa Ronaghi	Director	February 23, 2026
Mostafa Ronaghi

/s/ Yu Xia	Director	February 23, 2026
Dr. Yu Xia

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Summit Therapeutics Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Summit Therapeutics Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses from operations and cash outflows from operating activities. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 1.

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

External Research and Development Costs

The Company’s research and development expense for the year ended December 31, 2025 was $537.7 million, of which a portion relates to external research and development costs. As described in Note 2 to the consolidated financial statements, research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop product candidates, including third-party license fees and external costs of outside vendors engaged to conduct preclinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials. Management has entered into various research and development contracts with other companies. These agreements are generally cancellable, and related payments are recorded as research and development expenses as incurred.

The principal consideration for our determination that performing procedures relating to external research and development costs is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s external research and development costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the research and development costs process. These procedures also included, among others, testing external research and development costs on a sample basis by (i) evaluating costs incurred to underlying agreements with outside vendors, invoices received, and underlying payments made for costs incurred on the contract; and (ii) evaluating the classification as research and development costs.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 23, 2026

We have served as the Company’s auditor since 2021.

Summit Therapeutics Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$225,266	$104,862
Restricted cash	316	325
Short-term investments	488,182	307,487
Prepaid expenses and other current assets	6,537	11,076
Total current assets	720,301	423,750

Non-current assets:
Property and equipment, net	1,059	254
Operating lease right-of-use assets	20,616	7,144
Goodwill	2,001	1,864
Other assets	7,205	2,548
Total assets	$751,182	$435,560

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,292	$4,636
Accrued liabilities	32,100	19,554
Accrued compensation	14,925	11,977
Operating lease liabilities, current portion	3,388	3,765
Other current liabilities	2,283	1,797
Total current liabilities	72,988	41,729

Non-current liabilities:
Operating lease liabilities, net of current portion	17,502	3,453
Other non-current liabilities	1,832	1,630
Total liabilities	92,322	46,812
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Common stock, $0.01 par value: 1,000,000,000 shares authorized; 775,371,200 and 737,626,004 shares issued and outstanding at December 31, 2025 and 2024, respectively	7,754	7,376
Additional paid-in capital	2,947,805	1,598,230
Accumulated other comprehensive loss	(2,540)	(2,285)
Accumulated deficit	(2,294,159)	(1,214,573)
Total stockholders' equity	658,860	388,748
Total liabilities and stockholders' equity	$751,182	$435,560

The accompanying notes are an integral part of the consolidated financial statements

Summit Therapeutics Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Operating expenses:
Research and development (1)	$537,674	$150,777	$59,471
Acquired in-process research and development	—	15,007	520,915
General and administrative	556,750	60,214	29,264
Total operating expenses	1,094,424	225,998	609,650
Other income, net	14,838	13,369	11,183
Interest expense	—	(8,686)	(16,461)
Net loss	$(1,079,586)	$(221,315)	$(614,928)

Net loss per share:
Basic and diluted	$(1.44)	$(0.31)	$(0.99)
Weighted average common shares outstanding:
Basic and diluted	747,702,265	718,541,896	619,646,180
Other comprehensive income (loss):
Foreign currency translation adjustments	(327)	60	(172)
Reclassification of unrealized loss on short-term investments to other income, net	—	3	—
Reclassification of cumulative currency translation gain to other income, net	—	—	(419)
Unrealized gain on short-term investments	72	100	36
Comprehensive loss	$(1,079,841)	$(221,152)	$(615,483)

(1)Refer to Note 15 – Related Party Transactions for expenses incurred.

The accompanying notes are an integral part of the consolidated financial statements.

Summit Therapeutics Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Total Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	211,091,425	$2,110	$504,767	$(1,893)	$(378,330)	$126,654
2023 Rights Offering of common stock, net of offering costs of $619 (2)	476,190,471	4,762	494,619	—	—	499,381
Issuance of common stock under employee stock purchase plans and exercise of stock options	596,472	7	922	—	—	929
Issuance of common stock in lieu of cash for Akeso upfront payment	10,000,000	100	45,800	—	—	45,900
Private placement of common stock	2,976,190	30	4,970	—	—	5,000
Exercise of warrants (2)	805,495	8	1,195	—	—	1,203
Stock-based compensation	—	—	14,108	—	—	14,108
Net other comprehensive loss	—	—	—	(555)	—	(555)
Net loss	—	—	—	—	(614,928)	(614,928)
Balance at December 31, 2023	701,660,053	$7,017	$1,066,381	$(2,448)	$(993,258)	$77,692
Private placement of common stock, net of offering costs of $140 (2)	32,574,640	326	434,534	—	—	434,860
Issuance of common stock under stock purchase plans and exercise of stock options and warrants	1,584,218	15	3,319	—	—	3,334
Proceeds from at-the-market offering, net of commissions and offering costs of $1,190	1,807,093	18	43,015	—	—	43,033
Stock-based compensation	—	—	50,981	—	—	50,981
Net other comprehensive gain	—	—	—	163	—	163
Net loss	—	—	—	—	(221,315)	(221,315)
Balance at December 31, 2024	737,626,004	$7,376	$1,598,230	$(2,285)	$(1,214,573)	$388,748
Private placement of common stock (2)	26,682,846	267	499,770	—	—	500,037
Issuance of common stock under stock purchase plans and exercise of stock options and warrants	5,723,011	58	12,910	—	—	12,968
Proceeds from at-the-market offering, net of commissions and offering costs of $1,969	5,339,339	53	104,475	—	—	104,528
Stock-based compensation	—	—	732,420	—	—	732,420
Net other comprehensive loss	—	—	—	(255)	—	(255)
Net loss	—	—	—	—	(1,079,586)	(1,079,586)
Balance at December 31, 2025	775,371,200	$7,754	$2,947,805	$(2,540)	$(2,294,159)	$658,860

(2)Refer to Note 13 – Stockholders’ Equity for related party transactions.

The accompanying notes are an integral part of the consolidated financial statements.

Summit Therapeutics Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows used in operating activities:
Net loss	$(1,079,586)	$(221,315)	$(614,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	—	6,253
Amortization of discount on short-term investments	(7,006)	(2,576)	(1,924)
Unrealized foreign exchange loss (gain)	(320)	229	(812)
Reclassification of currency translation gain	—	—	(419)
Impairment of fixed assets	—	—	474
Depreciation	146	89	198
Stock-based compensation	732,420	50,981	14,108
Loss on disposal of assets	—	—	(109)
Acquired in-process research and development expense	—	15,007	520,915
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,866	(7,370)	3,613
Other assets	(4,875)	2,470	(3,421)
Accounts payable	15,303	2,015	2,263
Accrued liabilities and other current liabilities	12,930	11,879	(2,377)
Accrued compensation	2,909	6,557	(235)
Other long-term liabilities	80	95	—
Operating lease right-of-use assets and lease liabilities, net	203	(167)	(359)
Net cash used in operating activities	(322,930)	(142,106)	(76,760)

Cash flows used in investing activities:
Maturities and sales of short-term investments	311,340	489,837	208,165
Purchase of short-term investments	(484,993)	(680,032)	(321,022)
Purchase of property and equipment	(657)	(139)	(128)
Proceeds from sale of property, plant and equipment	—	—	226
Payments to Akeso for upfront milestone payments and associated direct transaction costs	—	(15,007)	(475,015)
Net cash used in investing activities	(174,310)	(205,341)	(587,774)

Cash flows provided by financing activities:
Proceeds from the issuance of common stock via private placements, net of offering costs (2)	500,037	434,860	5,000
Proceeds from the issuance of common stock under at-the-market offering, net of commissions and offering costs	104,528	43,033	—
Proceeds from exercise of warrants (2)	7,315	598	1,203
Proceeds received related to employee stock purchase plan and exercise of stock options	5,653	2,736	929
Proceeds from the issuance of common stock for rights offering (2)	—	—	104,686
Transaction costs from the issuance of common stock for rights offering	—	—	(619)
Re-payment of related party promissory notes	—	(100,000)	(24,686)
Net cash provided by financing activities	617,533	381,227	86,513
Effect of exchange rates on cash and cash equivalents	102	(18)	839
Increase (decrease) in cash, cash equivalents and restricted cash	120,395	33,762	(577,182)
Cash, cash equivalents and restricted cash at beginning of period	105,187	71,425	648,607
Cash, cash equivalents and restricted cash at end of period	$225,582	$105,187	71,425
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest on related party promissory note	$—	$8,806	$10,650
Cash paid for income taxes	$—	$—	$52
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Leased assets obtained in exchange for operating lease liabilities	$17,056	$4,216	$4,245
Unpaid amounts related to purchase of property, plant and equipment	$291	$—	$—
Consideration for the issuance of common stock for rights offering used to satisfy a portion of a related party promissory note (Note 12)	$—	$—	$395,314
Issuance of common stock pursuant to the Akeso License Agreement (Note 4)	$—	$—	$45,900
(2) Refer to Note 13 – Stockholders’ Equity for related party transactions.

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

The Company’s current lead development candidate is ivonescimab, a novel, potential first-in-class bispecific antibody intending to combine the effects of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF compound into a single molecule. On December 5, 2022, the Company entered into the License Agreement with Akeso, Inc. and its affiliates (collectively, “Akeso”) pursuant to which the Company has in-licensed intellectual property rights related to ivonescimab (as amended, the “License Agreement”), as further described in Note 4. Through the License Agreement, the Company obtained the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan. The License Agreement and transaction closed in January 2023 following customary waiting periods. On June 3, 2024, the Company entered into an amendment to the License Agreement (the “Second Amendment”) with Akeso to expand its territories covered under the License Agreement to also include Latin America, including Mexico and all countries in Central America and South America, the Middle East and Africa (collectively, and as expanded, the “Licensed Territory“) . The Company’s operations are focused on the development of ivonescimab and other future activities, as the Company determines.

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

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued research and development expenses, stock-based compensation, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital Resources

During the year ended December 31, 2025, the Company incurred a net loss of $1,079,586 and cash used in operating activities was $322,930. As of December 31, 2025, the Company had an accumulated deficit of $2,294,159, and cash and cash equivalents of $225,266 and short-term investments of $488,182. The Company expects to continue to generate operating losses for the foreseeable future.

During the year ended December 31, 2025, the Company raised gross proceeds of $500,037 from a private placement and $106,498 from the Company’s at-the-market sales agreement, both described further in Note 13. With these recent financings, the Company has evaluated and concluded that its cash, cash equivalents and short-term investments provide sufficient cash to fund its operating cash needs for at least the next 12 months from the date of issuance of these consolidated financial statements.

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

Foreign Currency Translation

The financial statements of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive (loss) income in stockholders’ equity. Foreign currency transaction gains and losses are included in other income, net in the consolidated statements of operations and comprehensive loss. The Company recorded realized and unrealized foreign currency transaction (loss) gain of ($610), $(97) and $613 for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in other income, net in the consolidated statements of operations and comprehensive loss.

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

Income Taxes

The provision for income taxes is determined using the asset and liability approach. Tax laws may require items to be included in tax filings at different times than the items are reflected in the financial statements. A current asset or liability is recognized

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
for the estimated taxes receivable or payable for the current year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes are initially recognized at enacted tax rates in force at the time of initial recognition and are subsequently adjusted for any enacted changes in tax rates and tax laws. Subsequent changes to deferred taxes originally recognized in equity are recognized in income. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company has recorded a full valuation allowance against the deferred tax assets in excess of its deferred tax liabilities, as the deferred tax liabilities represent future reversals of existing taxable temporary differences. The Company records interest and penalties related to income tax matters as part of income tax expense.

Concentration of Credit Risk and Other Risks and Uncertainties

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

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Cash and Cash Equivalents

The Company considers only those investments that are highly liquid, readily convertible to cash and that mature within 90 days or less from date of purchase to be cash equivalents. As of December 31, 2025, cash equivalents were comprised of money market funds and U.S. treasury securities. As of December 31, 2024, cash equivalents were comprised of money market funds.

Restricted Cash

Restricted cash represents amounts which are legally restricted to withdrawal or usage and is presented in the consolidated balance sheet as restricted cash. As of December 31, 2025 the Company has $316 of restricted cash associated with an irrevocable letter of credit required by the landlord to enter into the lease for Company’s corporate office.

The Company’s total cash, cash equivalents and restricted cash balances were as follows:

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents	$225,266	$104,862	$71,425
Restricted cash	316	325	—
Total cash, cash equivalents and restricted cash	$225,582	$105,187	$71,425

Short-term Investments

Short-term investments consist of marketable securities with original maturities greater than ninety days from the date of acquisition. The Company classifies marketable securities with original maturities of greater than 90 days and less than one year as short-term, based on the liquid nature of the marketable securities and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities as available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices or other observable inputs. Unrealized gains and losses are recorded as a component of other comprehensive income (loss). Realized gains and losses are determined on a specific identification basis and are included in other income, net. Amortization and accretion of discounts and premiums are also recorded in other income, net.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU” 2023-09, “Improvements to Income Tax Disclosures”, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025 using a retrospective approach. The adoption of ASU-2023-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures. The guidance is to be applied prospectively, with the option for retrospective application and is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, “Narrow-Scope Improvements”, which is intended to improve the navigability of the guidance in ASC 270 and clarify when the guidance is applicable. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements and related disclosures.

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

	Year Ended December 31,
	2025	2024	2023
Oncology clinical trial related costs	$266,439	$100,937	$35,224
Acquired in-process research and development	—	15,007	520,915
Compensation related costs, excluding stock-based compensation	75,575	48,295	31,371
Stock-based compensation	732,420	50,981	14,108
Other expenses (1)	19,990	10,778	8,032
Total segment expenses	1,094,424	225,998	609,650
Other income, net	14,838	13,369	11,183
Interest expense	—	(8,686)	(16,461)
Net loss	$(1,079,586)	$(221,315)	$(614,928)

(1) Other expenses include general and administrative expenses excluding compensation and stock-based compensation.

As of December 31, 2025 and 2024, substantially all of our long-lived assets are located in the United States.

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

The Company has accounted for the License Agreement and Second Amendment to acquire the rights to develop and commercialize ivonescimab as the acquisition of an asset. All of the consideration relates to ivonescimab and technological feasibility of the asset has not yet been established since ivonescimab is in clinical development. As such, the Company has expensed the consideration as acquired in-process research and development upon closing of the transaction in the consolidated statement of operations and comprehensive loss. Acquired in-process research and development expense for the year ended December 31, 2025 was nil. Acquired in-process research and development expense for the year ended December 31, 2024, was $15,007 which is comprised of the upfront payment and immaterial transaction costs. For the year ended December 31, 2023, acquired in-process research and development expense totaled $520,915 pursuant to the License Agreement, which was comprised of the $474,900 paid in cash, the fair value of the 10,000,000 shares of common stock on the date of closing the transaction of $45,900, and $115 of direct transactions costs incurred.

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

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
5. Other Income, Net

The following table sets forth the components of other income, net:

	Year Ended December 31,
	2025	2024	2023
Foreign currency (loss) gain	$(610)	$(97)	$613
Investment income (1)	15,501	13,466	10,403
Reclassification of cumulative currency translation gain (2)	—	—	419
Other expense, net	(53)	—	(252)
	$14,838	$13,369	$11,183

(1) Investment income relates to the Company’s money market funds and short-term investments in U.S. treasury securities. Refer to Note 9 for details.

(2) The reclassification of cumulative currency translation gain related to the reclassification of cumulative foreign currency translation gains from accumulated other comprehensive loss due to the dissolution of certain dormant entities.

6. Income Tax

The Company is primarily subject to corporation taxes in the U.S. and the U.K. The calculation of the Company’s tax provision involves the application of both U.S. and U.K. tax law and requires judgment and estimates. The Company has also assessed the applicability of the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (BEPS) Pillar 2 rules, which establish a global minimum tax rate. Based on the Company’s current financial position and revenue it does not meet the thresholds for Pillar 2 to apply. Therefore, the provisions and requirements under Pillar 2 do not impact our financial statements for the reporting period.

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

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company has recorded a full valuation allowance against the deferred tax assets in excess of its deferred tax liabilities, as the deferred tax liabilities represent future reversals of existing taxable temporary differences. The Company records interest and penalties related to income tax matters as part of income tax expense.

Uncertain Tax Positions

The Company accounts for uncertain tax positions taken in its tax filings by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities having full knowledge of the facts and applicable tax rules. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the consolidated financial statements. The amount of benefits that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties.

Due to the Company’s full valuation allowance, the unrecognized tax benefits are not expected to materially impact the Company’s effective tax rate when recognized or significantly increase or decrease in the next 12 months. In addition, the

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Company’s policy is to recognize interest and penalties related to uncertain tax positions as part of its income tax provision. However, for the years ended December 31, 2025 and 2024, the Company had no interest or penalties related to unrecognized tax benefits because any potential disallowance would not result in current tax but only result in a reduction to the Company’s net operating loss carryforwards.

Loss Before Income Taxes

The components of the Company’s loss before income taxes are as follows:

	Year Ended December 31,
	2025	2024	2023
Foreign	$(326,729)	$(199,040)	$(499,810)
United States	(752,857)	(22,275)	(115,118)
Loss before income taxes	$(1,079,586)	$(221,315)	$(614,928)

Deferred Income Taxes

The Company has not recognized a current or deferred provision for federal, state or non-United States income taxes in either of the years ending December 31, 2025 or December 31, 2024.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.

The major components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$73,583	$59,413
Research and development credit carryforward	16,092	7,869
Stock-based compensation	32,158	14,001
Section 174 Research and Development Capitalization	11,034	14,167
Other	711	475
Total deferred tax assets	133,578	95,925

Deferred tax liabilities:
Other	(417)	(337)
Total deferred tax liabilities	(417)	(337)

Net deferred tax assets before valuation allowance	133,161	95,588
Valuation allowance	(133,161)	(95,588)
Deferred tax, net	$—	$—

For the year ended December 31, 2025 and 2024, the Company recorded a deferred tax asset of $133,578 and $95,925, respectively.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards, research and development credits, stock-based compensation expense, and research and development costs capitalized for tax purposes. Management has considered the Company’s history of cumulative net losses in each taxing jurisdiction, estimated future taxable income, as well as prudent and feasible tax planning strategies, and has concluded that it is more likely than not that the Company will not realize the tax benefits in each

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
jurisdiction. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2025 and 2024, respectively. The Company reevaluates the positive and negative evidence at each reporting period.

The changes in the valuation allowance during the years ended December 31, 2025, 2024 and 2023 primarily related to net operating loss carryforwards and capitalized research and development expenses.

The change in the valuation allowance was as follows:

	Year Ended December 31,
	2025	2024	2023
Valuation allowance as of beginning of year	$(95,588)	$(84,751)	$(64,016)
Net increases recorded to income tax provision	(37,573)	(10,837)	(20,735)
Valuation allowance as of end of year	$(133,161)	$(95,588)	$(84,751)

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2025 and 2024, the Company had U.S. Federal gross operating loss carryforwards of approximately $93,210 and $44,270, respectively, which may be available to offset future income tax liabilities. The 2017 Tax Cuts and Jobs Act (“TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely but generally limits the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). In addition, the Company has approximately $21,335 in U.S. State gross loss carryforwards which expire through various dates through 2044.

As of December 31, 2025, the Company had an estimated U.S. federal and state research and development tax credit carryforwards of $15,565 and $5,002, respectively, which may be available to offset future tax liabilities, and each begin to expire in 2041 and 2037, respectively.

As of December 31, 2025 and 2024, the Company had U.K. gross operating loss carryforwards of approximately $211,096 and $198,653 respectively, which may be available to offset future income tax liabilities. To the extent that U.K. taxable profits exceed £5,000 in each year, the loss available to utilize against profits in excess of £5,000 will be restricted to 50%. The U.K. loss carryforwards do not lapse and therefore, the full amount will be relieved over time provided there are sufficient profits against which the losses can be utilized.

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

Deemed U.S. Income Inclusions

The TCJA created a requirement that US corporations include in income earnings of certain controlled foreign corporations under the global intangible low taxed income (“GILTI”) regime. Pursuant to the FASB Staff Q&A, Topic 740 No.5. Accounting for Global Intangible Low-taxed Income, the Company is allowed to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as period expense only. The Company has elected to account for GILTI in the year the tax is incurred and include the current tax impact of GILTI in the effective tax rate. Given the Company’s loss position in the U.S. and the valuation allowance recorded against its U.S. net deferred tax assets, these provisions have not had a material impact on the Company’s consolidated financial statements.

Annual Effective Tax Rate Reconciliation

A reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is as follows:

	Year Ended December 31,
	2025		2024		2023
Tax at federal statutory rate	(226,702)	21.0%	(46,476)	21.0%	(129,048)	21.0%
State income tax, net of federal tax benefit	—	—%	(17)	—%	—	—%
Research and development credits	(6,828)	0.6%	(4,782)	2.2%	(2,275)	0.4%
Nontaxable or nondeductible Items
Stock-based compensation	134,033	(12.4)%	(130)	0.1%	2,978	(0.5)%
Other	299	—%	77	—%	521	(0.1)%
Foreign Tax Effects
Cayman Islands Statutory income tax rate differential	67,969	(6.3)%	41,570	(18.8)%	104,282	(17.0)%
Other foreign jurisdictions	644	(0.1)%	229	(0.1)%	678	(0.1)%
Changes in unrecognized tax benefits	1,357	(0.1)%	956	(0.4)%	800	(0.1)%
Change in valuation allowance	29,228	(2.7)%	8,573	(4.0)%	22,064	(3.6)%
Total	$—	—%	$—	—%	$—	—%

Unrecognized Tax Benefit Reconciliation

The Company records unrecognized tax benefits in accordance with ASC 740-10, Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of December 31, 2025, 2024, and 2023, the Company had total unrecognized tax benefits of $3,903, $2,122, and $1,064, respectively.

A reconciliation of unrecognized tax benefits from continuing operations is as follows:

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefits, beginning of year	$2,122	$1,064	$—
Increases related to prior year tax positions	592	122	610
Increases related to current year tax positions	1,189	936	454
Unrecognized tax benefits, end of year	$3,903	$2,122	$1,064

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Audit Examinations

In the U.S., the Company files a Federal consolidated income tax return and income tax returns in various states. In the U.S., the filings for tax years from 2020 remain subject to examination by the U.S. Internal Revenue Service and state tax authorities. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction for years 2020 through present. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In the U.K., tax returns for the year ended December 31, 2023 remains subject to examination by HMRC.

Legislative Impacts

On July 4, 2025, H.R. 1, a U.S. budget reconciliation bill, was signed into law. The Company has assessed the provisions of the new legislation and has integrated the resulting impacts into its effective income tax rate. Management has concluded that the bill does not have an impact on the Company's consolidated financial statements for the current period.

7. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2025	2024	2023
Net loss	$(1,079,586)	$(221,315)	$(614,928)

Basic and diluted weighted average number of shares of common stock outstanding	747,702,265	718,541,896	619,646,180

Basic net loss per share	$(1.44)	$(0.31)	$(0.99)
Diluted net loss per share	$(1.44)	$(0.31)	$(0.99)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the diluted net loss by the weighted-average number of common shares outstanding for the period, including potentially dilutive common shares. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all potential common share equivalents outstanding would have been antidilutive.

Because the 2023 Rights Offering (see Note 13) exercise price of $1.05 per share was less than the closing price of $1.82 per share on March 1, 2023, the expiration, the Company has retroactively adjusted earnings per share and the weighted average number of shares outstanding for the bonus element for the year ended December 31, 2023.

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Options to purchase common stock	115,614,728	68,920,334	54,209,289
Warrants	—	4,629,988	5,015,642
Shares expected to be purchased under employee stock purchase plan	65,905	86,550	155,163
Total	115,680,633	73,636,872	59,380,094

Stock options that are outstanding and contain improbable vesting criteria are excluded from the presentation of common stock equivalents outstanding in the table above.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
8. Goodwill

In December 2017, the Company expanded its activities in the field of infectious diseases with the acquisition of Discuva Limited, a privately held United Kingdom-based company. Through this acquisition, the Company obtained a bacterial genetics platform and a suite of software-based technologies, which facilitates the discovery and development of new mechanism antibiotics. This resulted in the recognition of goodwill of £1.5 million, which is translated into U.S. dollars at each reporting period.

As of December 31, 2025 and 2024, goodwill was $2,001 and $1,864, respectively. Changes year over year are the result of changes in foreign currency.

The Company assesses goodwill for impairment on an annual basis as of December 31 or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired. As of December 31, 2025, the Company performed its annual impairment assessment of goodwill and determined that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. The Company has recorded no goodwill impairment charges to date.

9. Fair Value Measurements and Short-Term Investments

The following tables sets forth the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024:

		December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Credit (Loss)	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$163,588	$—	$—	$—	$163,588
U.S. Government treasury bills	Level 2	45,300	12	—	—	45,312
Financial assets included within short-term investments:
Certificate of deposit	Level 2	25,000	—	—	—	25,000
U.S. Government treasury bills	Level 2	463,022	160	—	—	463,182
Total		$696,910	$172	$—	$—	$697,082

		December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Credit (Loss)	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$88,599	$—	$—	$—	$88,599
Financial assets included within short-term investments:
U.S. Government treasury bills	Level 2	307,387	100	—	—	307,487
Total		$395,986	$100	$—	$—	$396,086

The tables above do not include cash at December 31, 2025 and 2024 of $16,366 and $16,263, respectively.

The Company believes that the carrying amounts of prepaid expenses, other current assets, accounts payable, and accrued expenses approximates their fair values due to the short-term nature of those instruments.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Realized gain (loss) on short-term investments for the years ended December 31, 2025 and 2024 were immaterial, respectively.

10. Research and Development Prepaid Expenses and Accrued Liabilities

Included within prepaid expenses and other current assets at December 31, 2025 and 2024 is $3,996 and $8,338, respectively, of prepayments relating to research and development expenditures. Included within accrued liabilities at December 31, 2025 and 2024 is $31,498 and $17,441, respectively, relating to research and development expenditures.

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

The Company leases its offices and facilities in Miami, FL, Palo Alto, CA, Princeton, NJ, Oxford, U.K., and Menlo Park, CA under non-cancellable operating lease agreements. The lease agreements for the Company’s offices and facilities in Miami, FL, Palo Alto, CA, Princeton, NJ and Oxford, U.K., expire in April 2029, October 2033, August 2028, and February 2027, respectively. The remaining lease agreement for the Company’s office and facility in Menlo Park, CA expires in May 2026. Under the terms of the lease agreements, the Company is responsible for certain repair and maintenance, utilities, licensing and permit fees.

During the year ended December 31, 2025, the Company recorded $17,056 of operating right-of-use assets and operating lease liabilities related to new leases for office space for its Palo Alto, CA and Princeton, NJ locations. Total future lease payments as of December 31, 2025 are approximately $23,117 on an undiscounted basis. The Palo Alto lease commenced on December 1, 2025 and has a term of approximately 8 years. The Princeton, NJ lease commenced on August 18, 2025 and has a term of 3 years. The Company recorded $4,216 of right-of-use assets during the year ended December 31, 2024 related to its Miami, Florida headquarters.

The carrying value of the right-of-use assets as of December 31, 2025 and 2024 is $20,616 and $7,144, respectively.

The elements of lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Fixed lease costs	$3,853	$3,461	$2,214
Variable lease costs	225	48	83
Total lease cost	$4,078	$3,509	$2,297

The weighted average discount rate and the weighted average remaining lease term were 7.6% and 6.7 years, respectively, as of December 31, 2025. The weighted average discount rate and the weighted average remaining lease term were 6.9% and 2.8 years, respectively, as of December 31, 2024. The Company made cash payments related to lease liabilities of $3,741 and $2,568 for the years ended December 31, 2025 and 2024, respectively.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Future lease payments under non-cancelable leases as of December 31, 2025 are detailed as follows:

Year Ending December 31,
2026	$3,492
2027	4,052
2028	4,158
2029	3,349
2030	3,073
Thereafter	9,205
Total lease payments	27,328
Less: imputed interest	6,438
Total operating lease liabilities	$20,890
Less: Operating lease liabilities, current portion	3,388
Operating lease liabilities, net of current portion	$17,502

12. Promissory Note Payable to Related Parties

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

On September 16, 2024, the Company used some of the proceeds raised from the September 2024 Private Placement (see Note 13 for further details) to repay $75,500 in principal on the Revised Duggan September Note. On October 1, 2024, the Company repaid the remaining outstanding balance of the Revised Duggan September Note in full, resulting in principal payments of $24,500 and accrued cash interest of $7,305.

As of December 31, 2025 and 2024, the Company had no debt. During the year ended December 31, 2025, the Company incurred no interest expense. During the year ended December 31, 2024, the Company incurred interest expense of $8,686 related to the Revised Duggan September Note.

13. Stockholders' Equity

Preferred Stock

As of December 31, 2025 and December 31, 2024, the Company had 20,000,000 shares of preferred stock, par value $0.01 authorized and no shares issued and outstanding.

Common Stock

As of December 31, 2025 and December 31, 2024, the Company had authorized 1,000,000,000 shares of common stock, par value $0.01 (the “Common Stock”). As of December 31, 2025 and December 31, 2024, the Company had 775,371,200 shares and 737,626,004 shares of Common Stock issued and outstanding, respectively.

On December 6, 2022, the Company announced the 2023 Rights Offering for its existing shareholders to participate in the purchase of additional shares of its Common Stock for $1.05 per share. The 2023 Rights Offering commenced on February 7, 2023 and the associated subscription rights expired on March 1, 2023. Aggregate gross proceeds from the 2023 Rights Offering were $500,000 from the sale of 476,190,471 shares of the Company’s Common Stock and issuance costs were $619. Mr. Duggan and Dr. Zanganeh fully subscribed to their respective basic subscription rights at a price of $1.05 per share. To satisfy the $395,314 subscription price for the shares subscribed by Mr. Duggan in the 2023 Rights Offering, Mr. Duggan agreed with the Company to extinguish a portion of the amount due and payable to him by the Company at the closing of the 2023 Rights Offering pursuant to the $400,000 Duggan Promissory Note in an amount equal to the subscription price (see also Note 12).

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

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

On March 17, 2023, the Company filed a registration statement on Form S-3 to register for resale the following shares of the Company’s Common Stock at $0.01 par value: (i) 10,000,000 shares of Common Stock issued on January 17, 2023 in connection with the License Agreement (as defined in Note 4) with Akeso pursuant to which the Company issued Akeso such shares; and (ii) the 9,346,434 and 373,857 shares of Common Stock issued in December 2022 to Mr. Duggan and Dr. Zanganeh, respectively, as payment of prepaid interest in connection with the Note Purchase Agreement dated December 6, 2022 between Mr. Duggan, Dr. Zanganeh and the Company. On April 27, 2023, the SEC issued the Company a Notice of Effectiveness for the registration statement on Form S-3.

Mr. Soni entered into a share purchase agreement with the Company to purchase $5,000 of its Common Stock via a private placement. The transaction was effective October 13, 2023 with a closing price of $1.68, resulting in the purchase of 2,976,190 shares of the Company’s Common Stock.

June 2024 PIPE (Private Investment in Public Equity)

On June 3, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with 667, L.P. and Baker Brothers Life Sciences, L.P., affiliates of Baker Bros. Advisors, L.P., for the sale by the Company in a private placement (the “June 2024 Private Placement”) of 22,222,222 shares (the “Shares”) of Common Stock, at a purchase price of $9.00 per share, for an aggregate purchase price of approximately $200,000.

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

On June 3, 2024, in connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with certain investors (the “Registration Rights Agreement”). The Registration Rights Agreement provides, among other things, that the Company will as soon as reasonably practicable, file with the SEC a registration statement registering the resale of the shares. The Company agreed to use its reasonable best efforts to have such registration statement declared effective as soon as practicable after the filing thereof. The Company filed the registration statement on August 6, 2024, which was automatically effective upon filing.

September 2024 PIPE

On September 11, 2024, the Company entered into securities purchase agreements (the “September 2024 Purchase Agreements”) with multiple biotech institutional investors and individual accredited investors, for the sale by the Company in a private placement (the “September 2024 Private Placement”) for an aggregate of 10,352,418 shares of the Company’s Common Stock, par value $0.01 per share of Common Stock, at purchase price of $22.70 per share, which was the closing price of the Common Stock on September 11, 2024, for aggregate gross proceeds to the Company of approximately $235,000, with offering costs of $140.

All of the Company's Section 16 officers participated in the capital raise. A total of $79,000 was raised by the Company's Co-Chief Executive Officer (“CEO”), Executive Chairman and majority stockholder, its CEO and the President and member of the Company's Board of Directors (the “Board”), its Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”), and member of the Board, its Chief Accounting Officer (“CAO”), and a member of the Board, who invested via a controlled entity. The remaining $156,000 was raised with multiple leading biotech institutional investors. Refer to Note 15 Related Party Transactions for further details regarding related parties' participation.

The closing of the September 2024 Private Placement was September 13, 2024. The September 2024 Purchase Agreements contain customary representations, warranties and covenants by the Company, customary indemnification obligations of the Company, including for liabilities under the Securities Act, as amended (the “Securities Act”), other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the September 2024 Purchase

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Agreements were made only for purposes of the September 2024 Purchase Agreements and as of specific dates, were solely for the benefit of the parties to such agreements and were subject to limitations agreed upon by the contracting parties.

On September 11, 2024, in connection with the September 2024 Purchase Agreements, the Company entered into Registration Rights Agreements with certain investors (the “September 2024 Registration Rights Agreements”). The September 2024 Registration Rights Agreements provide, among other things, that the Company will as soon as reasonably practicable file with the SEC a registration statement registering the resale of the shares. The Company filed the registration statement on September 19, 2024, which was automatically effective upon filing.

October 2025 PIPE

On October 21, 2025, the Company entered into securities purchase agreements (the “October 2025 Purchase Agreements”) with multiple biotech institutional investors and individual accredited investors, for the sale by the Company in a private placement for an aggregate of 26,682,846 shares of the Company’s Common Stock, par value $0.01 per share of Common Stock, at purchase price of $18.74 per Share, which was the closing price of the Common Stock on October 21, 2025, for aggregate gross proceeds to the Company of approximately $500,037, with immaterial offering costs. The private placement transaction was completed in October 2025.

All of the Company's Section 16 officers participated in the capital raise. The Company's Co-CEO, Executive Chairman and majority stockholder, its Co-CEO and the President and member of the Board, its COO, CFO, and member of the Board, its CAO, and certain non-executive employees and other related persons purchased an aggregate of 14,514,402 shares of Common Stock for gross proceeds of approximately $272,000. Additionally, Akeso purchased 533,617 shares of Common Stock for gross proceeds of approximately $10,000. The remaining $218,037 was raised with multiple leading biotech institutional investors.

The October 2025 Purchase Agreements contain customary representations, warranties and covenants by the Company, customary indemnification obligations of the Company, including for liabilities under the Securities Act, as amended (the “Securities Act”), other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the October 2025 Purchase Agreements were made only for purposes of the October 2025 Purchase Agreements and as of specific dates, were solely for the benefit of the parties to such agreements and were subject to limitations agreed upon by the contracting parties.

On October 21, 2025, in connection with the October 2025 Purchase Agreements, the Company entered into Registration Rights Agreements with the Investors (the “October 2025 Registration Rights Agreements”). The October 2025 Registration Rights Agreements provide, among other things, that the Company will as soon as reasonably practicable, and in any event by no later than December 19, 2025, file with the SEC a registration statement registering the resale of the shares. The Company filed the registration statement on October 29, 2025, which was automatically effective upon filing.

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

From the date of the Original Distribution Agreement through December 31, 2025, the Company sold 7,146,432 shares of Common Stock under the ATM at a weighted-average price of $21.09 per share, for gross proceeds of $150,721, with commissions and fees of approximately $3,160. The remaining gross proceeds available under the Distribution Agreement as of December 31, 2025 was approximately $299,279. The Company plans to use the net proceeds from this offering for working capital and general corporate purposes.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Warrants

As of December 31, 2025, the Company had no outstanding warrants. As of December 31, 2024, the Company had outstanding and exercisable warrants of 4,629,988 with a weighted average exercise price of $1.58. During the year ended December 31, 2025, 4,629,988 warrants were exercised with a weighted average exercise price of $1.58.

14. Stock-Based Compensation

2016 Long Term Incentive Plan

Upon the effectiveness of the 2020 Stock Incentive Plan (the “2020 Plan”), no additional grants will be made under the 2016 Long Term Incentive Plan, (the “2016 Plan”) and any outstanding awards continue with their original terms.

2020 Stock Award Plan

In September 2020, the Company’s Board of Directors approved the 2020 Stock Incentive Plan, which became effective on September 21, 2020. The 2020 plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

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

As of December 31, 2025, there are 2,643,200 shares available to be issued under the 2020 Plan. The Company currently grants stock options to employees and directors under the 2020 Stock Incentive Plan (the “2020 Plan”) and formerly, the Company granted stock options under the 2016 Long Term Incentive Plan (the “2016 Plan”). The 2020 Plan is administered by the Compensation Committee of the Company's Board of Directors. The 2020 Plan is intended to attract and retain employees and directors and provide an incentive for these individuals to assist the Company to achieve long-range performance goals and to enable these individuals to participate in the long-term growth of the Company.

Based on the provisions of the 2020 Plan, the number of shares of common stock available for issuance under the 2020 Plan increased by 6,400,000 shares on January 1, 2025. On September 18, 2025, the Board approved an increase of 8,000,000 shares of common stock available for issuance under the 2020 Plan (the “Incremental Pool”), subject to the approval of the holders of a majority of the shares voting at the Company’s stockholder meeting. As of December 31, 2025, there are 3,082,075 shares available to be issued under the Incremental Pool. The Company’s consolidated financial statements have treated the grant date of such stock options as the date Board approval was obtained.

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

The Inducement Pool is administered by the Compensation Committee of the Board. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, non-qualified stock options under the Inducement Pool may only be made to an employee who has not previously been an employee of the Company or member of the Board (or any parent or subsidiary of the Company), if he or she is granted such non-qualified stock options in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of December 31, 2025, there were 1,936,452 shares available for grant under the Inducement Pool.

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was adopted by the Board of Directors and approved by the Company’s shareholders on July 17, 2020 and approved by the predecessor company shareholders on August 19, 2020 and is qualified under Section 423 of the Internal Revenue Code. The 2020 ESPP initially authorized the issuance of up to 1,000,000 shares of Common Stock to participating employees. The number of common shares that may be issued under the 2020 ESPP automatically increases on each fiscal year commencing January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030 equal to the lesser of (i) 1,600,000 shares of Common Stock, (ii) 1% of the common shares outstanding on such date and (iii) an amount as determined by the Company’s Board of Directors. As of December 31, 2025, there were 1,743,682 shares available to be issued under the 2020 ESPP.

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

During the fiscal year ended December 31, 2025 and 2024, 139,459 and 353,578 shares, respectively, were issued under the 2020 ESPP Plan.

Stock Options

The Company estimates the fair value of stock options granted to employees and directors using the Black-Scholes valuation model. Stock options granted under the 2016 and 2020 Plans generally vest over three or four years and expire after ten years. This valuation methodology utilizes several key assumptions as highlighted below.

The assumptions used in the Company’s valuation are summarized as follows, presented on a weighted average basis:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.8% - 3.9%	4.2%	4.6%
Expected term (in years)	2.5 - 6.2	6.2	4.8
Expected volatility	124.9% -142.5%	107.8%	98.1%
Expected annual dividends per share	—%	—%	—%

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The following table summarizes the Company’s stock option activity for the year ended December 31, 2025:

	Number of share options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2024*	108,136,310	$2.34	8.6	$1,677,748
Granted*	13,297,732	19.20
Forfeited	(1,015,750)	10.12
Exercised	(953,564)	3.99
Outstanding at December 31, 2025	119,464,728	$4.14	7.8	$1,618,734
Vested and expected to vest at December 31, 2025	110,536,687	$3.86	7.7	$1,527,454
Exercisable at December 31, 2025	64,834,314	$2.32	7.4	$983,902

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

During the second quarter of 2025, the Compensation Committee of the Board of Directors approved a modification to the Company's outstanding unvested performance-based stock option awards for certain employees and executives that will require only the service-based vesting requirements to continue to be satisfied in order to become fully vested, subject to employee consent. The Company accounted for this change as a Type III modification (improbable-to-probable) in accordance with the requirements of Accounting Standards Codification Topic 718 (ASC 718). As a result, 44,488,976 options were valued on the modification date. The Company is recognizing the newly assessed measurement date fair value of the awards as compensation expense over the remaining vesting period. During the year ended December 31, 2025, the Company recognized expense of $650,959 associated with the modification. As of December 31, 2025, the unrecognized compensation cost associated with the modification was $214,295 and is expected to be expensed over a weighted-average recognition period of approximately 1.6 years.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2025, 2024 and 2023 was $17.10, $3.40 and $1.41, per share, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $15,212, $863, and $474, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of December 31, 2025, there was $345,387 total unrecognized compensation cost related to unvested stock option grants. The unvested amount is expected to be recognized over a weighted average period of approximately 1.8 years.

Stock-Based Compensation

Stock‑based compensation expense related to stock options is recorded within the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2025	2024	2023
Research and development	$218,564	$16,007	$4,408
General and administrative	513,856	34,974	9,700
Total stock-based compensation	$732,420	$50,981	$14,108

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The following table summarizes stock-based compensation expense associated with each of our stock-based compensation arrangements:

	Year Ended December 31,
	2025	2024	2023
Time-based stock options	$731,358	$39,349	$12,606
Performance and market-based stock options	—	11,033	1,318
Employee stock purchase plan	1,062	599	184
Total stock-based compensation	$732,420	$50,981	$14,108

15. Related Party Transactions

Leases

July 25, 2022 First Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 25, 2022 the Company entered into a first amendment, dated July 19, 2022, to its existing sublease agreement with Maky Zanganeh and Associates, Inc. (“MZA”), an entity owned by Maky Zanganeh, consisting of 4,500 square feet of office space at 2882 Sand Hill Road, Menlo Park, California. The existing sublease term, which was set to expire on September 30, 2022, was extended for a period of thirty-nine months from October 1, 2022 through December 31, 2025. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. The agreement was further amended to include additional space, as noted below under the August 2, 2024 Third Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc. During the years ended December 31, 2025, 2024 and 2023, payments of $834, $795, and $762, respectively, were made pursuant to the first and third amendments to the Sublease Agreement.

July 29, 2022 Second Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 29, 2022, the Company entered into a second amendment to its existing sublease agreement with MZA, described above. The second amendment was effective as of August 1, 2022 and expires on December 31, 2025. The second amendment includes an additional 1,277 square feet of office space at 2882 Sand Hill Road, Menlo Park, California. The rent payable under the terms of the sublease is equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up has been applied. During the years ended December 31, 2025, 2024 and 2023, payments of $232, $224 and $218, respectively, were made pursuant to the second amendment to the Sublease Agreement.

April 1, 2024 Miami Sublease Agreements

On April 1, 2024, the Company entered into two sublease agreements of its Miami headquarters location, one with Genius 24C Inc. (“Genius”), an affiliate of the Company’s Co-CEO, Robert W. Duggan (the “Genius Sublease Agreement”) and one with Duggan Investments Research LLC (“Investments Research”), also an affiliate of the Company's Co-CEO, Robert W. Duggan (the “Investments Research Sublease Agreement”). Pursuant to the Genius Sublease Agreement, Genius sublet from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. Pursuant to the Investments Research Sublease Agreement, Investments Research sublet from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. During the years ended December 31, 2025 and 2024, the Company recognized $186 and $156, respectively, of sublease income recorded net of operating lease expenses.

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

Promissory Note Payable to Related Parties

Refer to Note 12 for disclosure of the promissory note payable to related parties issued December 6, 2022 and fully repaid as of October 1, 2024.

Akeso Agreements

Upon the closing of the License Agreement, the Board appointed Dr. Yu (Michelle) Xia to serve as a member of the Board pursuant to the terms of the License Agreement. Dr. Xia is the founder of Akeso, and has been the chairwoman, president and CEO of Akeso since its inception in 2012. Furthermore, in connection with the License Agreement, the Company also entered into a Supply Agreement with Akeso, pursuant to which Summit agreed to purchase a certain portion of drug substance for clinical and commercial supply (the “Supply Agreement”). Refer to Note 4 for details on the License Agreement and Second Amendment. In addition to the License and Second Amendment and supply agreements, the Company also entered into various clinical services agreements with Akeso. During the years ended December 31, 2025, 2024 and 2023, the Company incurred research and development expenses of $46,133, $24,635 and $6,207, respectively, under these agreements with Akeso. As of December 31, 2025 and 2024 the Company included in accrued expenses, related to Akeso, $1,215 and $3,956, respectively.

2023 Rights Offering

Refer to Note 13 for a discussion on the 2023 Rights Offering.

Private Placements

October 2023 PIPE

Refer to Note 13 for a discussion on the participation by related parties in October 2023 PIPE.

September 2024 PIPE

Refer to Note 13 for a discussion on the participation by related parties in September 2024 PIPE.

October 2025 PIPE

Refer to Note 13 for a discussion on the participation by related parties in October 2025 PIPE.

Warrants Exercise

In March 2025, Mr. Duggan, the Company’s Co-Chief Executive Officer, exercised 2,936,221 of the 3,985,055 warrants which he received in connection with a private placement completed by the Company with Mr. Duggan and other investors on December 24, 2019, resulting in the purchase of 2,936,221 shares of common stock at an exercise price of $1.58.

On April 8, 2025, Mr. Duggan completed the exercise of the remaining warrants received in the December 24, 2019 private placement, resulting in the purchase of 1,048,834 shares of common stock at an exercise price of $1.58.

In October 2024, the Shaun Zanganeh Irrevocable Trust exercised a warrant to purchase 315,681 shares of Common Stock. Refer to Note 13 for the warrants exercise activity for the year ended December 31, 2025.

Professional Services

During the year ended December 31, 2025, the Company engaged the law firm Wilson Sonsini Goodrich & Rosati P.C. (“WSGR”), where Mr. Kenneth A. Clark, a member of the Board, is a partner. Payments to be made by the Company to WSGR

Summit Therapeutics Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
were approved by the Audit Committee in accordance with its Related Party Transaction Policy. For the year ended December 31, 2025, the Company incurred expenses for legal services rendered by WSGR totaling approximately $1.4 million included in general and administrative expenses.

16. Commitments and Contingencies

Fixed asset purchase commitments
At December 31, 2025 and 2024, the Company had no capital commitments.

Lease commitments
Refer to Note 11 for a discussion of the Company’s lease commitments.

Other commitments
The Company enters into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. Most contracts provide for termination upon notice, and therefore are cancellable contracts. The majority of these commitments are due within one year. As of December 31, 2025, total unconditional purchase obligations, excluding leases commitments, are estimated to be approximately $17,976.

The Company has certain commitments under its agreements with Akeso. The License Agreement also contains certain manufacturing and purchase commitments. As of December 31, 2025, the Company is unable to estimate the amount, timing or likelihood of achieving the milestones, making future product sales or assessing estimated forecasts for manufacturing and supplied materials which these contingent payment obligations relate to.

Legal Proceedings
Litigation Relating to the December 2022 Notes Entered into in Connection with the License Agreement

On March 17, 2025, Rainaldi Revocable Trust, a purported stockholder of the Company, filed a derivative lawsuit in the Delaware Court of Chancery against certain of the Company’s current and former directors and the Company, solely as a nominal defendant, concerning the December 2022 Notes entered into by the Company, Mr. Duggan and Dr. Zanganeh in connection with the License Agreement. The suit asserts claims for breach of fiduciary duty and unjust enrichment and seeks, among other things, unspecified damages, rescission of the shares that Mr. Duggan and Dr. Zanganeh received as part of prepaid interest payments under the December 2022 Notes, as well as attorneys’ fees and costs. Defendants’ Motion to Dismiss the complaint was filed on May 16, 2025. Plaintiff filed the Motion to Certify certain constitutional questions to the Delaware Supreme Court on May 29, 2025. Defendants agreed to a stipulation staying briefing on the Motion to Certify and the Motion to Dismiss pending the Delaware Supreme Court’s decision in another case involving substantially the same constitutional questions. On June 18, 2025, the Court granted such stipulation. Defendants believe that Plaintiff's allegations are without merit and plan to vigorously defend against its claims