Form 10-Q
period 2026-03-31
Summit Therapeutics Inc.
filed 2026-04-30
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2026, there were 776,162,645 shares of common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding the future financial performance, business prospects and growth of Summit Therapeutics Inc., that involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•the ability to develop a successful product candidate under the License Agreement (as defined in Part I, Item 1 Financial Statements, Note 1 Organization);
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
•the impact of public health epidemics, such as the novel coronavirus pandemic, natural disasters or geopolitical instability, the response to such events and the potential effects of such events on our business, financial results, supply chain and market;
•the outcome of pending, threatened, and future legal proceedings;
•our expectations regarding the anticipated timeline and our planned use of our cash, cash equivalents and short-term investments, future financial performance and our ability to continue as a going concern;
•estimates regarding stock-based compensation;
•general economic conditions, including economic slowdowns or other adverse economic conditions, such as periods of increased or prolonged inflation; and
•other risks and uncertainties, including those described under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2026 (the “Annual Report”).
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Summit Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$106,515	$225,266
Restricted cash	316	316
Short-term investments	492,216	488,182
Prepaid expenses and other current assets	17,551	6,537
Total current assets	616,598	720,301

Non-current assets:
Property and equipment, net	1,664	1,059
Operating lease right-of-use assets	19,398	20,616
Goodwill	1,965	2,001
Other assets	8,231	7,205
Total assets	$647,856	$751,182

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$27,549	$20,292
Accrued liabilities	44,317	32,100
Accrued compensation	7,073	14,925
Operating lease liabilities, current portion	3,179	3,388
Other current liabilities	1,148	2,283
Total current liabilities	83,266	72,988

Non-current liabilities:
Operating lease liabilities, net of current portion	16,859	17,502
Other non-current liabilities	1,799	1,832
Total liabilities	101,924	92,322
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value: 1,000,000,000 shares authorized; 776,017,474 and 775,371,200 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	7,760	7,754
Additional paid-in capital	3,024,387	2,947,805
Accumulated other comprehensive loss	(2,632)	(2,540)
Accumulated deficit	(2,483,583)	(2,294,159)
Total stockholders' equity	545,932	658,860
Total liabilities and stockholders' equity	$647,856	$751,182

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development (1)	$132,618	$51,265
General and administrative	62,594	15,586
Total operating expenses	195,212	66,851
Other income, net	5,788	3,938
Net loss	$(189,424)	$(62,913)

Net loss per share:
Basic and diluted	$(0.24)	$(0.09)
Weighted average common shares outstanding:
Basic and diluted	775,458,141	738,076,003
Other comprehensive income (loss):
Foreign currency translation adjustments	84	(145)
Unrealized loss on short-term investments	(176)	(133)
Comprehensive loss	$(189,516)	$(63,191)

(1) Refer to Note 11 – Related Party Transactions for expenses incurred.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	775,371,200	$7,754	$2,947,805	$(2,540)	$(2,294,159)	$658,860
Issuance of common stock under stock purchase plans and exercise of stock options	646,274	6	3,791	—	—	3,797
Stock-based compensation	—	—	72,791	—	—	72,791
Net other comprehensive loss	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	(189,424)	(189,424)
Balance at March 31, 2026	776,017,474	$7,760	$3,024,387	$(2,632)	$(2,483,583)	$545,932

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	737,626,004	$7,376	$1,598,230	$(2,285)	$(1,214,573)	$388,748
Issuance of common stock under stock purchase plans and exercise of stock options and warrants (2)	3,983,386	40	7,637	—	—	7,677
Stock-based compensation	—	—	11,096	—	—	11,096
Net other comprehensive loss	—	—	—	(278)		(278)
Net loss	—	—	—	—	(62,913)	(62,913)
Balance at March 31, 2025	741,609,390	$7,416	$1,616,963	$(2,563)	$(1,277,486)	$344,330

(2) Refer to Note 11 – Related Party Transactions.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(189,424)	$(62,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on short-term investments	(4,217)	(2,966)
Unrealized foreign exchange loss (gain)	190	(224)
Depreciation	44	25
Stock-based compensation	72,791	11,096
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(11,014)	1,850
Other assets	(1,026)	(1,419)
Accounts payable	6,802	356
Accrued liabilities	12,218	1,611
Accrued compensation	(7,852)	(7,588)
Other current liabilities	(1,135)	(1,046)
Other non-current liabilities	(33)	25
Operating lease right-of-use assets and lease liabilities, net	365	25
Net cash used in operating activities	(122,291)	(61,168)

Cash flows from investing activities:
Maturities and sales of short-term investments	177,293	160,532
Purchase of short-term investments	(177,286)	—
Purchases of property and equipment	(245)	(422)
Net cash (used in) provided by investing activities	(238)	160,110

Cash flows from financing activities:
Proceeds received related to employee stock purchase plan and exercise of stock options	3,797	2,019
Proceeds from exercise of warrants (3)	—	5,658
Net cash provided by financing activities	3,797	7,677
Effect of exchange rate changes on cash	(19)	38
(Decrease) increase in cash, cash equivalents and restricted cash	(118,751)	106,657
Cash, cash equivalents and restricted cash at beginning of period	225,582	105,187
Cash, cash equivalents and restricted cash at end of period	$106,831	$211,844

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$106,515	$211,526
Restricted cash	316	318
Total cash, cash equivalents and restricted cash	$106,831	$211,844

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unpaid amounts related to property and equipment, net	$(746)	$—

(3) Refer to Note 11 – Related Party Transactions.

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

The Company’s current lead development candidate is ivonescimab, a novel, potential first-in-class bispecific antibody intending to combine the effects of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF compound into a single molecule. On December 5, 2022, the Company entered into the License Agreement with Akeso, Inc. and its affiliates (collectively, “Akeso”) pursuant to which the Company has in-licensed intellectual property rights related to ivonescimab (as amended, the “License Agreement”), as further described in Note 4. Through the License Agreement, the Company obtained the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan. The License Agreement and transaction closed in January 2023 following customary waiting periods. On June 3, 2024, the Company entered into an amendment to the License Agreement (the “Second Amendment”) with Akeso to expand its territories covered under the License Agreement to also include Latin America, including Mexico and all countries in Central America and South America, the Middle East and Africa (collectively, and as expanded, the “Licensed Territory”). The Company’s operations are focused on the development of ivonescimab and other future activities, as the Company determines.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of March 31, 2026 and for the three months ended March 31, 2026 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2025 has been derived from the consolidated audited financial statements as of that date. The results of the period are not necessarily indicative of full year results or any other interim period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report. The financial results of the Company’s activities are reported in United States Dollars.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued research and development expenses, stock-based compensation, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital Resources

During the three months ended March 31, 2026, the Company incurred a net loss of $189,424 and cash used in operating activities was $122,291. As of March 31, 2026, the Company had an accumulated deficit of $2,483,583 and cash and cash

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
equivalents of $106,515 and short-term investments of $492,216. The Company expects to continue to generate operating losses for the foreseeable future.

The Company’s cash and cash equivalents and short-term investments are not sufficient to fund the Company’s planned operations for a period of at least one year from the date these unaudited condensed consolidated financial statements are issued.

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

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies used in the preparation of these unaudited condensed consolidated financial statements for the three months ended March 31, 2026 as compared with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report.

Recently Issued Accounting Pronouncements

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
3. Segment Reporting

The Company’s chief operating decision makers (the “CODM function”), which are the Company’s Co-Chief Executive Officers, Mr. Duggan and Dr. Zanganeh, and Chief Operating Officer and Chief Financial Officer, Mr. Soni, utilize consolidated net loss that is reported on the unaudited condensed consolidated statement of operations and comprehensive loss to make decisions about allocating resources and assessing performance for the entire Company. The CODM function approves key operating and strategic decisions, including key decisions in clinical development and clinical operating activities, entering into significant contracts, such as revenue contracts and collaboration agreements and approves the Company’s consolidated operating budget. The CODM function views the Company’s operations and manages its business on a consolidated basis and as a single reportable operating segment. The CODM function is regularly provided with the following significant segment expenses:

	Three Months Ended March 31,
	2026	2025
Oncology clinical trial related costs	$90,195	$36,363
Compensation related costs, excluding stock-based compensation	26,432	15,854
Stock-based compensation	72,791	11,096
Other expenses (1)	5,794	3,538
Total segment expenses	195,212	66,851
Other income, net	5,788	3,938
Net loss	$(189,424)	$(62,913)
(1) Other expenses include general and administrative expenses excluding compensation and stock-based compensation.

As of March 31, 2026 and December 31, 2025, substantially all of the Company’s long-lived assets are located in the United States.

4. Akeso License and Collaboration Agreement

On December 5, 2022, the Company entered into the License Agreement with Akeso pursuant to which the Company is in-licensing its breakthrough bispecific antibody, ivonescimab. The License Agreement and transaction closed in January 2023 following customary waiting periods.

Ivonescimab, known as AK112 in China and Australia, and also as SMT112 in the Summit Licensed Territory, is a novel, potential first-in-class bispecific antibody intending to combine the effect of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF into a single molecule. Ivonescimab was engineered to bring two well established oncology targeted mechanisms together. Ivonescimab is currently in clinical development and, pursuant to the terms of the License Agreement, Summit will design and conduct the clinical trial activities to support regulatory filings in the Licensed Territory that Summit will submit.

Pursuant to the terms of the License Agreement, Summit will have final decision-making authority with respect to clinical development strategy and execution in the Licensed Territory. For co-joined studies in which both Summit and Akeso participate, mutual agreement is required for material decisions; Summit retains the exclusive decision making with respect to participating in, and continuing its participation in, co-joined studies in the Licensed Territory. Pursuant to the terms of the License Agreement, Summit will have final decision-making authority with respect to commercial strategy, pricing and reimbursement and other commercialization matters in the Licensed Territory. In connection with the License Agreement, the Company agreed to purchase a certain portion of drug substance and/or drug product for clinical and commercial supply and to enter into a supply agreement with Akeso. Summit is not assuming any liabilities (including contingent liabilities), acquiring any physical assets or trade names, or hiring or acquiring any employees from Akeso in connection with the License Agreement. Through the License Agreement, the Company obtained the rights to develop and commercialize ivonescimab in the United States, Canada, Europe, and Japan.

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

The Company has accounted for the License Agreement and Second Amendment to acquire the rights to develop and commercialize ivonescimab as the acquisition of an asset. All of the consideration relates to ivonescimab and technological feasibility of the asset has not yet been established since ivonescimab is in clinical development. As such, the Company has expensed the consideration as acquired in-process research and development upon closing of the transaction in the unaudited condensed consolidated statement of operations and comprehensive loss. There was no acquired in-process research and development expense for the three months ended March 31, 2026 and 2025, respectively. In addition to the payments already made to Akeso, under the License Agreement and Second Amendment, there are additional potential milestone payments of up to $4,555,000, as Akeso will be eligible to receive regulatory milestones of up to $1,050,000 and commercial milestones of up to $3,505,000. In addition, Akeso will be eligible to receive low double-digit royalties on net sales.

5. Other Income, Net

The following table sets forth the components of other income, net:

	Three Months Ended March 31,
	2026	2025
Foreign currency (loss) gain	$(62)	$77
Investment income (1)	5,850	3,861
Total	$5,788	$3,938

(1) Investment income relates to the Company’s money market funds, certificate of deposit and U.S. government treasury bills. Refer to Note 7 for details.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
6. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2026	2025
Net loss	$(189,424)	$(62,913)

Basic and diluted weighted average number of shares of common stock outstanding	775,458,141	738,076,003

Basic net loss per share	$(0.24)	$(0.09)
Diluted net loss per share	$(0.24)	$(0.09)

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

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	March 31,
	2026	2025
Options to purchase common stock	118,055,059	69,915,451
Restricted stock units	730,000	—
Shares expected to be purchased under employee stock purchase plan	113,419	66,324
Warrants	—	1,048,834
Total	118,898,478	71,030,609

Stock options that are outstanding and contain improbable vesting criteria are excluded from the presentation of common stock equivalents outstanding in the table above.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
7. Fair Value Measurements and Short-Term Investments

The following tables set forth the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

		March 31, 2026
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Credit (Loss)	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$98,277	$—	$—	$—	$98,277
Financial assets included within short-term investments:
Certificate of deposit	Level 2	25,000	—	—	—	25,000
U.S. Government treasury bills	Level 2	467,220	—	(4)	—	467,216
Total		$590,497	$—	$(4)	$—	$590,493

		December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Credit (Loss)	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$163,588	$—	$—	$—	$163,588
U.S. Government treasury bills	Level 2	45,300	12	—	—	45,312
Financial assets included within short-term investments:
Certificate of deposit	Level 2	25,000	—	—	—	25,000
U.S. Government treasury bills	Level 2	463,022	160	—	—	463,182
Total		$696,910	$172	$—	$—	$697,082

The tables above do not include cash at March 31, 2026 and December 31, 2025 of $8,238 and $16,366, respectively.

The Company believes that the carrying amounts of prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their fair values due to the short-term nature of those instruments.

Realized gain (loss) on short-term investments for the three months ended March 31, 2026 and 2025 were de minimis, respectively.

8. Research and Development Prepaid Expenses and Accrued Liabilities

Included within prepaid expenses and other current assets at March 31, 2026 and December 31, 2025 is $12,321 and $3,996, respectively, of prepayments relating to research and development expenditures. Included within accrued liabilities at March 31, 2026 and December 31, 2025 is $42,453 and $31,498, respectively, relating to research and development expenditures.

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

9. Stockholders' Equity

Preferred Stock

As of March 31, 2026 and December 31, 2025, the Company had 20,000,000 shares of preferred stock, par value $0.01, authorized and no shares issued and outstanding.

Common Stock

As of March 31, 2026 and December 31, 2025, the Company had authorized 1,000,000,000 shares of common stock.

October 2025 Private Investment in Public Equity (PIPE)

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

At-the-Market Offering (ATM Offering)

On May 13, 2024, the Company entered into an at-the-market (“ATM”) sales agreement (the “Original Distribution Agreement”) pursuant to which the Company may, subject to the terms and conditions set forth in the agreement offer and sell, from time to time, through or to the agents, acting as agents or principal, shares of the Company's common stock, par value $0.01, having an aggregate offering price of up to $90,000. On August 11, 2025, the Company entered into an amendment (the "Amendment") to the Original Distribution Agreement (as amended, the “Distribution Agreement”), which among other things, increased the aggregate offering price of common stock that the Company may offer and sell from time to time through the sales agent under the Distribution Agreement by an additional $360,000.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

From the date of the Original Distribution Agreement through March 31, 2026, the Company sold 7,146,432 shares of common stock under the ATM at a weighted-average price of $21.09 per share, for gross proceeds of $150,721, with commissions and fees of approximately $3,160. The remaining gross proceeds available under the Distribution Agreement as of March 31, 2026 were approximately $299,279. The Company plans to use the net proceeds from this offering for working capital and general corporate purposes.

Warrants

As of March 31, 2026 and December 31, 2025, the Company had no outstanding warrants. During the three months ended March 31, 2025, 3,581,154 warrants were exercised with a weighted average exercise price of $1.58.

10. Stock-Based Compensation

2020 Stock Award Plan

The Company currently grants stock options and restricted stock units to employees and directors under the 2020 Stock Incentive Plan (the “2020 Plan”) and formerly, the Company granted stock options under the 2016 Long Term Incentive Plan. The 2020 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The 2020 Plan is intended to attract and retain employees and directors and provide an incentive for these individuals to assist the Company to achieve long-range performance goals and to enable these individuals to participate in the long-term growth of the Company.

Based on the provisions of the 2020 Plan, the number of shares of common stock available for issuance under the 2020 Plan increased by 6,400,000 shares on January 1, 2026. On September 18, 2025, the Board approved an increase of 8,000,000 shares of common stock available for issuance under the 2020 Plan (the “Incremental Pool”), subject to the approval of the holders of a majority of the shares voting at the Company’s stockholder meeting. As of March 31, 2026, there are 522,009 shares available to be issued under the Incremental Pool. The Company’s unaudited condensed consolidated financial statements have treated the grant date of such stock options as the date Board approval was obtained.

On May 3, 2024, the Board adopted the 2024 Inducement Pool (the “Inducement Pool”), which mirrors the terms of the 2020 Plan, with a total of 2,000,000 shares of common stock reserved for issuance under the Inducement Pool. Effective January 22, 2025, the number of shares of common stock available under the Inducement Pool increased by 2,000,000 shares. The Inducement Pool provides for the grant of non-qualified stock options and was approved by the Compensation Committee of the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. As of March 31, 2026, there were 1,581,603 shares available for grant under the Inducement Pool.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2026.

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2025	119,464,728	$4.14	7.8
Granted	3,688,577	17.52
Forfeited	(4,417,850)	9.19
Exercised	(580,396)	4.94
Outstanding at March 31, 2026	118,155,059	$4.36	7.6
Vested and expected to vest as of March 31, 2026	112,886,811	$4.27	7.5
Exercisable at March 31, 2026	66,372,583	$2.74	7.2

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2026.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2025	—	$—
Granted	730,000	16.59
Outstanding at March 31, 2026	730,000	$16.59

Stock-Based Compensation Expense

The total stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended March 31,
	2026	2025
Research and development	$24,403	$4,059
General and administrative	48,388	7,037
Total stock-based compensation expense	$72,791	$11,096

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
The following summarizes stock-based compensation expense associated with each of the Company’s stock-based compensation arrangements:

	Three Months Ended March 31,
	2026	2025
Stock options	$72,090	$10,863
Restricted stock units	365	—
Employee stock purchase plan	336	233
Total stock-based compensation expense	$72,791	$11,096

During the second quarter of 2025, the Compensation Committee of the Board of Directors approved a modification to the Company's outstanding unvested performance-based stock option awards for certain employees and executives that will require only the service-based vesting requirements to continue to be satisfied in order to become fully vested, subject to employee consent. The Company accounted for this change as a Type III modification (improbable-to-probable) in accordance with the requirements of Accounting Standards Codification Topic 718 (ASC 718). As a result, 44,488,976 options were valued on the modification date. The Company is recognizing the newly assessed measurement date fair value of the awards as compensation expense over the remaining vesting period. During the three months ended March 31, 2026, the Company recognized expense of $41,396 associated with the modification. As of March 31, 2026, the unrecognized compensation cost associated with the modification was $166,439 and is expected to be expensed over a weighted-average recognition period of approximately 1.4 years.

11. Related Party Transactions

Leases

July 25, 2022 First Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 25, 2022 the Company entered into a first amendment, dated July 19, 2022, to its existing sublease agreement with Maky Zanganeh and Associates, Inc. (“MZA”), an entity owned by Maky Zanganeh, consisting of 4,500 square feet of office space at 2882 Sand Hill Road, Menlo Park, California. The existing sublease term, which was set to expire on September 30, 2022, was extended for a period of thirty-nine months from October 1, 2022 through December 31, 2025. The rent payable under the terms of the sublease was equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up had been applied. The agreement was further amended to include additional space, as noted below under the August 2, 2024 Third Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc. The first amendment was not extended following its expiration on December 31, 2025. During the three months ended March 31, 2025, payments of $207 were made pursuant to the first and third amendments to the Sublease Agreement.

July 29, 2022 Second Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 29, 2022, the Company entered into a second amendment to its existing sublease agreement with MZA, described above. The second amendment was effective as of August 1, 2022 and expired on December 31, 2025. The second amendment included an additional 1,277 square feet of office space at 2882 Sand Hill Road, Menlo Park, California. The rent payable under the terms of the sublease was equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up had been applied. The second amendment was not extended following its expiration on December 31, 2025. During the three months ended March 31, 2025, payments of $57 were made pursuant to the second amendment to the Sublease Agreement.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
April 1, 2024 Miami Sublease Agreements

On April 1, 2024, the Company entered into two sublease agreements of its Miami headquarters location, one with Genius 24C Inc. (“Genius”), an affiliate of the Company’s Co-CEO, Robert W. Duggan (the “Genius Sublease Agreement”) and one with Duggan Investments Research LLC (“Investments Research”), also an affiliate of the Company's Co-CEO, Robert W. Duggan (the “Investments Research Sublease Agreement”). Pursuant to the Genius Sublease Agreement, Genius sublet from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. Pursuant to the Investments Research Sublease Agreement, Investments Research sublet from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. For the three months ended March 31, 2026 and 2025, the Company recognized sublease income of $48 and $48, respectively, which was recorded net of operating lease expenses. As of March 31, 2026 and December 31, 2025, sublease income receivable recorded as a component of prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet were de minimis, respectively. Subsequently, effective April 1, 2026, the Company provided notice to both Genius and Investments Research to terminate the Genius Sublease Agreement and Investments Research Sublease Agreement, respectively, in order to have more space for the Company’s use at Miami HQ. The Company did not incur any early termination penalties.

August 2, 2024 Third Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On August 2, 2024, the Company entered into a third amendment to its existing sublease agreement with MZA. The third amendment was effective August 1, 2024 and included an additional space of 145 square feet of office space located at 2882 Sand Hill Road, Menlo Park, California. The Company was obligated to pay its proportionate share of the net payable by MZA to the third-party landlord, which was revised to 93.6% as of the effective date, based on the square footage of office space sublet by the landlord. The third amendment was not extended following its expiration on December 31, 2025.

Akeso Agreements

Upon the closing of the License Agreement, the Board appointed Dr. Yu (Michelle) Xia to serve as a member of the Board pursuant to the terms of the License Agreement. Dr. Xia is the founder of Akeso, and has been the chairwoman, president and CEO of Akeso since its inception in 2012. Furthermore, in connection with the License Agreement, the Company agreed to purchase a certain portion of drug substance for clinical and commercial supply and to enter into a supply agreement with Akeso. Refer to Note 4 for details on the License Agreement. In addition to the License Agreement , the Company also entered into various clinical services agreements with Akeso. During the three months ended March 31, 2026 and 2025, the Company incurred research and development expenses of $17,694 and $6,159, respectively, under these agreements with Akeso. As of March 31, 2026 and December 31, 2025, the Company included in accrued liabilities, related to Akeso, $2,711 and $1,215, respectively.

Private Placements

October 2025 PIPE

Refer to Note 9 for a discussion on the participation by related parties in October 2025 PIPE.

Warrants Exercise

In March 2025, Mr. Duggan, the Company's Co-Chief Executive Officer, exercised 2,936,221 of the 3,985,055 warrants which he received in connection with a private placement completed by the Company with Mr. Duggan and other investors on December 24, 2019, resulting in the purchase of 2,936,221 shares of common stock at an exercise price of $1.58.

On April 8, 2025, Mr. Duggan completed the exercise of the remaining warrants received in the December 24, 2019 private placement, resulting in the purchase of 1,048,834 shares of common stock at an exercise price of $1.58.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Professional Services

During the three months ended March 31, 2026 and 2025, the Company engaged the law firm Wilson Sonsini Goodrich & Rosati P.C. (“WSGR”), where Mr. Kenneth A. Clark, a member of the Board, is a partner. Payments to be made by the Company to WSGR were approved by the Audit Committee in accordance with its Related Party Transaction Policy. For the three months ended March 31, 2026, the Company incurred de minimis expenses for legal services rendered by WSGR. For the three months ended March 31, 2025, the Company incurred expenses for legal services rendered by WSGR totaling approximately $0.2 million.

12. Commitments and Contingencies

Fixed Asset Purchase Commitments

There were no material changes to the Company’s capital commitments that were disclosed in the Company’s Annual Report.

Lease Commitments

On July 23, 2025, the Company entered into an operating lease for 8,857 square feet of office space in Princeton, New Jersey (the “Princeton Lease Agreement”). The term of the Princeton Lease Agreement commenced on August 18, 2025 and was set to expire on August 31, 2028. The average annual lease payments under the Princeton Lease Agreement are approximately $292. Subsequently, on April 15, 2026, the Company entered into an amendment to the Princeton Lease Agreement (the “Princeton Amendment”). The Princeton Amendment expands the office space by 6,350 square feet for a total 15,207 square feet, and extends the lease term through August 31, 2029. The average annual lease payments under the Princeton Lease Agreement, upon effect of the Princeton Amendment, will be approximately $507.

Except as noted above, there were no material changes to the Company’s lease commitments that were disclosed in the Company’s Annual Report.

Other Commitments

The Company enters into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. Most contracts provide for termination upon notice, and therefore are cancellable contracts. The majority of these commitments are due within one year. There have been no material changes to the Company’s other contractual commitments that were disclosed in the Company’s Annual Report.

The Company has certain commitments under its agreements with Akeso. The License Agreement also contains certain manufacturing and purchase commitments. As of March 31, 2026, the Company is unable to estimate the amount, timing or likelihood of achieving the milestones, making future product sales or assessing estimated forecasts for manufacturing and supplied materials which these contingent payment obligations relate to.

Legal Proceedings

Litigation Relating to the December 2022 Notes Entered into in Connection with the License Agreement

On March 17, 2025, Rainaldi Revocable Trust, a purported stockholder of the Company, filed a derivative lawsuit in the Delaware Court of Chancery against certain of the Company’s current and former directors and the Company, solely as a nominal defendant, concerning the Note Purchase Agreement the Company entered into with Mr. Duggan and Dr. Zanganeh, pursuant to which the Company issued to Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the amount of $400,000 and $20,000, respectively, which matured and became due on February 15, 2023 and an unsecured promissory note to Mr. Duggan in the amount of $100,000 (collectively, the “December 2022 Notes”) in connection with the License Agreement. The suit asserts claims for breach of fiduciary duty and unjust enrichment and seeks, among other things, unspecified damages, rescission of the shares that Mr. Duggan and Dr. Zanganeh received as part of prepaid interest

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
payments under the December 2022 Notes, as well as attorneys’ fees and costs. Defendants’ Motion to Dismiss the complaint was filed on May 16, 2025. Plaintiff filed the Motion to Certify certain constitutional questions to the Delaware Supreme Court on May 29, 2025. Defendants agreed to a stipulation staying briefing on the Motion to Certify and the Motion to Dismiss pending the Delaware Supreme Court’s decision in another case involving substantially the same constitutional questions. On June 18, 2025, the Court granted such stipulation. The Delaware Supreme Court's decision came down on February 27, 2026. The briefing schedule for the Motion to Dismiss was filed by the parties with the courts on April 16, 2026. Defendants believe that Plaintiff's allegations are without merit and plan to vigorously defend against its claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and our audited consolidated financial statements and related notes for the year ended December 31, 2025 included in our Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this filing, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target,” “intend” and similar expressions should be considered forward-looking statements. As a result of many factors, including those factors set forth in the risks identified in the “Risk Factors” section of our other filings with the SEC, our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

Company Overview

Summit Therapeutics Inc. (“we,” “Summit” or the “Company”) is a biopharmaceutical company focused on the discovery, development, and commercialization of patient-, physician-, caregiver- and societal-friendly medicinal therapies intended to improve quality of life, increase potential duration of life, and resolve serious unmet medical needs. The Company’s pipeline of product candidates is designed with the goal to become the patient-friendly, new-era standard-of-care medicines, in the therapeutic area of oncology.

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

We believe the PFS hazard ratio that was observed in both Asian and Western sub-populations to be clinically meaningful. The primary analysis demonstrated the consistency of the magnitude of the PFS benefit between patients randomized in Asian and Western territories, as well as the consistency in a single-region study ("HARMONi-A") with this multiregional study.

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

Ivonescimab in combination with chemotherapy showed a positive trend in OS in the primary analysis without achieving a statistically significant benefit with a hazard ratio of 0.79 (95% CI: 0.62 – 1.01; p=0.057). This trend provides further support for its use in EGFRm NSCLC after TKI therapy, a setting where high unmet need continues to exist with limited approved options in the United States and other western territories. Currently there are no FDA-approved regimens that have demonstrated a statistically significant OS benefit in this patient setting. Both Asian and North American patients demonstrated a positive trend in OS. The results of the primary analysis in this multiregional study were consistent with that of the single-region randomized Phase III HARMONi-A study, which demonstrated a statistically significant OS benefit with a hazard ratio of 0.74 in the primary OS analysis in a similar patient population.

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

Based on the results of the HARMONi clinical trial, we submitted a Biologics License Application (“BLA”) in the fourth quarter of 2025 to seek approval for ivonescimab plus chemotherapy for this proposed indication. After careful consideration of the safety and efficacy profile of the current FDA-approved options for patients in this setting, the positive results of the Phase III multiregional study, including regional consistency, as well as discussions with key opinion leaders and those physicians who have administered ivonescimab to patients in a clinical study setting, we believe that the safety and efficacy data generated in the HARMONi study demonstrates that the ivonescimab regimen offers a potential treatment option for patients impacted by EGFR-mutant NSCLC in this setting with a favorable benefit-risk profile despite the lack of a statistically significant OS benefit. Summit announced in January 2026 that the FDA accepted for filing the BLA seeking approval for ivonescimab in combination with chemotherapy for this proposed indication. The FDA provided a Prescription Drug User Fee Act (PDUFA) goal action date of November 14, 2026. The FDA noted that a statistically significant OS benefit is necessary to support marketing authorization in this setting and the PFS results from this study may not be sufficient to support marketing authorization.

HARMONi-3 study (NCT05899608) is a Phase III, multi-regional, potentially registration-enabling clinical trial for which we initiated sites in North America, China and Europe. The two primary endpoints for this study are PFS and OS, and the study compares ivonescimab plus platinum-based doublet chemotherapy versus pembrolizumab plus platinum-based doublet chemotherapy in first-line patients with metastatic squamous NSCLC and non-squamous NSCLC. Enrollment is ongoing in all regions for patients with non-squamous tumors.

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
Patient enrollment was completed for the squamous cohort of HARMONi-3 in the first quarter of 2026. Previously, Summit announced its intention to perform an interim PFS analysis for the squamous cohort of the HARMONi-3 study in the second quarter of 2026 and final PFS analysis in the second half of 2026. To achieve statistical significance, there was a meaningfully higher bar than the upcoming planned final PFS analysis based on the minimal alpha spent on the interim analysis. At this early PFS interim analysis reviewed exclusively by the Independent Data Monitoring Committee (iDMC), the iDMC recommended that the study continue as planned. No safety concerns were noted, and the study continues to be double-blinded. There is no change to the previously guided timing of the preplanned final PFS analysis in the second half of 2026.
Enrollment in the non-squamous cohort of HARMONi-3 is expected to complete by the end of the second quarter of 2026. The Company expects to perform the PFS analysis for this cohort in the first half of 2027. Interim analyses for OS are planned to be conducted, based upon reaching prespecified numbers of events.

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

Other Collaboration Agreements

In June 2025, the Company entered into a clinical trial collaboration with Revolution Medicines Inc. (“RevMed”) to evaluate ivonescimab in combination with three RevMed RAS(ON) inhibitors (the “RevMed Collaboration”). In January 2026, the Company entered into a clinical trial collaboration with GSK plc to evaluate ivonescimab in combination with GSK’s novel B7-H3, risvutatug rezetecan, in multiple solid tumors (the “GSK Collaboration”). Neither the RevMed Collaboration nor the GSK Collaboration include upfront payments, milestone payments, or royalty sharing provisions. For the three months ended March 31, 2026, there was no cash consideration exchanged in connection with either the RevMed Collaboration or the GSK Collaboration.

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

Ivonescimab is currently being developed by both Akeso and the Company in multiple Phase III clinical trials. Over 4,000 patients have been treated with ivonescimab in clinical studies globally, and over 70,000 patients when considering those treated in a commercial setting in China as noted and updated by Akeso.

Product Pipeline

Summit Sponsored Ivonescimab Trials

Ivonescimab is currently being investigated in global Phase III clinical trials. Phase I and II trials were completed by or are ongoing with our partner Akeso. This pipeline reflects Phase III clinical trials that have been or are planned to be initiated by Summit in its Licensed Territory.

HARMONi

HARMONi study (NCT06396065) is a Phase III, multi-regional, potentially registration-enabling clinical trial, which enrolled patients in North America, Europe, and China. Patients enrolled in China were also enrolled as a part of the HARMONi-A study. We completed enrollment of patients in North America and Europe in October 2024. The two primary endpoints for this study are PFS and OS, and the study compares ivonescimab plus platinum-based doublet chemotherapy versus placebo plus platinum-based doublet chemotherapy in patients with advanced or metastatic EGFR-mutated NSCLC whose tumors have progressed following treatment with a third generation EGFR-TKI.

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

Ivonescimab in combination with chemotherapy showed a positive trend in OS in the primary analysis without achieving a statistically significant benefit with a hazard ratio of 0.79 (95% CI: 0.62 – 1.01; p=0.057). This trend provides further support for its use in EGFRm NSCLC after TKI therapy, a setting where high unmet need continues to exist with limited approved options in the United States and other western territories. Currently, there are no FDA-approved regimens that have demonstrated a statistically significant OS benefit in this patient setting. Both Asian and North American patients demonstrated a positive trend in OS. The results of the primary analysis in this multiregional study were consistent with that of the single-region randomized Phase III HARMONi-A study, which demonstrated a statistically significant OS benefit hazard ratio of 0.74 in the primary OS analysis in a similar patient population.

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

Based on the results of the HARMONi clinical trial, Summit submitted a BLA in the fourth quarter of 2025 in order to seek approval for ivonescimab plus chemotherapy in this setting. Summit announced in January 2026 that the FDA accepted for filing the BLA, seeking approval for ivonescimab in combination with chemotherapy for this proposed indication. The FDA provided a Prescription Drug User Fee Act (PDUFA) goal action date of November 14, 2026. The FDA noted that a statistically significant OS benefit is necessary to support marketing authorization in this setting, and the PFS results from this study may not be sufficient to support marketing authorization.

HARMONi-3

HARMONi-3 study (NCT05899608) is a Phase III, multi-regional, potentially registration-enabling clinical trial for which we initiated sites in North America, China and Europe. The two primary endpoints for this study are PFS and OS, and the study compares ivonescimab plus platinum-based doublet chemotherapy versus pembrolizumab plus platinum-based doublet chemotherapy in first-line patients with metastatic squamous NSCLC and non-squamous NSCLC. Enrollment is ongoing in all regions for patients with non-squamous tumors.

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

Patient enrollment was completed for the squamous cohort of HARMONi-3 in the first quarter of 2026. Previously, Summit announced its intention to perform an interim PFS analysis for the squamous cohort of the HARMONi-3 study in the second quarter of 2026 and final PFS analysis in the second half of 2026. To achieve statistical significance, there was a meaningfully higher bar than the upcoming planned final PFS analysis based on the minimal alpha spent on the interim analysis. At this early PFS interim analysis reviewed exclusively by the Independent Data Monitoring Committee (iDMC), the iDMC recommended that the study continue as planned. No safety concerns were noted, and the study continues to be double-blinded. There is no change to the previously guided timing of the preplanned final PFS analysis in the second half of 2026.
Enrollment in the non-squamous cohort of HARMONi-3 is expected to complete by the end of the second quarter of 2026. The Company expects to perform the PFS analysis for this cohort in the first half of 2027. Interim analyses for OS are planned to be conducted, based upon reaching prespecified numbers of events.

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

Non-Sponsored Phase III Clinical Studies (Summit’s License Territories)

In the first quarter of 2026, the Company announced that GORTEC (Groupe d'Oncologie Radiothérapie Tête Et Cou or Head and Neck Oncology and Radiotherapy Group), a cooperative group dedicated to Head and Neck Oncology, will initiate the Phase III clinical study, ILLUMINE (NCT07264075), which will evaluate ivonescimab monotherapy and ivonescimab in combination with ligufalimab, Akeso’s proprietary anti-CD47 monoclonal antibody, against monotherapy pembrolizumab in a three-arm study. The study is intended to be conducted in multiple countries in Europe and in China; Summit will consider the expansion of this study into the United States. The primary endpoint for the study is OS. The study, currently planned to enroll 780 patients with recurrent or metastatic PD-L1 positive head and neck squamous cell carcinoma (HNSCC), is expected to begin enrollment in the second quarter of 2026. Data supporting this study was previously presented at the 2024 European Society for Medical Oncology Annual Congress (“ESMO 2024”), whereby ivonescimab in combination with ligufalimab demonstrated an objective response rate of 60% in 20 patients with a median PFS of 7.1 months after a median follow-up time of 4.1 months; OS was not mature at the time of this analysis. At the time of data cut-off for this presentation, no patients receiving ivonescimab plus ligufalimab permanently discontinued drug treatment due to treatment-related adverse events.
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

Additional Ivonescimab Development: Akeso-Sponsored Trials

Akeso is currently developing ivonescimab in NSCLC and other solid tumor settings. Ivonescimab was approved by the National Medical Products Administration (“NMPA”) in May 2024 in China in combination with chemotherapy for patients with EGFR-mutated NSCLC whose tumors have progressed following an EGFR-TKI based on the results of the HARMONi-A clinical trial. Subsequently, ivonescimab was approved by the NMPA in April 2025 as monotherapy based on the results of the HARMONi-2 study in first-line, PD-L1 positive NSCLC. Also in October 2025, Akeso announced the positive data for the HARMONi-6 study in first-line squamous NSCLC for ivonescimab in combination with chemotherapy. Further details related to these three trials, in addition to other Phase II clinical data, are described further below. Akeso is currently conducting Phase III clinical trials in combination with chemotherapy in first-line biliary tract cancer (“HARMONi-GI1”), in first-line advanced PD-L1 low or negative triple-negative breast cancer (“TNBC”) (“HARMONi-BC1”), in first-line advanced microsatellite stable CRC (“HARMONi-GI6”) and in NSCLC for patients whose tumors have progressed following PD-(L)1 inhibitor based therapy (“HARMONi-8A”), as well as in combination with ligufalimab, a proprietary Akeso-owned investigational CD-47 monoclonal antibody, in first-line recurrent / metastatic PD-L1 positive head-and-neck cancer (“HARMONi-HN1”) and in combination with ligufalimab plus chemotherapy in first-line advanced pancreatic cancer (“HARMONi-GI2”). In addition, Akeso is conducting a Phase III study with ivonescimab after consolidation chemotherapy and radiotherapy in the limited stage small cell lung cancer setting ("HARMONi-9").

HARMONi-A

Based on data published by Akeso at the American Society of Clinical Oncology (“ASCO 2024”) and in a publication in the Journal of the American Medical Association (JAMA) in the HARMONi-A study, in a single-region (China), randomized, double-blinded Phase III study in patients with NSCLC who have progressed following an EGFR-TKI, ivonescimab achieved its primary endpoint of PFS when combined with doublet chemotherapy (pemetrexed and carboplatin). Patients experienced a 54% reduction in disease progression or death as compared to placebo plus doublet-chemotherapy (HR: 0.46, 95% CI: 0.34 - 0.62; p<0.001). In a pre-specified subgroup analysis of patients who received a previous third-generation TKI, a hazard ratio of 0.48 was observed. At the primary OS analysis of HARMONi-A, ivonescimab achieved a hazard ratio of 0.74 (95% CI: 0.58, 0.95, p=0.019), demonstrating a statistically significant and clinically meaningful OS benefit, which was presented in November 2025 at the 2025 Annual Meeting for the Society for Immunotherapy for Cancer. Ivonescimab demonstrated an acceptable and manageable safety profile, which was consistent with previous studies. There were nine patients (5.6%) who discontinued ivonescimab plus chemotherapy due to TRAEs compared to four patients (2.5%) who discontinued chemotherapy plus placebo due to TRAEs. No TRAEs resulted in the death of a patient in either arm in this Phase III study. Full results were published in JAMA (Fang et al. 2024).

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

HARMONi-6

After announcing positive qualitative results for the HARMONi-6 trial, on April 23, 2025, detailed clinical trial results of the study were presented as part of the Presidential Symposium at the European Society for Medical Oncology’s 2025 Congress (“ESMO 2025”). Overall survival data from the HARMONi-6 trial is planned to be presented as a late breaking abstract for the plenary session at the ASCO 2026 Annual Meeting. The HARMONi-6 study evaluated ivonescimab in combination with platinum-based chemotherapy compared to tislelizumab (a PD-1 inhibitor) in combination with platinum-based chemotherapy in patients with previously untreated advanced NSCLC irrespective of PD-L1 expression. HARMONi-6, also referred to as AK112-306, is a single region, multi-center, double-blinded Phase III study conducted in China sponsored by Akeso, with all relevant data exclusively generated, managed, and analyzed by Akeso.

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

Ivonescimab demonstrated an acceptable and manageable safety profile in the HARMONi-6 study, which was consistent with previous Phase III studies conducted studying ivonescimab. Nine patients (3.4%) discontinued ivonescimab plus chemotherapy due to TRAEs compared to 11 patients (4.2%) receiving tislelizumab plus chemotherapy due to TRAEs. There were eight patients in the ivonescimab plus chemotherapy arm and 10 patients in the tislelizumab plus chemotherapy arm who died as a result of TRAEs in this Phase III study. Results were published in Lancet (Chen et al. 2025).

Additional Phase II Data Sets

In addition to the HARMONi-2 data announced at WCLC 2024, Akeso also announced Phase II trial results from AK112-205, for patients with Stage II or III resectable NSCLC. Further, the Company announced data for ivonescimab was presented as a part of ESMO 2024 featuring updated Phase II ivonescimab data in advanced TNBC, for which subsequent updates to the data have been presented thereafter, recurrent / metastatic head and neck squamous cell carcinoma, and metastatic microsatellite-stable CRC. At ASCO 2024, Akeso presented ivonescimab Phase II data in biliary-tract cancer. Earlier, at the 2024 European Lung Cancer Conference, Akeso announced updated data from AK112-201 (Cohort 1), a Phase II study for patients with first-line advanced NSCLC. Each trial from which the data was generated was a multi-center Phase II study conducted in China sponsored by Akeso, with data generated and analyzed by Akeso.

Results of Operations

Amounts reported in millions within this Quarterly Report on Form 10-Q are computed based on the amounts in thousands, and therefore, the sum of components may not equal the total amount reported in millions due to rounding.

The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025	$ Change
Operating expenses:
Research and development	$132.6	$51.2	$81.4
General and administrative	62.6	15.6	47.0
Total operating expenses	195.2	66.8	128.4
Other income, net	5.8	3.9	1.9
Net loss	$(189.4)	$(62.9)	$126.5

Research and Development Expenses

The table below summarizes our research and development expenses by category for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
(in millions)	2026	2025	$ Change
Third-party research and development expenses:
Clinical trial related expenses	$54.3	$22.8	$31.5
Expenses related to manufacturing and purchasing of clinical trial related materials	28.3	8.4	19.9
Other external research and development expenses	7.6	5.1	2.5
Internal research and development expenses:
Compensation related costs, excluding stock-based compensation	18.0	10.8	7.2
Stock-based compensation	24.4	4.1	20.3
Total	$132.6	$51.2	$81.4

Research and development expenses increased by $81.4 million during the three months ended March 31, 2026, compared to the same period in the prior year. The increase in third-party research and development expenses was primarily driven by a $31.5 million increase in clinical trial related expenses, a $19.9 million increase in expenses related to manufacturing and purchasing of clinical trial related materials as a result of increased enrollment in our HARMONi-3, HARMONi-7, and HARMONi-GI3 trials, and a $2.5 million increase in other external research and development expenses. The increase in internal research and development expenses was primarily driven by a $20.3 million increase in stock-based compensation expense as a result of the modification to our performance-based stock option awards during the second quarter of 2025 and a $7.2 million increase in compensation related costs, excluding stock-based compensation, as we continue to hire additional resources to support the clinical development of ivonescimab. We expect research and development expenses to continue to increase as we progress with the development of ivonescimab.

General and Administrative Expenses

The table below summarizes our general and administrative expenses by category for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
(in millions)	2026	2025	$ Change
Compensation related costs, excluding stock-based compensation	$8.4	$5.0	$3.4
Stock-based compensation	48.4	7.0	41.4
Legal fees and professional services	4.6	2.8	1.8
Other general and administrative expenses	1.2	0.8	0.4
Total	$62.6	$15.6	$47.0

General and administrative expenses increased by $47.0 million for the three months ended March 31, 2026, compared to the same period in the prior year. The increase was primarily driven by a $41.4 million increase in stock-based compensation as a result of the modification to our performance-based stock option awards during the second quarter of 2025. In addition, compensation related costs, excluding stock-based compensation, increased by $3.4 million for the three months ended March 31, 2026 compared to the same period in the prior year as the Company is focused on building its executive management team, and legal fees and professional services increased by $1.8 million for the three months ended March 31, 2026 compared to the same period in the prior year to continue supporting the development of ivonescimab. We expect general and administrative expenses to continue to increase as we scale our infrastructure and management team to support the development of ivonescimab.

Other Income, net

The table below summarizes our other income by category for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
(in millions)	2026	2025	$ Change
Foreign currency (loss) gain	$(0.1)	$0.1	$(0.2)
Investment income	5.9	3.8	2.1
Total	$5.8	$3.9	$1.9

For the three months ended March 31, 2026, other income, net increased by $1.9 million, compared to the same period in the prior year, primarily due to an increase of $2.1 million in investment income due to higher cash equivalents and short-term investments balance.

Liquidity, Capital Resources and Going Concern

Going Concern

During the three months ended March 31, 2026, we incurred a net loss of $189.4 million and cash flows used in operating activities for the three months ended March 31, 2026 was $122.3 million. As of March 31, 2026, we had an accumulated deficit of $2,483.6 million, and cash and cash equivalents of $106.5 million and short-term investments of $492.2 million. We expect to continue to generate operating losses for the foreseeable future.

Our cash and cash equivalents and short-term investments are not sufficient to fund our planned operations for a period of at least one year from the date these unaudited condensed consolidated financial statements are issued.

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
•maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
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

On August 11, 2025, we entered into the Amendment to the Original Distribution Agreement. Pursuant to the Amendment, the Original Distribution Agreement was amended to, among other things, increase the aggregate offering price of shares of the Company’s common stock, par value $0.01 per share, from time to time, through the sales agent, by up to an additional $360.0 million. The remaining gross proceeds available under the Distribution Agreement as of March 31, 2026 was approximately $299.3 million.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash used in operating activities	$(122.3)	$(61.2)
Net cash (used in) provided by investing activities	$(0.2)	$160.1
Net cash provided by financing activities	$3.8	$7.7

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $122.3 million and primarily consisted of a net loss of $189.4 million and a $1.7 million net change in operating assets and liabilities, partially offset by non-cash charges of $68.8 million. The non-cash charges primarily consisted of $72.8 million of stock-based compensation driven by the modification to outstanding performance-based stock option awards which removed the performance-based vesting criteria, partially offset by $4.2 million relating to amortization of the discount on short-term investments in U.S. government treasury bills. The net change in operating assets and liabilities was primarily due to a $12.2 million increase in accrued liabilities and a $6.8 million increase in accounts payable, offset by a $11.0 million increase in prepaid expenses and other current assets, a $7.9 million decrease in accrued compensation, and a $1.1 million decrease in other current liabilities.

Net cash used in operating activities for the three months ended March 31, 2025 was $61.2 million and primarily consisted of the net loss of $62.9 million and a $6.2 million net change in operating assets and liabilities, partially offset by non-cash charges of $7.9 million. The non-cash charges primarily consisted of $11.1 million of stock-based compensation, partially offset by $3.0 million relating to amortization of the discount on short-term investments in U.S. government treasury bills. The net change in operating assets and liabilities was primarily due to a $7.6 million decrease in accrued compensation, a $1.4 million increase in other assets and a $1.0 million decrease in other current liabilities, partially offset by a $1.9 million decrease in prepaid expenses and other current assets and a $1.6 million increase in accrued liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $0.2 million and primarily driven by $177.3 million in purchase of short-term investments and $0.2 million in purchases of property and equipment, partially offset by $177.3 million in maturities and sales of short-term investments.

Net cash provided by investing activities for the three months ended March 31, 2025 was $160.1 million and primarily driven by $160.5 million received from maturities of short-term investments in U.S. government treasury bills.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $3.8 million and driven by $3.8 million of proceeds received related to employee stock awards and purchase plans.

Net cash provided by financing activities for the three months ended March 31, 2025 was $7.7 million and driven by $5.7 million of proceeds received related to the exercise of warrants and $2.0 million of proceeds received related to employee stock awards and purchase plans.

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

Except as set forth in Note 12, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes from the contractual obligations and commitments as of December 31, 2025 previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 23, 2026.

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
Interest Rate Risk
We hold our cash, cash equivalents and short-term investments for working capital purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of such investments to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents and short-term investments which are invested in a variety of short-term securities, including money market funds and investments in U.S. treasury securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our operating results or the total fair value of our portfolio.
Credit Risk
We consider all of our material counterparties to be creditworthy. We consider the credit risk for each of our counterparties to be low and do not have a significant concentration of credit risk at any of our counterparties. We have $0.5 million of research and development tax credits outstanding at March 31, 2026. Given that these receivables relate to the United Kingdom research and development tax credit cash rebate regimes and given our history of collection, it is highly unlikely that these amounts will not be collected.
Item 4. Controls and Procedures.
We have carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and the participation of the Company’s management, including our Co-Chief Executive Officers (our Principal Executive Officers) and our Chief Operating Officer and Chief Financial Officer (our Principal Financial Officer). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of March 31, 2026, our Co-Chief Executive Officer and Chairman of the Board and our Co-Chief Executive Officer, President and Director (our Principal Executive Officers), and our Chief Operating Officer, Chief Financial Officer and Director (our Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the December 2022 Notes, the Company obtained $520 million in bridge financing through three unsecured promissory notes: (1) a $400 million note issued to Mr. Duggan due on February 15, 2023; (2) a $20 million note issued to Dr. Zanganeh due on February 15, 2023; and (3) a $100 million note issued to Mr. Duggan due on September 15, 2023 (the “$100 Million Note”). The notes had an interest rate of 7.5% through February 15, 2023, with prepaid interest through that date paid in shares valued at $0.7913 per share. For periods after February 15, 2023, interest would accrue at the U.S. prime interest rate plus 50 basis points for three months, and thereafter at the U.S. prime rate plus 300 basis points. The notes contained no warrant coverage and no security interests. The Company announced the 2023 Rights Offering on December 6, 2022, which ran from February 7 through March 1, 2023. The 2023 Rights Offering was fully subscribed, with stockholders purchasing 476,190,471 shares of the Company’s common stock at $1.05 per share, raising $500 million in gross proceeds. Mr. Duggan and Dr. Zanganeh fully subscribed to their basic subscription rights, with Mr. Duggan participating by purchasing 376,489,880 shares for approximately $395.31 million. Following the Company’s fully subscribed $500 million 2023 Rights Offering, Dr. Zanganeh’s $20 million note was repaid on February 15, 2023, and Mr. Duggan's $400 million note was repaid. In the interest of minimizing stockholders dilution, the $100 Million Note was extended, and eventually the $75.5 million repayment was funded through the proceeds of the securities purchase agreements the Company entered into with multiple biotech institutional investors and individual accredited investors (the "September 2024 Private Placement") in which Mr. Duggan purchased 3,325,991 shares for an aggregate purchase price of $75.5 million as a participant in the September 2024 Private Placement at a purchase price of $22.70 per share, and the remaining $24.5 million was repaid in full on October 1, 2024, along with $7.3 million in accrued interest. Defendants’ motion to dismiss the complaint was filed on May 16, 2025 (the “Motion to Dismiss”). Plaintiff filed a motion to certify certain constitutional questions to the Delaware Supreme Court on May 29, 2025 (the “Motion to Certify”). Defendants agreed to a stipulation staying briefing on the Motion to Certify and the Motion to Dismiss pending the Delaware Supreme Court’s decision in another case involving substantially the same constitutional questions. On June 18, 2025, the Court granted such stipulation. The Delaware Supreme Court's decision came down on February 27, 2026. The briefing schedule for the Motion to Dismiss was filed by the parties with the courts on April 16, 2026.

European Patent Opposition

On June 18, 2025, an unknown third party (the “Opponent”) filed a notice of opposition against the Company’s in-licensed EP3882275B1 patent (the “’275 patent”) in the European Opposition Division of the European Patent Office (“EPO”). The ’275 patent covers Ivonescimab. The notice primarily asserts that the ’275 patent lacks inventive step. The Company contests these assertions and worked with its collaboration partner, Akeso, to timely file a response before the European Opposition Division of the EPO on January 2, 2026. The Opponent has filed a reply on March 25, 2026 and Summit and Akeso plan to file a response to the reply.

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
Our unaudited financial statements have been prepared under the assumption that we would continue as a going concern. However, we have concluded that there is substantial doubt about our ability to continue as a going concern, because without additional sources of funding, our cash and cash equivalents and short-term investments at March 31, 2026 are not sufficient for us to fund our working capital needs for the next twelve months after the date that the unaudited financial statements included in this Quarterly Report on Form 10-Q are issued. Management’s plans concerning these matters, including raising additional capital, are described in Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources – Sources of Liquidity of our unaudited financial statements included within this Quarterly Report on Form 10-Q. We continue to evaluate options to further finance our operating cash needs for our product candidates through a combination of some, or all, of the following: equity and debt offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations, and marketing, distribution or licensing arrangements. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. If we are unable to raise capital in the near term or on attractive terms, we could be forced to delay or reduce our research and development programs or any future commercialization efforts, or even curtail or cease operations.
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

Date: April 30, 2026	SUMMIT THERAPEUTICS INC.

	By:	/s/ Manmeet S. Soni
	Name:	Manmeet S. Soni
	Title	Chief Operating Officer, Chief Financial Officer and Director
(Principal Financial Officer)