Form 10-Q
period 2026-06-30
Summit Therapeutics Inc.
filed 2026-07-23
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 17, 2026, there were 797,749,602 shares of common stock, par value $0.01 per share, outstanding.

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
•general economic conditions, including economic slowdowns or other adverse economic conditions, such as periods of increased or prolonged inflation; and
•other risks and uncertainties, including those described under the heading “Risk Factors” included in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2026 (the “Annual Report”).
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Summit Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$419,365	$225,266
Restricted cash	317	316
Short-term investments	271,313	488,182
Prepaid expenses and other current assets	29,583	6,537
Total current assets	720,578	720,301

Non-current assets:
Property and equipment, net	1,781	1,059
Operating lease right-of-use assets	19,410	20,616
Goodwill	1,968	2,001
Other assets	8,448	7,205
Total assets	$752,185	$751,182

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$22,896	$20,292
Accrued liabilities	65,055	32,100
Accrued compensation	9,443	14,925
Operating lease liabilities, current portion	3,550	3,388
Other current liabilities	2,622	2,283
Total current liabilities	103,566	72,988

Non-current liabilities:
Operating lease liabilities, net of current portion	16,834	17,502
Other non-current liabilities	1,802	1,832
Total liabilities	122,202	92,322
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value: 1,000,000,000 shares authorized; 793,120,362 and 775,371,200 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	7,931	7,754
Additional paid-in capital	3,324,000	2,947,805
Accumulated other comprehensive loss	(2,665)	(2,540)
Accumulated deficit	(2,699,283)	(2,294,159)
Total stockholders' equity	629,983	658,860
Total liabilities and stockholders' equity	$752,185	$751,182

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development (1)	$157,733	$208,021	$290,351	$259,286
General and administrative	62,763	360,416	125,357	376,002
Total operating expenses	220,496	568,437	415,708	635,288
Other income, net	4,796	2,729	10,584	6,667
Net loss	$(215,700)	$(565,708)	$(405,124)	$(628,621)

Net loss per share:
Basic and diluted	$(0.28)	$(0.76)	$(0.52)	$(0.85)
Weighted average common shares outstanding:
Basic and diluted	778,184,568	742,615,007	776,824,812	740,358,044
Other comprehensive income (loss):
Foreign currency translation adjustments	34	(189)	118	(334)
Unrealized loss on short-term investments	(67)	—	(243)	(133)
Comprehensive loss	$(215,733)	$(565,897)	$(405,249)	$(629,088)

(1) Refer to Note 11 – Related Party Transactions for expenses incurred.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	775,371,200	$7,754	$2,947,805	$(2,540)	$(2,294,159)	$658,860
Issuance of common stock under stock purchase plans and exercise of stock options	646,274	6	3,791	—	—	3,797
Stock-based compensation	—	—	72,791	—	—	72,791
Net other comprehensive loss	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	(189,424)	(189,424)
Balance at March 31, 2026	776,017,474	$7,760	$3,024,387	$(2,632)	$(2,483,583)	$545,932
Issuance of common stock upon exercise of stock options	670,453	7	3,658	—	—	3,665
Proceeds from at-the-market offering, net of commissions of $3,463 (2)	16,432,435	164	227,249	—	—	227,413
Stock-based compensation	—	—	68,706		—	68,706
Net other comprehensive loss	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	(215,700)	(215,700)
Balance at June 30, 2026	793,120,362	$7,931	$3,324,000	$(2,665)	$(2,699,283)	$629,983

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	737,626,004	$7,376	$1,598,230	$(2,285)	$(1,214,573)	$388,748
Issuance of common stock under stock purchase plans and exercise of stock options and warrants (2)	3,983,386	40	7,637	—	—	7,677
Stock-based compensation	—	—	11,096	—	—	11,096
Net other comprehensive loss	—	—	—	(278)		(278)
Net loss	—	—	—	—	(62,913)	(62,913)
Balance at March 31, 2025	741,609,390	$7,416	$1,616,963	$(2,563)	$(1,277,486)	$344,330
Issuance of common stock upon exercise of stock options and warrants (2)	1,197,282	12	2,210	—	—	2,222
Stock-based compensation	—	—	478,784	—	—	478,784
Net other comprehensive loss	—	—	—	(189)	—	(189)
Net loss	—	—	—	—	(565,708)	(565,708)
Balance at June 30, 2025	742,806,672	$7,428	$2,097,957	$(2,752)	$(1,843,194)	$259,439

(2) Refer to Note 11 – Related Party Transactions.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(405,124)	$(628,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on short-term investments	(7,186)	(3,989)
Unrealized foreign exchange loss (gain)	220	(463)
Depreciation	90	62
Stock-based compensation	141,497	489,880
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(23,046)	(81)
Other assets	(1,243)	(3,672)
Accounts payable	2,895	18,287
Accrued liabilities	32,955	6,452
Accrued compensation	(5,482)	(5,407)
Other current liabilities	339	(342)
Other non-current liabilities	(30)	52
Operating lease right-of-use assets and lease liabilities, net	700	(70)
Net cash used in operating activities	(263,415)	(127,912)

Cash flows from investing activities:
Maturities and sales of short-term investments	626,088	311,340
Purchase of short-term investments	(402,276)	—
Purchases of property and equipment	(1,154)	(422)
Net cash provided by investing activities	222,658	310,918

Cash flows from financing activities:
Proceeds from the issuance of common stock under at-the-market offering, net of commissions (3)	227,413	—
Proceeds received related to employee stock purchase plan and exercise of stock options	7,462	2,584
Proceeds from exercise of warrants (3)	—	7,315
Net cash provided by financing activities	234,875	9,899
Effect of exchange rate changes on cash	(18)	99
Increase in cash, cash equivalents and restricted cash	194,100	193,004
Cash, cash equivalents and restricted cash at beginning of period	225,582	105,187
Cash, cash equivalents and restricted cash at end of period	$419,682	$298,191

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$419,365	$297,872
Restricted cash	317	319
Total cash, cash equivalents and restricted cash	$419,682	$298,191

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Leased assets obtained in exchange for operating lease liabilities	$709	$—
Unpaid amounts related to property and equipment, net	$—	$72

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of June 30, 2026 and for the three and six months ended June 30, 2026 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2025 has been derived from the consolidated audited financial statements as of that date. The results of the period are not necessarily indicative of full year results or any other interim period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report. The financial results of the Company’s activities are reported in United States Dollars.

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

Liquidity and Capital Resources

During the three and six months ended June 30, 2026, the Company incurred a net loss of $215,700 and $405,124, respectively, and cash used in operating activities for the six months ended June 30, 2026 was $263,415. As of June 30, 2026,

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
the Company had an accumulated deficit of $2,699,283, cash and cash equivalents of $419,365 and short-term investments of $271,313. The Company expects to continue to generate operating losses for the foreseeable future.

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

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies used in the preparation of these unaudited condensed consolidated financial statements for the six months ended June 30, 2026 as compared with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Oncology clinical trial related costs	$114,339	$67,824	$204,534	$104,187
Compensation related costs, excluding stock-based compensation	27,996	16,800	54,428	32,654
Stock-based compensation	68,706	478,784	141,497	489,880
Other expenses (1)	9,455	5,029	15,249	8,567
Total segment expenses	220,496	568,437	415,708	635,288
Other income, net	4,796	2,729	10,584	6,667
Net loss	$(215,700)	$(565,708)	$(405,124)	$(628,621)
(1) Other expenses include general and administrative expenses excluding compensation and stock-based compensation.

As of June 30, 2026 and December 31, 2025, substantially all of the Company’s long-lived assets are located in the United States.

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

The Company has accounted for the License Agreement and Second Amendment to acquire the rights to develop and commercialize ivonescimab as the acquisition of an asset. All of the consideration relates to ivonescimab and technological feasibility of the asset has not yet been established since ivonescimab is in clinical development. As such, the Company has expensed the consideration as acquired in-process research and development upon closing of the transaction in the unaudited condensed consolidated statement of operations and comprehensive loss. There was no acquired in-process research and development expense for the three and six months ended June 30, 2026 and 2025, respectively. In addition to the payments already made to Akeso, under the License Agreement and Second Amendment, there are additional potential milestone payments of up to $4,555,000, as Akeso will be eligible to receive regulatory milestones of up to $1,050,000 and commercial milestones of up to $3,505,000. In addition, Akeso will be eligible to receive low double-digit royalties on net sales.

5. Other Income, Net

The following table sets forth the components of other income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign currency (loss) gain	$(90)	$(199)	$(152)	$(122)
Investment income (1)	4,386	2,981	10,236	6,842
Other (2)	500	(53)	500	(53)
Total	$4,796	$2,729	$10,584	$6,667

(1) Investment income relates to the Company’s money market funds, certificate of deposit and U.S. government treasury bills. Refer to Note 7 for details.

(2) In June 2026, the Company entered into an asset purchase agreement (the “APA”) with a third party. Pursuant to the APA, the Company sold the asset relating to the pharmaceutical compound known as ridinilazole. In consideration for such assignment of rights, the third party has made an upfront non-refundable payment to the Company of $0.5 million. Additionally, the third party has also agreed to make additional payments totaling $1.5 million that are contingent upon the achievement of certain regulatory milestones, sales-based milestone payments of up to $103 million, as well as quarterly royalty payments that are based on a single digit percentage of net sales for certain products covered by the assigned and transferred patent rights. The Company did not have any amounts capitalized related to the underlying portfolio of patents, nor was any write-down of assets recorded upon executing the APA. The Company received the payment of $0.5 million from the third party in June 2026 and recognized the $0.5 million within other income, net on the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026. The Company does not have any ongoing obligations associated with the APA. As of June 30, 2026, the Company is unable to estimate the timing or

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
likelihood of achieving the regulatory milestone payments, sales-based milestone payments, and the quarterly royalty payments.

6. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(215,700)	$(565,708)	$(405,124)	$(628,621)

Basic and diluted weighted average number of shares of common stock outstanding	778,184,568	742,615,007	776,824,812	740,358,044

Basic net loss per share	$(0.28)	$(0.76)	$(0.52)	$(0.85)
Diluted net loss per share	$(0.28)	$(0.76)	$(0.52)	$(0.85)

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

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	June 30,
	2026	2025
Options to purchase common stock	118,267,815	114,506,229
Restricted stock units	730,000	—
Shares expected to be purchased under employee stock purchase plan	113,419	66,324
Total	119,111,234	114,572,553

Stock options that are outstanding and contain improbable vesting criteria are excluded from the presentation of common stock equivalents outstanding in the table above.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
7. Fair Value Measurements and Short-Term Investments

The following tables set forth the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

		June 30, 2026
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Credit (Loss)	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$184,354	$—	$—	$—	$184,354
U.S. Government treasury bills	Level 2	150,114	—	—	—	150,114
Financial assets included within short-term investments:
U.S. Government treasury bills	Level 2	271,384	—	(71)	—	271,313
Total		$605,852	$—	$(71)	$—	$605,781

		December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Credit (Loss)	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$163,588	$—	$—	$—	$163,588
U.S. Government treasury bills	Level 2	45,300	12	—	—	45,312
Financial assets included within short-term investments:
Certificate of deposit	Level 2	25,000	—	—	—	25,000
U.S. Government treasury bills	Level 2	463,022	160	—	—	463,182
Total		$696,910	$172	$—	$—	$697,082

The tables above do not include cash at June 30, 2026 and December 31, 2025 of $84,897 and $16,366, respectively.

The Company believes that the carrying amounts of prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their fair values due to the short-term nature of those instruments.

Realized gain (loss) on short-term investments for the three and six months ended June 30, 2026 and 2025 were de minimis, respectively.

8. Research and Development Prepaid Expenses and Accrued Liabilities

Included within prepaid expenses and other current assets at June 30, 2026 and December 31, 2025 is $24,318 and $3,996, respectively, of prepayments relating to research and development expenditures. Included within accrued liabilities at June 30, 2026 and December 31, 2025 is $63,379 and $31,498, respectively, relating to research and development expenditures.

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

9. Stockholders' Equity

Preferred Stock

As of June 30, 2026 and December 31, 2025, the Company had 20,000,000 shares of preferred stock, par value $0.01, authorized and no shares issued and outstanding.

Common Stock

As of June 30, 2026 and December 31, 2025, the Company had authorized 1,000,000,000 shares of common stock.

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

All of the Company's Section 16 officers participated in the capital raise. The Company’s Co-CEO, Executive Chairman and majority stockholder, its Co-CEO and the President and member of the Board, its COO, CFO, and member of the Board, its CAO, and certain non-executive employees and other related persons purchased an aggregate of 14,514,402 shares of common stock for gross proceeds of approximately $272,000. Additionally, Akeso purchased 533,617 shares of common stock for gross proceeds of approximately $10,000. The remaining $218,037 was raised with multiple leading biotech institutional investors.

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

At-the-Market Offering (ATM Offering)

On May 13, 2024, the Company entered into an at-the-market (“ATM”) sales agreement (the “Original Distribution Agreement”) pursuant to which the Company may, subject to the terms and conditions set forth in the agreement offer and sell, from time to time, through or to the agents, acting as agents or principal, shares of the Company’s common stock, par value $0.01, having an aggregate offering price of up to $90,000. On August 11, 2025, the Company entered into an amendment (the “Amendment”) to the Original Distribution Agreement (as amended, the “Distribution Agreement”), which among other things, increased the aggregate offering price of common stock that the Company may offer and sell from time to time through the sales agent under the Distribution Agreement by an additional $360,000.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

From the date of the Original Distribution Agreement through June 30, 2026, the Company sold 23,578,867 shares of common stock under the ATM at a weighted-average price of $16.18 per share, for gross proceeds of $381,597, with commissions and fees of approximately $6,623. The remaining gross proceeds available under the Distribution Agreement as of June 30, 2026 were approximately $68,403 which was utilized subsequent to June 30, 2026. The Company plans to use the net proceeds from this offering for working capital and general corporate purposes.

Warrants

As of June 30, 2026 and December 31, 2025, the Company had no outstanding warrants. During the three and six months ended June 30, 2025, warrants of 1,048,834 and 4,629,988 respectively with a weighted average exercise price of $1.58 were exercised.

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

Based on the provisions of the 2020 Plan, the number of shares of common stock available for issuance under the 2020 Plan increased by 6,400,000 shares on January 1, 2026. On September 18, 2025, the Board approved an increase of 8,000,000 shares of common stock available for issuance under the 2020 Plan (the “Incremental Pool”), which was approved by the majority of the shares voting at the Company’s Annual Meeting of Stockholders on June 10, 2026. As of June 30, 2026, there were 11,470,313 shares available for grant under the 2020 Plan.

On May 3, 2024, the Board adopted the 2024 Inducement Pool (the “Inducement Pool”), which mirrors the terms of the 2020 Plan, with a total of 2,000,000 shares of common stock reserved for issuance under the Inducement Pool. Effective January 22, 2025, the number of shares of common stock available under the Inducement Pool increased by 2,000,000 shares. The Inducement Pool provides for the grant of non-qualified stock options and was approved by the Compensation Committee of the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. As of June 30, 2026, there were 1,707,478 shares available for grant under the Inducement Pool.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2026.

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2025	119,464,728	$4.14	7.8
Granted	5,092,636	17.15
Forfeited	(4,938,700)	9.69
Exercised	(1,250,849)	5.22
Outstanding at June 30, 2026	118,367,815	$4.45	7.4
Vested and expected to vest as of June 30, 2026	113,153,918	$4.35	7.3
Exercisable at June 30, 2026	67,128,849	$2.76	7.0

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2026.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2025	—	$—
Granted	730,000	16.59
Outstanding at June 30, 2026	730,000	$16.59

Stock-Based Compensation Expense

The total stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$24,141	$128,577	$48,544	$132,636
General and administrative	44,565	350,207	92,953	357,244
Total stock-based compensation expense	$68,706	$478,784	$141,497	$489,880

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
The following summarizes stock-based compensation expense associated with each of the Company’s stock-based compensation arrangements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$67,554	$478,553	$139,644	$489,416
Restricted stock units	895	—	1,260	—
Employee stock purchase plan	257	231	593	464
Total stock-based compensation expense	$68,706	$478,784	$141,497	$489,880

During the second quarter of 2025, the Compensation Committee of the Board of Directors approved a modification to the Company's outstanding unvested performance-based stock option awards for certain employees and executives that will require only the service-based vesting requirements to continue to be satisfied in order to become fully vested, subject to employee consent. The Company accounted for this change as a Type III modification (improbable-to-probable) in accordance with the requirements of Accounting Standards Codification Topic 718 (ASC 718). As a result, 44,488,976 options were valued on the modification date. The Company is recognizing the newly assessed measurement date fair value of the awards as compensation expense over the remaining vesting period. During the three and six months ended June 30, 2026, the Company recognized expense of $39,053 and $80,449 respectively associated with the modification. As of June 30, 2026, the unrecognized compensation cost associated with the modification was $127,201 and is expected to be expensed over a weighted-average recognition period of approximately 1.2 years.

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

July 29, 2022 Second Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 29, 2022, the Company entered into a second amendment to its existing sublease agreement with MZA, described above. The second amendment was effective as of August 1, 2022 and expired on December 31, 2025. The second amendment included an additional 1,277 square feet of office space at 2882 Sand Hill Road, Menlo Park, California. The rent payable under the terms of the sublease was equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up had been applied. The second amendment was not extended following its expiration on December 31, 2025. During the three and six months ended June 30, 2025, payments of $57 and $114, respectively, were made pursuant to the second amendment to the Sublease Agreement.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
April 1, 2024 Miami Sublease Agreements

On April 1, 2024, the Company entered into two sublease agreements of its Miami headquarters location, one with Genius 24C Inc. (“Genius”), an affiliate of the Company’s Co-CEO, Robert W. Duggan (the “Genius Sublease Agreement”) and one with Duggan Investments Research LLC (“Investments Research”), also an affiliate of the Company's Co-CEO, Robert W. Duggan (the “Investments Research Sublease Agreement”). Pursuant to the Genius Sublease Agreement, Genius sublet from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. Pursuant to the Investments Research Sublease Agreement, Investments Research sublet from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. Effective April 1, 2026, the Company provided notice to both Genius and Investments Research to terminate the Genius Sublease Agreement and Investments Research Sublease Agreement, respectively, in order to have more space for the Company’s use at Miami HQ. The Company did not incur any early termination penalties. For the first quarter of 2026, the Company recognized sublease income of $48, which was recorded net of operating lease expenses. For the three and six months ended June 30, 2025 , the Company recognized sublease income of $46 and $94, respectively, which was recorded net of operating lease expenses. As of December 31, 2025, sublease income receivable recorded as a component of prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet was de minimis.

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

Akeso Agreements

Upon the closing of the License Agreement, the Board appointed Dr. Yu (Michelle) Xia to serve as a member of the Board pursuant to the terms of the License Agreement. Dr. Xia is the founder of Akeso, and has been the chairwoman, president and CEO of Akeso since its inception in 2012. Furthermore, in connection with the License Agreement, the Company agreed to purchase a certain portion of drug substance for clinical and commercial supply and to enter into a supply agreement with Akeso. Refer to Note 4 for details on the License Agreement. In addition to the License Agreement , the Company also entered into various clinical services agreements with Akeso. During the three and six months ended June 30, 2026, the Company incurred research and development expenses of $24,896 and $42,590, respectively, under these agreements with Akeso. During the three and six months ended June 30, 2025, the Company incurred research and development expenses of $9,456 and $15,615, respectively, under these agreements with Akeso. As of June 30, 2026 and December 31, 2025, the Company included in accrued liabilities, related to Akeso, $7,307 and $1,215, respectively.

Financings

October 2025 PIPE

Refer to Note 9 for a discussion on the participation by related parties in October 2025 PIPE.

ATM Offering

During the second quarter of 2026, the Audit Committee and all independent directors of the Board of Directors approved one or more Company affiliates to purchase shares of the Company’s common stock under the ATM. During the three and six months ended June 30, 2026, the Company's Co-Chief Executive Officers and Chief Financial Officer and Chief Operating Officer purchased an aggregate of 3,960,000 shares of common stock under the ATM at a weighted-average price of $13.17 per share, for gross proceeds totaling $52,169.

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

Professional Services

During the six months ended June 30, 2026 and 2025, the Company engaged the law firm Wilson Sonsini Goodrich & Rosati P.C. (“WSGR”), where Mr. Kenneth A. Clark, a member of the Board, is a partner. Payments to be made by the Company to WSGR were approved by the Audit Committee in accordance with its Related Party Transaction Policy. For the three and six months ended June 30, 2026, the Company incurred de minimis expenses for legal services rendered by WSGR. For the three and six months ended June 30, 2025, the Company incurred expenses for legal services rendered by WSGR totaling approximately $0.4 million and $0.6 million, respectively.

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

The Company has certain commitments under its agreements with Akeso. The License Agreement also contains certain manufacturing and purchase commitments. As of June 30, 2026, the Company is unable to estimate the amount, timing or likelihood of achieving the milestones, making future product sales or assessing estimated forecasts for manufacturing and supplied materials which these contingent payment obligations relate to.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Legal Proceedings

Litigation Relating to the December 2022 Notes Entered into in Connection with the License Agreement

On March 17, 2025, Rainaldi Revocable Trust, a purported stockholder of the Company, filed a derivative lawsuit in the Delaware Court of Chancery against certain of the Company’s current and former directors and the Company, solely as a nominal defendant, concerning the Note Purchase Agreement the Company entered into with Mr. Duggan and Dr. Zanganeh, pursuant to which the Company issued to Mr. Duggan and Dr. Zanganeh unsecured promissory notes in the amount of $400,000 and $20,000, respectively, which matured and became due on February 15, 2023 and an unsecured promissory note to Mr. Duggan in the amount of $100,000 (collectively, the “December 2022 Notes”) in connection with the License Agreement. The suit asserts claims for breach of fiduciary duty and unjust enrichment and seeks, among other things, unspecified damages, rescission of the shares that Mr. Duggan and Dr. Zanganeh received as part of prepaid interest payments under the December 2022 Notes, as well as attorneys’ fees and costs. Defendants’ Motion to Dismiss the complaint was filed on May 16, 2025. Plaintiff filed the Motion to Certify certain constitutional questions to the Delaware Supreme Court on May 29, 2025. Defendants agreed to a stipulation staying briefing on the Motion to Certify and the Motion to Dismiss pending the Delaware Supreme Court’s decision in another case involving substantially the same constitutional questions. On June 18, 2025, the Court granted such stipulation. The Delaware Supreme Court's decision came down on February 27, 2026. The briefing schedule for the Motion to Dismiss was filed by the parties with the courts on April 16, 2026. On May 27, 2026, Plaintiff and the Defendants stipulated to voluntary dismissal of Plaintiff’s claims with prejudice as to Plaintiff and without prejudice as to any other stockholder of the Company, and the Court approved that dismissal the same day.

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

We believe the PFS hazard ratio that was observed in both Asian and western sub-populations to be clinically meaningful. The primary analysis demonstrated the consistency of the magnitude of the PFS benefit between patients randomized in Asian and western territories, as well as the consistency in a single-region study (“HARMONi-A”) with this multiregional study.

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

In July 2026, an updated analysis was conducted with a data cutoff date of June 2026 which analyzed OS when most western patients had discontinued treatment or completed two years of treatment. This analysis showed a consistent OS trend amongst western and Asian patients as western patients were followed for additional time on study reaching median follow-up of 23.2 months; Asian patients remained locked with a median follow-up time of 32.7 months from the primary analysis. A hazard ratio of 0.76 was observed for the full population; the 0.76 hazard ratio was observed in western patient subgroup, respectively, in this analysis. Ivonescimab continued to demonstrate an acceptable and manageable safety profile, that was consistent with previous Phase III data of ivonescimab plus chemotherapy with no additional safety signals noted. These OS results have been made available to the FDA, and more detailed data are intended to be presented at an upcoming medical conference.

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

Patient enrollment was completed for the squamous cohort of HARMONi-3 in the first quarter of 2026. Previously, Summit announced its intention to perform an interim PFS analysis for the squamous cohort of the HARMONi-3 study in the second quarter of 2026. To achieve statistical significance, there was a meaningfully higher bar than the upcoming planned final PFS analysis based on the minimal alpha spent on the interim analysis. At this early PFS interim analysis reviewed exclusively by the Independent Data Monitoring Committee (iDMC), the iDMC recommended that the study continue as planned. No safety concerns were noted, and the study continues to be double-blinded. The number of PFS events needed in the squamous cohort for the primary analysis is expected to be reached in the second half of 2026, and a planned early interim analysis for OS is expected to take place in conjunction with the primary PFS analysis. An interim analysis for overall survival independent of PFS is planned for the first half of 2027.

Enrollment in the non-squamous cohort of the global HARMONi-3 study was completed in the second quarter of 2026. For this cohort, the number of events needed to conduct the PFS analysis is expected to be reached in the first half of 2027.

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

Other Collaboration Agreements

In June 2025, the Company entered into a clinical trial collaboration with Revolution Medicines Inc. (“RevMed”) to evaluate ivonescimab in combination with three RevMed RAS(ON) inhibitors (the “RevMed Collaboration”). In January 2026, the Company entered into a clinical trial collaboration with GSK plc to evaluate ivonescimab in combination with GSK’s novel B7-H3 ADC, risvutatug rezetecan, in multiple solid tumors (the “GSK Collaboration”). Neither the RevMed Collaboration nor the GSK Collaboration include upfront payments, milestone payments, or royalty sharing provisions. For the three and six months ended June 30, 2026, there was no cash consideration exchanged in connection with either the RevMed Collaboration or the GSK Collaboration.

In July 2026, the Company entered into a clinical trial collaboration with Arcus Biosciences, Inc (“Arcus”) to evaluate ivonescimab in combination with Arcus’ novel inhibitor of hypoxia-inducible factor 2-alpha, casdatifan, in clear cell renal cell carcinoma (the “Arcus Collaboration”). Both Arcus and the Company will contribute to the cost of the clinical study and each will provide study drug for purposes of conducting the clinical trial. There are no additional milestone payments or royalty sharing provisions thereafter.

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

In July 2026, an updated analysis was conducted with a data cutoff date of June 2026 which analyzed OS when most western patients had discontinued treatment or completed two years of treatment. This analysis showed a consistent OS trend amongst western and Asian patients as western patients were followed for additional time on study reaching median follow-up of 23.2 months; Asian patients remained locked with a median follow-up time of 32.7 months from the primary analysis. A hazard ratio of 0.76 was observed for the full population; the 0.76 hazard ratio was observed in western patient subgroup, respectively, in this analysis. Ivonescimab continued to demonstrate an acceptable and manageable safety profile, that was consistent with previous Phase III data of ivonescimab plus chemotherapy with no additional safety signals noted. These OS results have been made available to the FDA, and more detailed data are intended to be presented at an upcoming medical conference.

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

Patient enrollment was completed for the squamous cohort of HARMONi-3 in the first quarter of 2026. Previously, Summit announced its intention to perform an interim PFS analysis for the squamous cohort of the HARMONi-3 study in the second quarter of 2026. To achieve statistical significance, there was a meaningfully higher bar than the upcoming planned final PFS analysis based on the minimal alpha spent on the interim analysis. At this early PFS interim analysis reviewed exclusively by the Independent Data Monitoring Committee (iDMC), the iDMC recommended that the study continue as planned. No safety concerns were noted, and the study continues to be double-blinded. The number of PFS events needed in the squamous cohort for the primary analysis is expected to be reached in the second half of 2026, and a planned early interim analysis for OS is expected to take place in conjunction with the primary PFS analysis. An interim analysis for overall survival independent of PFS is planned for the first half of 2027.

Enrollment in the non-squamous cohort of the global HARMONi-3 study was completed in the second quarter of 2026. For this cohort, the number of events needed to conduct the PFS analysis is expected to be reached in the first half of 2027.

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

Non-Sponsored Phase III Clinical Studies (Summit’s License Territories)

In the first quarter of 2026, the Company announced that GORTEC (Groupe d'Oncologie Radiothérapie Tête Et Cou or Head and Neck Oncology and Radiotherapy Group), a cooperative group dedicated to Head and Neck Oncology, will initiate the Phase III clinical study, ILLUMINE (NCT07264075), which will evaluate ivonescimab monotherapy and ivonescimab in combination with ligufalimab, Akeso’s proprietary anti-CD47 monoclonal antibody, against monotherapy pembrolizumab in a three-arm study. The study is intended to be conducted in multiple countries in Europe and in China; Summit will consider the expansion of this study into the United States. The primary endpoint for the study is OS. The study, currently planned to enroll 780 patients with recurrent or metastatic PD-L1 positive head and neck squamous cell carcinoma (HNSCC), began enrollment in the second quarter of 2026. Data supporting this study was previously presented at the 2024 European Society for Medical Oncology Annual Congress (“ESMO 2024”), whereby ivonescimab in combination with ligufalimab demonstrated an objective response rate of 60% in 20 patients with a median PFS of 7.1 months after a median follow-up time of 4.1 months; OS was not mature at the time of this analysis. At the time of data cut-off for this presentation, no patients receiving ivonescimab plus ligufalimab permanently discontinued drug treatment due to treatment-related adverse events.

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

In the fourth quarter of 2023, we began collaborating with multiple institutions globally and opened our investigator- sponsored trials program across several disease areas. We continued to expand this program in order to discover additional opportunities for ivonescimab, including in several tumors outside of our current development plan.

We plan to review the data generated from these clinical trials as well as Akeso-sponsored clinical trials as a part of our consideration for advancing our clinical development pipeline for ivonescimab in the Licensed Territory.

Additional Ivonescimab Development: Akeso-Sponsored Trials

Akeso is currently developing ivonescimab in NSCLC and other solid tumor settings. Ivonescimab was approved by the National Medical Products Administration (“NMPA”) in May 2024 in China in combination with chemotherapy for patients with EGFR-mutated NSCLC whose tumors have progressed following an EGFR-TKI based on the results of the HARMONi-A clinical trial. Subsequently, ivonescimab was approved by the NMPA in April 2025 as monotherapy based on the results of the HARMONi-2 study in first-line, PD-L1 positive NSCLC. Also in October 2025, Akeso announced the positive data for the HARMONi-6 study in first-line squamous NSCLC for ivonescimab in combination with chemotherapy. Further details related to these three trials, in addition to other Phase II clinical data, are described further below. Akeso is currently conducting Phase III clinical trials in combination with chemotherapy in first-line biliary tract cancer (“HARMONi-GI1”), in first-line advanced PD-L1 low or negative triple-negative breast cancer (“TNBC”) (“HARMONi-BC1”), in first-line advanced microsatellite stable CRC (“HARMONi-GI6”) and in NSCLC for patients whose tumors have progressed following PD-(L)1 inhibitor based therapy (“HARMONi-8A”), as well as in combination with ligufalimab, a proprietary Akeso-owned investigational CD-47 monoclonal antibody, in first-line recurrent / metastatic PD-L1 positive head-and-neck cancer (“HARMONi-HN1”) and in combination with ligufalimab plus chemotherapy in first-line advanced pancreatic cancer (“HARMONi-GI2”). In addition, Akeso is conducting a Phase III study with ivonescimab after consolidation chemotherapy and radiotherapy in the limited stage small cell lung cancer setting (“HARMONi-9”).

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

HARMONi-6

After announcing positive qualitative results for the HARMONi-6 trial, on April 23, 2025, detailed clinical trial results of the study were presented as part of the Presidential Symposium at the European Society for Medical Oncology’s 2025 Congress (“ESMO 2025”). Additionally, positive overall survival data from the HARMONi-6 trial was presented on May 31, 2026 as a late breaking abstract for the plenary session at the ASCO 2026 Annual Meeting. The HARMONi-6 study evaluated ivonescimab in combination with platinum-based chemotherapy compared to tislelizumab (a PD-1 inhibitor) in combination with platinum-based chemotherapy in patients with previously untreated advanced NSCLC irrespective of PD-L1 expression. HARMONi-6, also referred to as AK112-306, is a single region, multi-center, double-blinded Phase III study conducted in China sponsored by Akeso, with all relevant data exclusively generated, managed, and analyzed by Akeso.

In the HARMONi-6 planned PFS interim analysis, ivonescimab in combination with chemotherapy demonstrated a statistically significant improvement in the primary endpoint, PFS, by IRRC, when compared to tislelizumab in combination with chemotherapy, achieving a hazard ratio of 0.60 (95% CI: 0.46, 0.78; p<0.0001). In the HARMONi-6 planned interim analysis of OS, ivonescimab in combination with chemotherapy demonstrated a statistically significant improvement when compared to tislelizumab in combination with chemotherapy, with a hazard ratio of 0.66 (95% CI: 0.50, 0.87; p=0.0017). For both PFS and OS, a clinically meaningful benefit was demonstrated across clinical subgroups, including those with either PD-L1 negative or positive expression.

Ivonescimab demonstrated an acceptable and manageable safety profile in the HARMONi-6 study, which was consistent with previous Phase III studies conducted studying ivonescimab. 14 patients (5.3%) discontinued ivonescimab plus chemotherapy due to TRAEs compared to 12 patients (4.5%) receiving tislelizumab plus chemotherapy due to TRAEs. There were 10 patients in the ivonescimab plus chemotherapy arm and 11 patients in the tislelizumab plus chemotherapy arm who died as a result of TRAEs in this Phase III study. Results were published in Lancet (Lu et al. 2026).

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

Additionally, at ASCO 2026, Summit presented new global Phase II ivonescimab data in metastatic microsatellite-stable CRC. Data generated was from a multi-center Phase II study conducted in the U.S. and China co-sponsored by Summit and Akeso, with data generated and analyzed by Summit and Akeso.

Results of Operations

Amounts reported in millions within this Quarterly Report on Form 10-Q are computed based on the amounts in thousands, and therefore, the sum of components may not equal the total amount reported in millions due to rounding.

The following table sets forth our results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	$ Change	2026	2025	$ Change
Operating expenses:
Research and development	$157.7	$208.0	$(50.3)	$290.3	$259.3	$31.0
General and administrative	62.8	360.4	(297.6)	125.4	376.0	(250.6)
Total operating expenses	220.5	568.4	(347.9)	415.7	635.3	(219.6)
Other income, net	4.8	2.7	2.1	10.6	6.7	3.9
Net loss	$(215.7)	$(565.7)	$(350.0)	$(405.1)	$(628.6)	$(223.5)

Research and Development Expenses

The table below summarizes our research and development expenses by category for the three and six months ended June 30, 2026 and 2025, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	$ Change	2026	2025	$ Change
Third-party research and development expenses:
Clinical trial related expenses	$67.5	$30.6	$36.9	$121.8	$53.4	$68.4
Expenses related to manufacturing and purchasing of clinical trial related materials	38.5	32.2	6.3	66.8	40.6	26.2
Other external research and development expenses	8.3	5.0	3.3	15.9	10.2	5.7
Internal research and development expenses:
Compensation related costs, excluding stock-based compensation	19.3	11.6	7.7	37.3	22.4	14.9
Stock-based compensation	24.1	128.6	(104.5)	48.5	132.7	(84.2)
Total	$157.7	$208.0	$(50.3)	$290.3	$259.3	$31.0

Research and development expenses decreased $50.3 million during the three months ended June 30, 2026 and increased $31.0 million during the six months ended June 30, 2026, respectively, compared to the same periods in the prior year. The increase in third-party research and development expenses for the three and six months ended June 30, 2026, was primarily driven by a $36.9 million and $68.4 million increase in clinical trial related expenses, respectively, a $6.3 million and $26.2 million increase in expenses related to manufacturing and purchasing of clinical trial related materials as a result of increased enrollment in our HARMONi-3, HARMONi-7, and HARMONi-GI3 trials, respectively, and a $3.3 million and $5.7 million increase in other external research and development expenses, respectively. The decrease in internal research and development expenses for the three and six months ended June 30, 2026, was primarily driven by a $104.5 million and $84.2 million decrease in stock-based compensation expense respectively, as a result of the modification to our performance-based stock option awards during the second quarter of 2025, which is offset by a $7.7 million and $14.9 million increase in compensation related costs, excluding stock-based compensation, respectively, as we continue to hire additional resources to support the clinical development of ivonescimab. We expect research and development expenses to continue to increase as we progress with the development of ivonescimab.

General and Administrative Expenses

The table below summarizes our general and administrative expenses by category for the three and six months ended June 30, 2026 and 2025, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	$ Change	2026	2025	$ Change
Compensation related costs, excluding stock-based compensation	$8.7	$5.2	$3.5	$17.1	$10.2	$6.9
Stock-based compensation	44.6	350.2	(305.6)	93.0	357.2	(264.2)
Legal fees and professional services	6.5	3.2	3.3	11.1	6.0	5.1
Other general and administrative expenses	3.0	1.8	1.2	4.2	2.6	1.6
Total	$62.8	$360.4	$(297.6)	$125.4	$376.0	$(250.6)

General and administrative expenses decreased by $297.6 million and $250.6 million for the three and six months ended June 30, 2026 respectively, compared to the same periods in the prior year. The decrease was primarily driven by a $305.6 million and $264.2 million decrease in stock-based compensation respectively, as a result of the modification to our performance-based stock option awards during the second quarter of 2025. In addition, compensation related costs, excluding stock-based compensation, increased by $3.5 million and $6.9 million for the three and six months ended June 30, 2026 respectively, compared to the same periods in the prior year due to increased headcount. Additionally, legal fees and professional services increased by $3.3 million and $5.1 million for the three and six months ended June 30, 2026 respectively, compared to the same periods in the prior year to continue supporting the development of ivonescimab. We expect general and administrative expenses to continue to increase as we scale our infrastructure and increase our headcount to support the development of ivonescimab.

Other Income, net

The table below summarizes our other income by category for the three and six months ended June 30, 2026 and 2025, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	$ Change	2026	2025	$ Change
Foreign currency (loss) gain	$(0.1)	$(0.2)	$0.1	$(0.2)	$(0.1)	$(0.1)
Investment income	4.4	3.0	1.4	10.3	6.8	3.5
Other (1)	0.5	(0.1)	0.6	0.5	—	0.5
Total	$4.8	$2.7	$2.1	$10.6	$6.7	$3.9

(1) In June 2026, the Company entered into an asset purchase agreement (the “APA”) with a third party. Pursuant to the APA, the Company sold the asset relating to the pharmaceutical compound known as ridinilazole. In consideration for such assignment of rights, the third party has made an upfront non-refundable payment to the Company of $0.5 million. Additionally, the third party has also agreed to make additional payments totaling $1.5 million that are contingent upon the achievement of certain regulatory milestones, sales-based milestone payments of up to $103 million, as well as quarterly royalty payments that are based on a single digit percentage of net sales for certain products covered by the assigned and transferred patent rights. The Company did not have any amounts capitalized related to the underlying portfolio of patents, nor was any write-down of assets recorded upon executing the APA. The Company received the payment of $0.5 million from the third party in June 2026 and recognized the $0.5 million within other income, net on the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026. The Company does not have any ongoing obligations associated with the APA. As of June 30, 2026, the Company is unable to estimate the timing or likelihood of achieving the regulatory milestone payments, sales-based milestone payments, and the quarterly royalty payments.

For the three and six months ended June 30, 2026, other income, net increased by $2.1 million and $3.9 million, compared to the same periods in the prior year, primarily due to an increase of $1.4 million and $3.5 million in investment income due to higher cash equivalents and short-term investments balance, respectively.

Liquidity, Capital Resources and Going Concern

Going Concern

During the three and six months ended June 30, 2026, we incurred a net loss of $215.7 million and $405.1 million and cash flows used in operating activities for the six months ended June 30, 2026 was $263.4 million. As of June 30, 2026, we had an accumulated deficit of $2,699.3 million, cash and cash equivalents of $419.4 million and short-term investments of $271.3 million. We expect to continue to generate operating losses for the foreseeable future.

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

Sources of Liquidity

As of June 30, 2026, we have financed our operations primarily through issuances of our common stock, including our most recent private placements issued in October 2025 and September 2024 for gross proceeds of $500.0 million and $235.0 million, respectively, and the raise of $381.6 million gross proceeds from our Distribution Agreement since inception, issuance of debt, and receipt of payments to us under license and collaboration arrangements. The remaining gross proceeds available under the Distribution Agreement as of June 30, 2026 was approximately $68.4 million which was utilized subsequent to June 30, 2026.

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

On August 11, 2025, we entered into the Amendment to the Original Distribution Agreement. Pursuant to the Amendment, the Original Distribution Agreement was amended to, among other things, increase the aggregate offering price of shares of the Company’s common stock, par value $0.01 per share, from time to time, through the sales agent, by up to an additional $360.0 million. The remaining gross proceeds available under the Distribution Agreement as of June 30, 2026 was approximately $68.4 million which was utilized subsequent to June 30, 2026.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash used in operating activities	$(263.4)	$(127.9)
Net cash provided by investing activities	$222.7	$310.9
Net cash provided by financing activities	$234.9	$9.9

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $263.4 million and primarily consisted of a net loss of $405.1 million and a $7.1 million net change in operating assets and liabilities, partially offset by non-cash charges of $134.6 million. The non-cash charges primarily consisted of $141.5 million of stock-based compensation driven by the modification to outstanding performance-based stock option awards which removed the performance-based vesting criteria, partially offset by $7.2 million relating to amortization of the discount on short-term investments in U.S. government treasury bills. The net change in operating assets and liabilities was primarily due to a $33.0 million increase in accrued liabilities and a $2.9 million increase in accounts payable, offset by a $23.0 million increase in prepaid expenses and other current assets, a $1.2 million increase in other assets, and a $5.5 million decrease in accrued compensation.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026 was $222.7 million and primarily driven by $626.1 million in maturities and sales of short-term investments, offset by $402.3 million in purchase of short-term investments and $1.2 million in purchases of property and equipment.
Net cash provided by investing activities for the six months ended June 30, 2025 was $310.9 million and was primarily due to $311.3 million received from maturities of short-term investments in U.S. Treasury securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $234.9 million and was driven by $227.4 million net proceeds from our current Distribution Agreement and $7.5 million of proceeds received related to employee stock awards and purchase plans.
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
Credit Risk
We consider all of our material counterparties to be creditworthy. We consider the credit risk for each of our counterparties to be low and do not have a significant concentration of credit risk at any of our counterparties. We have $0.6 million of research and development tax credits outstanding at June 30, 2026. Given that these receivables relate to the United Kingdom research and development tax credit cash rebate regimes and given our history of collection, it is highly unlikely that these amounts will not be collected.
Item 4. Controls and Procedures.
We have carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and the participation of the Company’s management, including our Co-Chief Executive Officers (our Principal Executive Officers) and our Chief Operating Officer and Chief Financial Officer (our Principal Financial Officer). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of June 30, 2026, our Co-Chief Executive Officer and Chairman of the Board and our Co-Chief Executive Officer, President and Director (our Principal Executive Officers), and our Chief Operating Officer, Chief Financial Officer and Director (our Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the December 2022 Notes, the Company obtained $520 million in bridge financing through three unsecured promissory notes: (1) a $400 million note issued to Mr. Duggan due on February 15, 2023; (2) a $20 million note issued to Dr. Zanganeh due on February 15, 2023; and (3) a $100 million note issued to Mr. Duggan due on September 15, 2023 (the “$100 Million Note”). The notes had an interest rate of 7.5% through February 15, 2023, with prepaid interest through that date paid in shares valued at $0.7913 per share. For periods after February 15, 2023, interest would accrue at the U.S. prime interest rate plus 50 basis points for three months, and thereafter at the U.S. prime rate plus 300 basis points. The notes contained no warrant coverage and no security interests. The Company announced the 2023 Rights Offering on December 6, 2022, which ran from February 7 through March 1, 2023. The 2023 Rights Offering was fully subscribed, with stockholders purchasing 476,190,471 shares of the Company’s common stock at $1.05 per share, raising $500 million in gross proceeds. Mr. Duggan and Dr. Zanganeh fully subscribed to their basic subscription rights, with Mr. Duggan participating by purchasing 376,489,880 shares for approximately $395.31 million. Following the Company’s fully subscribed $500 million 2023 Rights Offering, Dr. Zanganeh’s $20 million note was repaid on February 15, 2023, and Mr. Duggan's $400 million note was repaid. In the interest of minimizing stockholders dilution, the $100 Million Note was extended, and eventually the $75.5 million repayment was funded through the proceeds of the securities purchase agreements the Company entered into with multiple biotech institutional investors and individual accredited investors (the "September 2024 Private Placement") in which Mr. Duggan purchased 3,325,991 shares for an aggregate purchase price of $75.5 million as a participant in the September 2024 Private Placement at a purchase price of $22.70 per share, and the remaining $24.5 million was repaid in full on October 1, 2024, along with $7.3 million in accrued interest. Defendants’ motion to dismiss the complaint was filed on May 16, 2025 (the “Motion to Dismiss”). Plaintiff filed a motion to certify certain constitutional questions to the Delaware Supreme Court on May 29, 2025 (the “Motion to Certify”). Defendants agreed to a stipulation staying briefing on the Motion to Certify and the Motion to Dismiss pending the Delaware Supreme Court’s decision in another case involving substantially the same constitutional questions. On June 18, 2025, the Court granted such stipulation. The Delaware Supreme Court's decision came down on February 27, 2026. The briefing schedule for the Motion to Dismiss was filed by the parties with the courts on April 16, 2026. On May 27, 2026, Plaintiff and the Defendants stipulated to voluntary dismissal of Plaintiff’s claims with prejudice as to Plaintiff and without prejudice as to any other stockholder of the Company, and the Court approved that dismissal the same day.

European Patent Opposition

On June 18, 2025, an unknown third party (the “Opponent”) filed a notice of opposition against the Company’s in-licensed EP3882275B1 patent (the “’275 patent”) in the European Opposition Division of the European Patent Office (“EPO”). The ’275 patent covers Ivonescimab. The notice primarily asserts that the ’275 patent lacks inventive step. The Company contests these assertions and worked with its collaboration partner, Akeso, to timely file a response before the European Opposition Division of the EPO on January 2, 2026. The Opponent has filed a reply on March 25, 2026 and Summit and Akeso filed a response to the reply on May 8, 2026. An anonymous Third Party Observation (“TPO”) was filed on June 8, 2026. Summit and Akeso filed a reply on June 22, 2026. Another anonymous TPO was filed on June 24, 2026.

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
Our unaudited financial statements have been prepared under the assumption that we would continue as a going concern. However, we have concluded that there is substantial doubt about our ability to continue as a going concern, because without additional sources of funding, our cash and cash equivalents and short-term investments at June 30, 2026 are not sufficient for us to fund our working capital needs for the next twelve months after the date that the unaudited financial statements included in this Quarterly Report on Form 10-Q are issued. Management’s plans concerning these matters, including raising additional capital, are described in Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources – Sources of Liquidity of our unaudited financial statements included within this Quarterly Report on Form 10-Q. We continue to evaluate options to further finance our operating cash needs for our product candidates through a combination of some, or all, of the following: equity and debt offerings, collaborations, strategic alliances, grants and clinical trial support from government entities, philanthropic, non-government and not-for-profit organizations, and marketing, distribution or licensing arrangements. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. If we are unable to raise capital in the near term or on attractive terms, we could be forced to delay or reduce our research and development programs or any future commercialization efforts, or even curtail or cease operations.
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

3.4	Amendment No. 2 to Restated Certificate of Incorporation, dated January 19, 2023 (incorporated by reference to Exhibit 5.1 of Form 8-K filed by the Company on January 20, 2023, File No. 001-36866)
10.1*	Amendment No. 3 to Collaboration and License Agreement, dated May 22, 2026, by and between Summit Therapeutics Sub, Inc. and Akeso, Inc.
31.1*	Certification of Chairman and Chief Executive Officer, Robert W. Duggan, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
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

Date: July 23, 2026	SUMMIT THERAPEUTICS INC.

	By:	/s/ Manmeet S. Soni
	Name:	Manmeet S. Soni
	Title	Chief Operating Officer, Chief Financial Officer and Director
(Principal Financial Officer)