Form 10-Q
period 2026-09-30
Summit Therapeutics Inc.
filed 2026-11-04
CIK 1599298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, there were 799,763,918 shares of common stock, par value $0.01 per share, outstanding.

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
•the effects of AstraZeneca’s (as defined below) ownership and contractual rights on us and our stockholders;
•our reliance on third parties for the supply of third-party products and other contributions to certain clinical trials involving the combination of ivonescimab with third-party products;
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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections in this Quarterly Report on Form 10-Q, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Summit Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$150,811	$225,266
Restricted cash	316	316
Short-term investments	478,976	488,182
Prepaid expenses and other current assets	30,625	6,537
Total current assets	660,728	720,301

Non-current assets:
Property and equipment, net	2,531	1,059
Operating lease right-of-use assets	18,658	20,616
Goodwill	1,975	2,001
Other assets	8,958	7,205
Total assets	$692,850	$751,182

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$32,715	$20,292
Accrued liabilities	55,934	32,100
Accrued compensation	15,900	14,925
Operating lease liabilities, current portion	3,849	3,388
Other current liabilities	1,828	2,283
Total current liabilities	110,226	72,988

Non-current liabilities:
Operating lease liabilities, net of current portion	16,133	17,502
Other non-current liabilities	1,808	1,832
Total liabilities	128,167	92,322
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value: 1,000,000,000 shares authorized; 799,726,418 and 775,371,200 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	7,997	7,754
Additional paid-in capital	3,467,052	2,947,805
Accumulated other comprehensive loss	(2,698)	(2,540)
Accumulated deficit	(2,907,668)	(2,294,159)
Total stockholders' equity	564,683	658,860
Total liabilities and stockholders' equity	$692,850	$751,182

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development (1)	$169,131	$131,096	$459,482	$390,382
General and administrative	45,480	103,115	170,837	479,117
Total operating expenses	214,611	234,211	630,319	869,499
Other income, net	6,226	2,418	16,810	9,085
Net loss	$(208,385)	$(231,793)	$(613,509)	$(860,414)

Net loss per share:
Basic and diluted	$(0.26)	$(0.31)	$(0.78)	$(1.16)
Weighted average common shares outstanding:
Basic and diluted	798,197,278	743,415,917	784,027,255	741,388,536
Other comprehensive income (loss):
Foreign currency translation adjustments	8	43	126	(291)
Unrealized loss on short-term investments	(41)	—	(284)	(133)
Comprehensive loss	$(208,418)	$(231,750)	$(613,667)	$(860,838)

(1) Refer to Note 12 – Related Party Transactions for expenses incurred.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	775,371,200	$7,754	$2,947,805	$(2,540)	$(2,294,159)	$658,860
Issuance of common stock under stock purchase plans and exercise of stock options	646,274	6	3,791	—	—	3,797
Stock-based compensation	—	—	72,791	—	—	72,791
Net other comprehensive loss	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	(189,424)	(189,424)
Balance at March 31, 2026	776,017,474	$7,760	$3,024,387	$(2,632)	$(2,483,583)	$545,932
Issuance of common stock upon exercise of stock options	670,453	7	3,658	—	—	3,665
Proceeds from at-the-market offering, net of commissions of $3,463 (2)	16,432,435	164	227,249	—	—	227,413
Stock-based compensation	—	—	68,706		—	68,706
Net other comprehensive loss	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	(215,700)	(215,700)
Balance at June 30, 2026	793,120,362	$7,931	$3,324,000	$(2,665)	$(2,699,283)	$629,983
Issuance of common stock under stock purchase plans and exercise of stock options	406,901	4	2,601	—	—	2,605
Proceeds from at-the-market offering, net of commissions of $1,283	6,199,155	62	92,765	—	—	92,827
Stock-based compensation	—	—	47,686	—	—	47,686
Net other comprehensive loss	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	(208,385)	(208,385)
Balance at September 30, 2026	799,726,418	$7,997	$3,467,052	$(2,698)	$(2,907,668)	$564,683

Summit Therapeutics Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	737,626,004	$7,376	$1,598,230	$(2,285)	$(1,214,573)	$388,748
Issuance of common stock under stock purchase plans and exercise of stock options and warrants (2)	3,983,386	40	7,637	—	—	7,677
Stock-based compensation	—	—	11,096	—	—	11,096
Net other comprehensive loss	—	—	—	(278)		(278)
Net loss	—	—	—	—	(62,913)	(62,913)
Balance at March 31, 2025	741,609,390	$7,416	$1,616,963	$(2,563)	$(1,277,486)	$344,330
Issuance of common stock upon exercise of stock options and warrants (2)	1,197,282	12	2,210	—	—	2,222
Stock-based compensation	—	—	478,784	—	—	478,784
Net other comprehensive loss	—	—	—	(189)	—	(189)
Net loss	—	—	—	—	(565,708)	(565,708)
Balance at June 30, 2025	742,806,672	$7,428	$2,097,957	$(2,752)	$(1,843,194)	$259,439
Issuance of common stock under stock purchase plans and exercise of stock options	313,068	3	2,046	—	—	2,049
Proceeds from at-the-market offering, net of commissions and offering costs of $794	1,322,793	13	31,751	—	—	31,764
Stock-based compensation	—	—	130,761	—	—	130,761
Net other comprehensive gain	—	—	—	43	—	43
Net loss	—	—	—	—	(231,793)	(231,793)
Balance at September 30, 2025	744,442,533	$7,444	$2,262,515	$(2,709)	$(2,074,987)	$192,263

(2) Refer to Note 12 – Related Party Transactions.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(613,509)	$(860,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on short-term investments	(11,122)	(3,989)
Unrealized foreign exchange loss (gain)	230	(414)
Depreciation	175	104
Stock-based compensation	189,183	620,641
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(24,087)	3,658
Other assets	(1,753)	—
Accounts payable	12,714	17,448
Accrued liabilities	23,394	7,397
Accrued compensation	975	(1,047)
Other current liabilities	(455)	134
Other non-current liabilities	(24)	82
Other long-term assets	—	(4,528)
Operating lease right-of-use assets and lease liabilities, net	1,050	(64)
Net cash used in operating activities	(423,229)	(220,992)

Cash flows from investing activities:
Maturities and sales of short-term investments	672,311	311,340
Purchase of short-term investments	(652,267)	—
Purchases of property and equipment	(1,550)	(493)
Net cash provided by investing activities	18,494	310,847

Cash flows from financing activities:
Proceeds from the issuance of common stock under at-the-market offering, net of commissions (3)	320,241	31,764
Proceeds received related to employee stock purchase plan and exercise of stock options	10,066	4,633
Proceeds from exercise of warrants (3)	—	7,315
Net cash provided by financing activities	330,307	43,712
Effect of exchange rate changes on cash	(27)	121
(Decrease) increase in cash, cash equivalents and restricted cash	(74,455)	133,688
Cash, cash equivalents and restricted cash at beginning of period	225,582	105,187
Cash, cash equivalents and restricted cash at end of period	$151,127	$238,875

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$150,811	$238,554
Restricted cash	316	321
Total cash, cash equivalents and restricted cash	$151,127	$238,875

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Offering costs included in accounts payable and accrued expenses	$—	$85
Leased assets obtained in exchange for operating lease liabilities	$709	$815
Unpaid amounts related to property and equipment, net	$439	$164
(3) Refer to Note 12 – Related Party Transactions.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
1. Organization

Summit Therapeutics Inc. (“we”, “Summit” or the “Company”) is a biopharmaceutical company focused on the discovery, development, and commercialization of patient-, physician-, caregiver- and societal-friendly medicinal therapies intended to improve quality of life, increase potential duration of life, and resolve serious unmet medical needs. The Company’s pipeline product candidate is designed with the goal to become patient-friendly, new-era standard-of-care medicine, in the therapeutic area of oncology.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of September 30, 2026 and for the three and nine months ended September 30, 2026 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2025 has been derived from the consolidated audited financial statements as of that date. The results of the period are not necessarily indicative of full year results or any other interim period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Annual Report. The financial results of the Company’s activities are reported in United States Dollars.

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

Liquidity and Capital Resources

During the three and nine months ended September 30, 2026, the Company incurred a net loss of $208,385 and $613,509, respectively, and cash used in operating activities for the nine months ended September 30, 2026 was $423,229. As of

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
September 30, 2026, the Company had an accumulated deficit of $2,907,668, cash and cash equivalents of $150,811 and short-term investments of $478,976. The Company expects to continue to generate operating losses for the foreseeable future.

Subsequent to the quarter ended September 30, 2026, the Company received gross proceeds of $2,000,000 from AstraZeneca Holdings B.V, a subsidiary of AstraZeneca plc (together with its subsidiaries, “AstraZeneca”) in connection with the closing of the AstraZeneca Equity Investment (as defined below). For additional detail on the AstraZeneca Equity Investment, refer to Note 10 AstraZeneca Equity Investment. With the AstraZeneca Equity Investment, the Company has evaluated and concluded that its cash, cash equivalents and short-term investments provide sufficient cash to fund its operating cash needs for at least the next 12 months from the date of issuance of these unaudited condensed consolidated financial statements.
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

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies used in the preparation of these unaudited condensed consolidated financial statements for the nine months ended September 30, 2026 as compared with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Oncology clinical trial related costs	$122,612	$75,236	$327,146	$179,423
Compensation related costs, excluding stock-based compensation	32,688	21,469	87,116	54,123
Stock-based compensation	47,686	130,761	189,183	620,641
Other expenses (1)	11,625	6,745	26,874	15,312
Total segment expenses	214,611	234,211	630,319	869,499
Other income, net	6,226	2,418	16,810	9,085
Net loss	$(208,385)	$(231,793)	$(613,509)	$(860,414)

(1) Other expenses include general and administrative expenses excluding compensation and stock-based compensation.

As of September 30, 2026 and December 31, 2025, substantially all of the Company’s long-lived assets are located in the United States.

4. Akeso License and Collaboration Agreement

On December 5, 2022, the Company entered into the License Agreement with Akeso pursuant to which the Company is in-licensing its bispecific antibody, ivonescimab. The License Agreement and transaction closed in January 2023 following customary waiting periods.

Ivonescimab, known as AK112 in China and Australia, and also as SMT112 in the Summit Licensed Territory, is a novel, potential first-in-class bispecific antibody intending to combine the effect of immunotherapy via a blockade of PD-1 with the anti-angiogenesis effects of an anti-VEGF into a single molecule. Ivonescimab was invented to bring two well-established oncology targeted mechanisms together. Ivonescimab is currently in clinical development and, pursuant to the terms of the License Agreement, Summit will design and conduct the clinical trial activities to support regulatory filings in the Licensed Territory that Summit will submit.

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

The Company has accounted for the License Agreement and Second Amendment to acquire the rights to develop and commercialize ivonescimab as the acquisition of an asset. All of the consideration relates to ivonescimab and technological feasibility of the asset has not yet been established since ivonescimab is in clinical development. As such, the Company has expensed the consideration as acquired in-process research and development upon closing of the transaction in the unaudited condensed consolidated statement of operations and comprehensive loss. There was no acquired in-process research and development expense for the three and nine months ended September 30, 2026 and 2025, respectively. In addition to the payments already made to Akeso, under the License Agreement and Second Amendment, there are additional potential milestone payments of up to $4,555,000, as Akeso will be eligible to receive regulatory milestones of up to $1,050,000 and commercial milestones of up to $3,505,000. In addition, Akeso will be eligible to receive low double-digit royalties on net sales.

5. Other Income, Net

The following table sets forth the components of other income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign currency loss	$(273)	$(362)	$(425)	$(484)
Investment income (1)	6,499	2,780	16,735	9,622
Other (2)	—	—	500	(53)
Total	$6,226	$2,418	$16,810	$9,085

(1) Investment income relates to the Company’s money market funds, certificate of deposit and U.S. government treasury bills. Refer to Note 7 for details.

(2) In June 2026, the Company entered into an asset purchase agreement (the “APA”) with a third party. Pursuant to the APA, the Company sold the asset relating to the pharmaceutical compound known as ridinilazole. In consideration for such assignment of rights, the third party has made an upfront non-refundable payment to the Company of $500. Additionally, the third party has also agreed to make additional payments totaling $1,500 that are contingent upon the achievement of certain regulatory milestones, sales-based milestone payments of up to $103,000, as well as quarterly royalty payments that are based on a single digit percentage of net sales for certain products covered by the assigned and transferred patent rights. The Company did not have any amounts capitalized related to the underlying portfolio of patents, nor was any write-down of assets recorded upon executing the APA. The Company received the payment of $500 from the third party in June 2026 and recognized the $500 within other income, net on the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2026. The Company does not have any ongoing obligations associated with the APA. As of September 30, 2026, the Company is unable to estimate the timing or likelihood of achieving the regulatory milestone payments, sales-based milestone payments, and the quarterly royalty payments.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
6. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(208,385)	$(231,793)	$(613,509)	$(860,414)

Basic and diluted weighted average number of shares of common stock outstanding	798,197,278	743,415,917	784,027,255	741,388,536

Basic net loss per share	$(0.26)	$(0.31)	$(0.78)	$(1.16)
Diluted net loss per share	$(0.26)	$(0.31)	$(0.78)	$(1.16)

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

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	September 30,
	2026	2025
Options to purchase common stock	116,448,660	114,097,495
Restricted stock units	730,000	—
Shares expected to be purchased under employee stock purchase plan	162,863	65,905
Total	117,341,523	114,163,400

Stock options that are outstanding and contain improbable vesting criteria are excluded from the presentation of common stock equivalents outstanding in the table above.

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
7. Fair Value Measurements and Short-Term Investments

The following tables set forth the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

		September 30, 2026
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Credit (Loss)	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$143,256	$—	$—	$—	$143,256
Financial assets included within short-term investments:
Certificate of deposit	Level 2	150,713	—	—	—	150,713
U.S. Government treasury bills	Level 2	328,375	—	(112)	—	328,263
Total		$622,344	$—	$(112)	$—	$622,232

		December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Credit (Loss)	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$163,588	$—	$—	$—	$163,588
U.S. Government treasury bills	Level 2	45,300	12	—	—	45,312
Financial assets included within short-term investments:
Certificate of deposit	Level 2	25,000	—	—	—	25,000
U.S. Government treasury bills	Level 2	463,022	160	—	—	463,182
Total		$696,910	$172	$—	$—	$697,082

The tables above do not include cash at September 30, 2026 and December 31, 2025 of $7,555 and $16,366, respectively.

The Company believes that the carrying amounts of prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their fair values due to the short-term nature of those instruments.

Realized gain (loss) on short-term investments for the three and nine months ended September 30, 2026 and 2025 were de minimis, respectively.

8. Research and Development Prepaid Expenses and Accrued Liabilities

Included within prepaid expenses and other current assets at September 30, 2026 and December 31, 2025 is $26,223 and $3,996, respectively, of prepayments relating to research and development expenditures. Included within accrued liabilities at September 30, 2026 and December 31, 2025 is $53,210 and $31,498, respectively, relating to research and development expenditures.

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

9. Stockholders' Equity

Preferred Stock

As of September 30, 2026 and December 31, 2025, the Company had 20,000,000 shares of preferred stock, par value $0.01, authorized and no shares issued and outstanding.

Common Stock

As of September 30, 2026 and December 31, 2025, the Company had authorized 1,000,000,000 shares of common stock.

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

At-the-Market Offering (ATM Offering)

On May 13, 2024, the Company entered into an at-the-market (“ATM”) sales agreement (the “Original Distribution Agreement”) pursuant to which the Company may, subject to the terms and conditions set forth in the agreement offer and sell, from time to time, through or to the agents, acting as agents or principal, shares of the Company’s common stock, par value $0.01, having an aggregate offering price of up to $90,000. On August 11, 2025, the Company entered into an amendment (the “Amendment”) to the Original Distribution Agreement (as amended, the “Distribution Agreement”), which among other things, increased the aggregate offering price of common stock that the Company may offer and sell from time

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
to time through the sales agent under the Distribution Agreement by an additional $360,000. As of September 30, 2026, the company fully utilized the proceeds available under the Distribution Agreement.

On July 23, 2026, the Company entered into an ATM sales agreement (the “Second Distribution Agreement”), pursuant to which the Company may offer and sell, from time to time, through the sales agent, shares of the Company's common stock, par value $0.01 per share, having an aggregate offering price of up to $380,000.

From the date of the Original Distribution Agreement through September 30, 2026, the Company sold 29,778,022 shares of common stock under the ATM at a weighted-average price of $15.98 per share, for gross proceeds of $475,708, with commissions and fees of approximately $7,906. The remaining gross proceeds available under the Second Distribution Agreement as of September 30, 2026 were approximately $354,292. The Company plans to use the net proceeds from this offering for working capital and general corporate purposes.

Warrants

As of September 30, 2026 and December 31, 2025, the Company had no outstanding warrants. During the nine months ended September 30, 2025, warrants of 4,629,988 with a weighted average exercise price of $1.58 were exercised. During the three months ended September 30, 2025, no warrants were exercised.

10. AstraZeneca Equity Investment

On September 28, 2026, the Company entered into a securities purchase agreement with AstraZeneca (the “AstraZeneca SPA”) for the issuance and sale by the Company of approximately 108,955 shares of the Company’s newly designated Class A Convertible Preferred Stock, par value $0.01 (the “Class A Preferred Stock”), at a price of $18,356.14 per share (the “AstraZeneca Equity Investment”). Each share of Class A Preferred Stock, upon issuance, is convertible into 1,000 shares of common stock, for a total of 108,955,369 shares of common stock at a conversion price of $18.3561 per share.

The conversion of the Class A Preferred Stock is subject to the expiration and termination of the applicable waiting period of the Hart‑Scott‑Rodino Antitrust Improvements Act of 1976 (“HSR”) and the Company obtaining shareholder approval to amend its certificate of incorporation to increase the number of authorized shares of common stock by 1,000,000,000 (the “Charter Amendment Proposal”). The stockholders of the Company approved the Charter Amendment Proposal on November 4, 2026. The Class A Preferred Stock and the common stock issuable on conversion are subject to a one-year lock-up period after closing.

On October 5, 2026, the Company completed the closing of the AstraZeneca Equity Investment. In connection with the closing, the Company issued the Class A Preferred Stock to AstraZeneca and received gross proceeds of $2,000,000 before issuance costs. In connection with the closing of the AstraZeneca Equity Investment, the Company entered into a registration rights agreement with AstraZeneca (the “AstraZeneca Registration Rights Agreement”). The AstraZeneca Registration Rights Agreement provides, among other things, that the Company will as soon as reasonably practicable, and in any event by no later than 60 days after closing of the AstraZeneca SPA, file with the Securities and Exchange Commission a registration statement registering the resale of the shares of common stock issuable upon the conversion of the Class A Preferred Stock.

11. Stock-Based Compensation

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Based on the provisions of the 2020 Plan, the number of shares of common stock available for issuance under the 2020 Plan increased by 6,400,000 shares on January 1, 2026. On September 18, 2025, the Board approved an increase of 8,000,000 shares of common stock available for issuance under the 2020 Plan (the “Incremental Pool”), which was approved by the majority of the shares voting at the Company’s Annual Meeting of Stockholders on June 10, 2026. As of September 30, 2026, there were 12,573,799 shares available for grant under the 2020 Plan.

On May 3, 2024, the Board adopted the 2024 Inducement Pool (the “Inducement Pool”), which mirrors the terms of the 2020 Plan, with a total of 2,000,000 shares of common stock reserved for issuance under the Inducement Pool. Effective January 22, 2025, the number of shares of common stock available under the Inducement Pool increased by 2,000,000 shares. The Inducement Pool provides for the grant of non-qualified stock options and was approved by the Compensation Committee of the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. As of September 30, 2026, there were 1,869,405 shares available for grant under the Inducement Pool.

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2026.

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2025	119,464,728	$4.14	7.8
Granted	6,588,975	16.39
Forfeited	(7,700,452)	13.33
Exercised	(1,554,591)	5.32
Outstanding at September 30, 2026	116,798,660	$4.21	7.1
Vested and expected to vest as of September 30, 2026	111,638,364	$4.12	7.0
Exercisable at September 30, 2026	68,345,699	$3.00	6.7

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2026.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2025	—	$—
Granted	730,000	16.59
Outstanding at September 30, 2026	730,000	$16.59

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Stock-Based Compensation Expense

The total stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$23,856	$40,612	$72,400	$173,248
General and administrative	23,830	90,149	116,783	447,393
Total stock-based compensation expense	$47,686	$130,761	$189,183	$620,641

The following summarizes stock-based compensation expense associated with each of the Company’s stock-based compensation arrangements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$46,454	$130,457	$186,098	$619,873
Restricted stock units	905	—	2,165	—
Employee stock purchase plan	327	304	920	768
Total stock-based compensation expense	$47,686	$130,761	$189,183	$620,641

During the second quarter of 2025, the Compensation Committee of the Board of Directors approved a modification to the Company's outstanding unvested performance-based stock option awards for certain employees and executives that will require only the service-based vesting requirements to continue to be satisfied in order to become fully vested, subject to employee consent. The Company accounted for this change as a Type III modification (improbable-to-probable) in accordance with the requirements of Accounting Standards Codification Topic 718 (ASC 718). As a result, 44,488,976 options were valued on the modification date. The Company is recognizing the newly assessed measurement date fair value of the awards as compensation expense over the remaining vesting period. During the three and nine months ended September 30, 2026, the Company recognized expense of $20,067 and $100,516 respectively associated with the modification. As of September 30, 2026, the unrecognized compensation cost associated with the modification was $70,739 and is expected to be expensed over a weighted-average recognition period of approximately 1.0 year.

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

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

July 29, 2022 Second Amendment to Sublease Agreement with Maky Zanganeh and Associates, Inc.

On July 29, 2022, the Company entered into a second amendment to its existing sublease agreement with MZA, described above. The second amendment was effective as of August 1, 2022 and expired on December 31, 2025. The second amendment included an additional 1,277 square feet of office space at 2882 Sand Hill Road, Menlo Park, California. The rent payable under the terms of the sublease was equivalent to the proportionate share of the net payable by MZA to the third-party landlord, based on the square footage of office space sublet by the Company, and no mark-up had been applied. The second amendment was not extended following its expiration on December 31, 2025. During the three and nine months ended September 30, 2025, payments of $59 and $173, respectively, were made pursuant to the second amendment to the Sublease Agreement.

April 1, 2024 Miami Sublease Agreements

On April 1, 2024, the Company entered into two sublease agreements of its Miami headquarters location, one with Genius 24C Inc. (“Genius”), an affiliate of the Company’s Co-CEO, Robert W. Duggan (the “Genius Sublease Agreement”) and one with Duggan Investments Research LLC (“Investments Research”), also an affiliate of the Company's Co-CEO, Robert W. Duggan (the “Investments Research Sublease Agreement”). Pursuant to the Genius Sublease Agreement, Genius sublet from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. Pursuant to the Investments Research Sublease Agreement, Investments Research sublet from the Company 848 square feet of office space in the Miami HQ for a sixty-two month term for total rental payments of approximately $446. Effective April 1, 2026, the Company provided notice to both Genius and Investments Research to terminate the Genius Sublease Agreement and Investments Research Sublease Agreement, respectively, in order to have more space for the Company’s use at Miami HQ. The Company did not incur any early termination penalties. For the nine months ended September 30, 2026, the Company recognized sublease income of $48, which was recorded net of operating lease expenses. For the three and nine months ended September 30, 2025, the Company recognized sublease income of $46 and $140, respectively, which was recorded net of operating lease expenses. As of December 31, 2025, sublease income receivable recorded as a component of prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet was de minimis.

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

November 4, 2026 Sublease Agreement with Genius 24C, Inc.
On November 4, 2026, the Company entered into a sublease agreement with Genius, an affiliate of the Company’s Co-CEO, Robert W. Duggan (the “2026 Genius Sublease Agreement”). Pursuant to the 2026 Genius Sublease Agreement, effective November 1, 2026, the Company sublet from Genius 2,382 square feet of office space in the same facility as the Company’s headquarters in Miami, Florida for a twelve month term for a total rental payment of approximately $205.

Akeso Agreements

Upon the closing of the License Agreement, the Board appointed Dr. Yu (Michelle) Xia to serve as a member of the Board pursuant to the terms of the License Agreement. Dr. Xia is the founder of Akeso, and has been the chairwoman, president and CEO of Akeso since its inception in 2012. Furthermore, in connection with the License Agreement, the Company agreed to purchase a certain portion of drug substance for clinical and commercial supply and to enter into a supply agreement with Akeso. Refer to Note 4 for details on the License Agreement. In addition to the License Agreement , the Company also entered into various clinical services agreements with Akeso. During the three and nine months ended September 30, 2026,

Summit Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
the Company incurred research and development expenses of $23,395 and $65,985, respectively, under these agreements with Akeso. During the three and nine months ended September 30, 2025, the Company incurred research and development expenses of $13,657 and $29,272, respectively, under these agreements with Akeso. As of September 30, 2026 and December 31, 2025, the Company included in accrued liabilities, related to Akeso, $2,772 and $1,215, respectively.

Financings

October 2025 PIPE

Refer to Note 9 for a discussion on the participation by related parties in October 2025 PIPE.

ATM Offering

During the second quarter of 2026, the Audit Committee and all independent directors of the Board of Directors approved one or more Company affiliates to purchase shares of the Company’s common stock under the ATM. During the nine months ended September 30, 2026, the Company’s Co-Chief Executive Officers and Chief Financial Officer and Chief Operating Officer purchased an aggregate of 3,960,000 shares of common stock under the ATM at a weighted-average price of $13.17 per share, for gross proceeds totaling $52,169.

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

Professional Services

During the nine months ended September 30, 2026 and 2025, the Company engaged the law firm Wilson Sonsini Goodrich & Rosati P.C. (“WSGR”), where Mr. Kenneth A. Clark, a member of the Board, is a partner. Payments to be made by the Company to WSGR were approved by the Audit Committee in accordance with its Related Party Transaction Policy. For the three and nine months ended September 30, 2026, the Company incurred costs related to legal services rendered by WSGR totaling approximately $174 and $209, respectively. For the three and nine months ended September 30, 2025, the Company incurred expenses for legal services rendered by WSGR totaling approximately $723 and $1,354, respectively.

13. Commitments and Contingencies

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

The Company has certain commitments under its agreements with Akeso. The License Agreement also contains certain manufacturing and purchase commitments. As of September 30, 2026, the Company is unable to estimate the amount, timing or likelihood of achieving the milestones, making future product sales or assessing estimated forecasts for manufacturing and supplied materials which these contingent payment obligations relate to.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and our audited consolidated financial statements and related notes for the year ended December 31, 2025 included in our Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this filing, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target,” “intend” and similar expressions should be considered forward-looking statements. As a result of many factors, including those factors set forth in the risks identified in the “Risk Factors” section of our other filings with the Securities and Exchange Commission, our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

Company Overview

Summit Therapeutics Inc. (“we,” “Summit” or the “Company”) is a biopharmaceutical company focused on the discovery, development, and commercialization of patient-, physician-, caregiver- and societal-friendly medicinal therapies intended to improve quality of life, increase potential duration of life, and resolve serious unmet medical needs. The Company’s pipeline product candidate is designed with the goal to become patient-friendly, new-era standard-of-care medicine, in the therapeutic area of oncology.

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

The Company is developing ivonescimab in non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”), urothelial carcinoma (“UC”), and renal cell carcinoma (“RCC”) specifically conducting global Phase II or Phase III clinical trials in the following proposed indications:

(a) ivonescimab combined with chemotherapy in patients with epidermal growth factor receptor (“EGFR”)-mutated, locally advanced or metastatic non-squamous NSCLC who were previously treated with a third-generation EGFR tyrosine kinase inhibitor (“TKI”) (“HARMONi”; Phase III);

(b) ivonescimab combined with chemotherapy in patients with first-line metastatic NSCLC (including separate statistical analyses planned for patients with squamous NSCLC and non-squamous NSCLC) (“HARMONi-3”; Phase III);

(c) ivonescimab monotherapy in patients with first-line metastatic NSCLC whose tumors have high PD-L1 expression (“HARMONi-7”; Phase III);

(d) ivonescimab combined with chemotherapy in patients with first-line unresectable metastatic CRC (“HARMONi-GI3”; Phase III);

(e) ivonescimab combined with enfortumab vedotin in patients with first-line UC, also known as bladder cancer (“HARMONi-GU1”; Phase II/III); and

(f) multiple ivonescimab-based combination treatment approaches in patients with incurable locally advanced or metastatic clear cell renal cell carcinoma (“ccRCC”) who have not received prior systemic therapy for advanced disease (“SMT112-216”, also referred to as “AK112-216”; Phase II).

In October 2024, the Company completed enrollment in its HARMONi clinical trial. In May 2025, we announced topline results from our double-blinded, placebo-controlled HARMONi study. The HARMONi study has dual primary endpoints: progression-free survival (“PFS”) and overall survival (“OS”). At the prespecified primary data analysis, ivonescimab in combination with chemotherapy demonstrated a statistically significant improvement in PFS, the magnitude of which we believe to be clinically meaningful, with a hazard ratio of 0.52 (95% CI: 0.41 – 0.66; p<0.00001) compared to placebo in combination with chemotherapy; median PFS was 6.8 months for those patients receiving ivonescimab plus chemotherapy compared to 4.4 months for those receiving chemotherapy. PFS was assessed by blinded independent central radiology committee (“BICR”).

We believe the PFS hazard ratio that was observed in both Asian and western sub-populations to be clinically meaningful. The primary analysis demonstrated the consistency of the magnitude of the PFS benefit between patients randomized in Asian and western territories, as well as the consistency in a single-region study (“HARMONi-A”) with this multiregional study.

In a longer-term follow-up of PFS, which included all western patients and at least six months of follow-up time for all patients, ivonescimab plus chemotherapy demonstrated a consistent improvement in PFS with an observed hazard ratio of 0.57 (95% CI: 0.46 – 0.71). With the longer-term follow-up analysis, consistency of the magnitude of PFS benefit was demonstrated between patients randomized in Asia and western patients when measured by hazard ratio. This longer-term follow-up analysis of PFS was performed at the time of the primary OS analysis.

Ivonescimab in combination with chemotherapy showed a positive trend in OS in the primary analysis without achieving a statistically significant benefit with a hazard ratio of 0.79 (95% CI: 0.62 – 1.01; p=0.057). This trend provides further support for its use in EGFR-mutated NSCLC after TKI therapy, a setting where high unmet need continues to exist with limited approved options in the United States and other western territories. Currently there are no FDA-approved regimens that have demonstrated a statistically significant OS benefit in this patient setting. Both Asian and North American patients demonstrated a positive trend in OS. The results of the primary analysis in this multiregional study were consistent with that of the single-region randomized Phase III HARMONi-A study, which demonstrated a statistically significant OS benefit with a hazard ratio of 0.74 in the primary OS analysis in a similar patient population.

In September 2025, an additional ad hoc OS analysis was performed for the HARMONi study, whereby the western patients were followed for a longer period of time (Asian patients were locked at the time of the primary analysis). In this analysis that included longer-term follow-up of western patients (median follow-up time of western patients of 13.7 months), a hazard ratio consistent with the primary analysis was observed with an improved nominal p-value (HR=0.78; 95% CI: 0.62 – 0.98; nominal p=0.0332). Median OS for this analysis remained the same in both arms as was observed in the primary analysis. Median OS in Western patients receiving ivonescimab was 17.0 months compared to 14.0 months for those receiving placebo (HR=0.84). The hazard ratios for Western patients in totality, as well as patients from the North American and European regions individually, improved from the primary OS analysis to the analysis with longer-term follow-up of Western patients. Consistent benefit was observed across pre-defined subgroups.

In July 2026, an updated analysis was conducted with a data cutoff date of June 2026 which analyzed OS when most western patients had discontinued treatment or completed two years of treatment. This analysis showed a consistent OS trend amongst western and Asian patients as western patients were followed for additional time on study reaching median follow-up of 23.2 months; Asian patients remained locked with a median follow-up time of 32.7 months from the primary analysis. The updated June 2026 analysis, which was presented as part of the Presidential Symposium at the International Association for the Study of Lung Cancer (“IASLC”) 2026 World Conference on Lung Cancer (“WCLC”), continued to show consistent, favorable OS results, with an OS hazard ratio of 0.76 (95% CI: 0.61 – 0.95; nominal p=0.0151) in the global intention-to-treat (“ITT”) population. An OS hazard ratio of 0.76 was demonstrated in the western patient subgroup (95% CI: 0.52 – 1.10), which was consistent with the ITT population and Asian subgroup. In this most recent analysis, ivonescimab continued to demonstrate an acceptable and manageable safety profile that was consistent with previous Phase III data of ivonescimab plus chemotherapy with no additional safety signals. These OS results have been made available to the FDA.

Based on the results of the HARMONi clinical trial, we submitted a Biologics License Application (“BLA”) in the fourth quarter of 2025 to seek approval for ivonescimab plus chemotherapy for this proposed indication. After careful consideration of the safety and efficacy profile of the current FDA-approved options for patients in this setting, the positive results of the Phase III multiregional study, including regional consistency, as well as discussions with key opinion leaders and those physicians who have administered ivonescimab to patients in a clinical study setting, we believe that the safety and efficacy data generated in the HARMONi study demonstrates that the ivonescimab regimen offers a potential treatment option for patients impacted by EGFR-mutated NSCLC in this setting with a favorable benefit-risk profile despite the lack of a statistically significant OS benefit. Summit announced in January 2026 that the FDA accepted for filing the BLA seeking approval for ivonescimab in combination with chemotherapy for this proposed indication. The FDA provided a Prescription Drug User Fee Act (“PDUFA”) goal action date of November 14, 2026. The FDA noted that a statistically significant OS benefit is necessary to support marketing authorization in this setting, and the PFS results from this study may not be sufficient to support marketing authorization.

The HARMONi-3 study (NCT05899608) is a Phase III, multi-regional, potentially registration-enabling clinical trial for which we initiated sites in North America, Asia and Europe. The dual primary endpoints for this study are PFS and OS, and the study compares ivonescimab plus platinum-based doublet chemotherapy versus pembrolizumab plus platinum-based doublet chemotherapy in first-line patients with metastatic squamous NSCLC and non-squamous NSCLC. Enrollment has been completed in both the squamous and non-squamous cohorts.

In October 2025, the Company announced a protocol amendment to separate the statistical analysis of the primary endpoints by histology. Therefore, there will be separate analyses conducted to evaluate ivonescimab plus chemotherapy compared to pembrolizumab plus chemotherapy in patients with squamous NSCLC and in patients with non-squamous NSCLC. In order to sufficiently power for both primary endpoints (PFS and OS) in both cohorts of this study, Summit enrolled approximately 600 patients with squamous NSCLC and 1,000 patients with non-squamous NSCLC.

As a result of having two separate ITT analyses within the HARMONi-3 study, the analyses for squamous tumors and non-squamous tumors may be conducted at separate times, as each analysis will be conducted upon the prespecified numbers of events being reached in the separate cohorts.

Patient enrollment was completed for the squamous cohort of HARMONi-3 in the first quarter of 2026. Previously, Summit announced its intention to perform an interim PFS analysis for the squamous cohort of the HARMONi-3 study in the second quarter of 2026. To achieve statistical significance, there was a meaningfully higher bar than the upcoming planned final PFS analysis based on the minimal alpha spent on the interim analysis. At this early PFS interim analysis reviewed exclusively by the Independent Data Monitoring Committee (“iDMC”), the iDMC recommended that the study continue as planned. No safety concerns were noted, and the study continues to be double-blinded. The number of PFS events needed in the squamous cohort for the primary analysis is expected to be reached in the fourth quarter of 2026, and a planned early interim analysis for OS is expected to take place in conjunction with the primary PFS analysis. An interim analysis for OS independent of PFS is planned for the first half of 2027.

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

AstraZeneca Equity Investment

On September 28, 2026, the Company entered into the AstraZeneca SPA for the issuance and sale by the Company of approximately 108,955 shares of Class A Convertible Preferred Stock at a price of $18,356.14 per share. Each share of Class A Preferred Stock, upon issuance, is convertible into 1,000 shares of common stock, for a total of 108,955,369 shares of common stock at a conversion price of $18.3561 per share. On October 5, 2026, the Company completed the closing of the AstraZeneca Equity Investment. In connection with the closing, the Company issued the Class A Preferred Stock to AstraZeneca and received gross proceeds of $2.0 billion before issuance costs.

The conversion of the Class A Preferred Stock is subject to the expiration and termination of the applicable waiting period of HSR and the Company obtaining stockholder approval of the Charter Amendment Proposal. The stockholders of the Company approved the Charter Amendment Proposal on November 4, 2026. The Class A Preferred Stock and the common stock issuable on conversion are subject to a one-year lock-up period after closing.
Other Collaboration Agreements

In June 2025, the Company entered into a clinical trial collaboration with Revolution Medicines Inc. (“RevMed”) to evaluate ivonescimab in combination with three RevMed RAS(ON) inhibitors (the “RevMed Collaboration”). In January 2026, the Company entered into a clinical trial collaboration with GSK plc to evaluate ivonescimab in combination with GSK’s novel B7-H3 ADC, risvutatug rezetecan, in multiple solid tumors (the “GSK Collaboration”). Neither the RevMed Collaboration nor the GSK Collaboration include upfront payments, milestone payments, or royalty sharing provisions. For the three and nine months ended September 30, 2026, there was no cash consideration exchanged in connection with either the RevMed Collaboration or the GSK Collaboration.

In July 2026, the Company entered into a clinical trial collaboration with Arcus Biosciences, Inc (“Arcus”) to evaluate ivonescimab in combination with Arcus’ novel inhibitor of hypoxia-inducible factor 2-alpha, casdatifan, in ccRCC (the “Arcus Collaboration”). Both Arcus and the Company will contribute to the cost of the clinical study and each will provide study drug for purposes of conducting the clinical trial. There are no additional milestone payments or royalty sharing provisions thereafter. As of September 30, 2026, the Company incurred $1 million under the Arcus Collaboration.

In September 2026, the Company entered into a clinical trial collaboration with AstraZeneca to evaluate ivonescimab in combination with AstraZeneca’s Claudin 18.2-targeting antibody-drug conjugate (“ADC”), sonesitatug vedotin, also referred to as sone-ve, in certain gastrointestinal cancer settings (the “AstraZeneca Collaboration”). Each company will contribute their respective compound for the combination studies to be conducted, and the parties will jointly contribute to the costs of such studies, which are intended to be sponsored by AstraZeneca. The AstraZeneca Collaboration does not include upfront payments, milestone payments, or royalty sharing provisions. Each company will retain development and commercial rights to their respective molecules.

Additionally in September 2026, the Company executed a non-binding memorandum of understanding with AstraZeneca whereby the two companies intend to enter into an agreement to conduct clinical trials combining ivonescimab with multiple AstraZeneca cancer medicines, including AstraZeneca’s leading portfolio of ADCs (the “AstraZeneca MOU”). Pursuant to the AstraZeneca MOU, the companies intend to share clinical development costs of potential future studies. Each company will retain their current development and commercial rights to their respective molecules, and the agreement is mutually non-exclusive. The AstraZeneca MOU does not include upfront payments, milestone payments, or royalty sharing provisions.

In October 2026, the Company entered into a clinical trial collaboration with AstraZeneca and Daiichi Sankyo (“Daiichi”) to evaluate ivonescimab in combination with TROP2-directed ADC, datopotamab deruxtecan (Datroway®), across multiple solid tumor settings, intending to include breast cancer and lung cancer (the “AZDS Collaboration”). The companies intend to begin with a Phase III trial in first-line triple-negative breast cancer (“TNBC”). The Company, and AstraZeneca and Daiichi, will contribute their respective compound for the combination studies to be conducted, and the parties will jointly contribute to the costs of such studies, which will be sponsored by AstraZeneca or Daiichi. The AZDS Collaboration does not include upfront payments, milestone payments, or royalty sharing provisions. The Company, and AstraZeneca and Daiichi, will retain development and commercial rights to their respective molecules.

Ivonescimab

Ivonescimab is a novel potential first-in-class PD-1 / VEGF-A bispecific antibody, believed to be the most advanced in clinical development in the Licensed Territory. Invented by Akeso, ivonescimab, as a single molecule, blocks programmed cell death protein 1 (“PD-1”) from binding to PD-L1 and PD-L2, and blocks the protein vascular endothelial growth factor-A (“VEGF”) from binding to VEGF receptors. Ivonescimab is designed to potentially allow cooperative binding of the intended targets, such that the binding of VEGF increases the binding affinity of PD-1. In view of the co-expression of VEGF and PD-1 in the tumor micro-environment (“TME”), ivonescimab may block these two pathways more effectively and enhance the antitumor activity, as compared to combination therapy through what is believed to be a unique cooperative binding mechanism.

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

Ivonescimab is currently being developed by both Akeso and the Company in multiple Phase III clinical trials. Over 5,000 patients have been treated with ivonescimab in clinical studies globally, and over 100,000 patients when considering those treated in a commercial setting in China as noted and updated by Akeso.

Product Pipeline

Summit Sponsored Ivonescimab Trials

Ivonescimab is currently being investigated in global Phase II and Phase III clinical trials. Additional Phase I, II, and III trials were completed by or are ongoing with our partner Akeso. This pipeline reflects Phase II and Phase III clinical trials that have been or are planned to be initiated by Summit in its Licensed Territory.

HARMONi

The HARMONi study (NCT06396065) is a Phase III, multi-regional, potentially registration-enabling clinical trial, which enrolled patients in North America, Europe, and China. Patients enrolled in China were also enrolled as a part of the HARMONi-A study. We completed enrollment of patients in North America and Europe in October 2024. The dual primary endpoints for this study are PFS and OS, and the study compares ivonescimab plus platinum-based doublet chemotherapy versus placebo plus platinum-based doublet chemotherapy in patients with advanced or metastatic EGFR-mutated NSCLC whose tumors have progressed following treatment with a third-generation EGFR-TKI.The dual primary endpoints were allocated separate alpha levels and tested individually. The alpha was recycled from the PFS to the OS analysis upon the successful achievement of the PFS endpoint.

In May 2025, we announced topline results from our double-blinded, placebo-controlled HARMONi study. At the prespecified primary data analysis, ivonescimab in combination with chemotherapy demonstrated a statistically significant improvement in PFS, the magnitude of which we believe to be clinically meaningful, with a hazard ratio of 0.52 (95% CI: 0.41 – 0.66; p<0.00001) compared to placebo in combination with chemotherapy; median PFS was 6.8 months for those patients receiving ivonescimab plus chemotherapy compared to 4.4 months for those receiving chemotherapy. PFS was assessed by BICR.

We believe the PFS hazard ratio that was observed in both Asian and western sub-populations to be clinically meaningful. The primary analysis demonstrated the consistency of the magnitude of the PFS benefit between patients randomized in Asia and western territories, as well as the consistency in a single-region study (HARMONi-A) with this multiregional study.

In a longer-term follow-up of PFS, which included all western patients and at least six months of follow-up time for all patients, ivonescimab plus chemotherapy demonstrated a consistent improvement in PFS with an observed hazard ratio of 0.57 (95% CI: 0.46 – 0.71). With the longer-term follow-up analysis, consistency of the magnitude of PFS benefit was demonstrated between patients randomized in Asia and western patients when measured by hazard ratio. This longer-term follow-up analysis of PFS was performed at the time of the primary OS analysis.

Ivonescimab in combination with chemotherapy showed a positive trend in OS in the primary analysis without achieving a statistically significant benefit with a hazard ratio of 0.79 (95% CI: 0.62 – 1.01; p=0.057). This trend provides further support for its use in EGFR-mutated NSCLC after TKI therapy, a setting where high unmet need continues to exist with limited approved options in the United States and other western territories. Currently, there are no FDA-approved regimens that have demonstrated a statistically significant OS benefit in this patient setting. Both Asian and North American patients demonstrated a positive trend in OS. The results of the primary analysis in this multiregional study were consistent with that of the single-region randomized Phase III HARMONi-A study, which demonstrated a statistically significant OS benefit hazard ratio of 0.74 in the primary OS analysis in a similar patient population.

In September 2025, an additional ad hoc OS analysis was performed for the HARMONi study whereby the western patients were followed for a longer period of time (Asian patients were locked at the time of the primary analysis). In this analysis that included longer-term follow-up of western patients (median follow-up time of western patients of 13.7 months), a hazard ratio consistent with the primary analysis was observed with an improved nominal p-value (HR=0.78; 95% CI: 0.62 – 0.98; nominal p=0.0332). Median OS for this analysis remained the same in both arms as was observed in the primary analysis. Median OS in western patients receiving ivonescimab was 17.0 months compared to 14.0 months for those receiving placebo (HR=0.84). The hazard ratios for western patients in totality, as well as patients from the North American and European regions individually, improved from the primary OS analysis to the analysis with longer-term follow-up of western patients. Consistent benefit was observed across pre-defined subgroups.

In July 2026, an updated analysis was conducted with a data cutoff date of June 2026 which analyzed OS when most western patients had discontinued treatment or completed two years of treatment. This analysis showed a consistent OS trend amongst western and Asian patients as western patients were followed for additional time on study reaching median follow-up of 23.2 months; Asian patients remained locked with a median follow-up time of 32.7 months from the primary analysis. The updated June 2026 analysis, which was presented as part of the Presidential Symposium at the 2026 WCLC, continued to show consistent, favorable OS results, with an OS hazard ratio of 0.76 (95% CI: 0.61 – 0.95; nominal p=0.0151) in the global ITT population. An OS hazard ratio of 0.76 was demonstrated in the western patient subgroup (95% CI: 0.52 – 1.10), which was consistent with the ITT population and Asian subgroup. In this most recent analysis, ivonescimab continued to demonstrate an acceptable and manageable safety profile, that was consistent with previous Phase III data of ivonescimab plus chemotherapy with no additional safety signals noted. These OS results have been made available to the FDA.

The safety profile of ivonescimab in combination with chemotherapy was acceptable and manageable in the context of the observed clinical benefit with comparable rates of discontinuation and death between both arms. There were 16 patients (7.3%) who discontinued ivonescimab due to treatment-related adverse events (“TRAEs”) compared to 11 patients (5.0%) who discontinued placebo due to TRAEs. There were four patients (1.8%) in the ivonescimab plus chemotherapy arm and five patients (2.3%) in the placebo-plus-chemotherapy arm who died as a result of TRAEs. In the ivonescimab plus chemotherapy arm, 50.0% of patients experienced Grade 3 or higher TRAEs compared to 42.2% in the placebo-plus chemotherapy arm. Of note, 0.9% of patients in the ivonescimab plus chemotherapy arm experienced Grade 3 or higher treatment-related hemorrhagic (bleeding) events.

Based on the results of the HARMONi clinical trial, Summit submitted a BLA in the fourth quarter of 2025 in order to seek U.S. approval for ivonescimab plus chemotherapy in this setting. Summit announced in January 2026 that the FDA accepted for filing the BLA, seeking approval for ivonescimab in combination with chemotherapy for this proposed indication. The FDA provided a PDUFA goal action date of November 14, 2026. The FDA noted that a statistically significant OS benefit is necessary to support marketing authorization in this setting, and the PFS results from this study may not be sufficient to support marketing authorization.

HARMONi-3

HARMONi-3 study (NCT05899608) is a Phase III, multi-regional, potentially registration-enabling clinical trial for which we initiated sites in North America, China and Europe. The dual primary endpoints for this study are PFS and OS, and the study compares ivonescimab plus platinum-based doublet chemotherapy versus pembrolizumab plus platinum-based doublet chemotherapy in first-line patients with metastatic squamous NSCLC and non-squamous NSCLC.

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

Patient enrollment was completed for the squamous cohort of HARMONi-3 in the first quarter of 2026. Previously, Summit announced its intention to perform an interim PFS analysis for the squamous cohort of the HARMONi-3 study in the second quarter of 2026. To achieve statistical significance, there was a meaningfully higher bar than the upcoming planned final PFS analysis based on the minimal alpha spent on the interim analysis. At this early PFS interim analysis reviewed exclusively by the iDMC, the iDMC recommended that the study continue as planned. No safety concerns were noted, and the study continues to be double-blinded. The number of PFS events needed in the squamous cohort for the primary analysis is expected to be reached in the fourth quarter of 2026, and a planned early interim analysis for OS is expected to take place in conjunction with the primary PFS analysis. An interim analysis for overall survival independent of PFS is planned for the first half of 2027.

Enrollment in the non-squamous cohort of the global HARMONi-3 study was completed in the second quarter of 2026. For this cohort, the number of events needed to conduct the PFS analysis is expected to be reached in the first half of 2027.

HARMONi-7

Based on the results of HARMONi-2, the Company is enrolling in the HARMONi-7 study (NCT06767514). HARMONi-7 is a multi-regional, potentially registration-enabling Phase III clinical trial that will compare ivonescimab monotherapy to pembrolizumab monotherapy in patients with metastatic squamous and non-squamous NSCLC whose tumors have high PD-L1 expression. The sample size for this study is currently planned to have an estimated 780 patients with dual primary endpoints, PFS and OS.

HARMONi-GI3

In the fourth quarter of 2025, the Company activated trial sites and began enrolling patients in HARMONi-GI3, a Phase III, multi-regional, clinical trial evaluating ivonescimab plus chemotherapy compared to bevacizumab plus chemotherapy as first line therapy in patients with unresectable metastatic CRC. The primary endpoint for this study is PFS and Summit plans to enroll approximately 900 patients. Enrollment is currently expected to be completed in the third quarter of 2027.

HARMONi-GU1

On August 5, 2026, the Company announced the expansion of its global registration-enabling clinical development program for ivonescimab into urothelial carcinoma, or bladder cancer, with the planned initiation of the global, multi-regional Phase II/III HARMONi-GU1 trial (“HARMONi-GU1”). HARMONi-GU1 will evaluate ivonescimab plus the antibody-drug conjugate enfortumab vedotin (“EV”) compared to pembrolizumab plus EV as first-line therapy in patients with previously untreated locally advanced or metastatic urothelial carcinoma. Global clinical trial site activations for and enrollment in HARMONi-GU1 has begun for the Phase II portion of this study.

SMT112-216 / AK112-216

On October 19, 2026, the Company announced the initiation and opening of trial sites for SMT112-216, a global Phase II study of ivonescimab in previously untreated advanced ccRCC. The study, also referred to as AK112-216, is being conducted in collaboration with Summit’s partner, Akeso Inc. SMT112-216 is a randomized, open-label Phase II clinical study designed to evaluate the safety and efficacy of multiple ivonescimab-based treatment approaches in patients with incurable locally advanced or metastatic ccRCC who have not received prior systemic therapy for advanced disease. The study plans to enroll approximately 100 patients at clinical trial sites in the U.S. and China. Participants will be randomized to receive ivonescimab in combination with cadonilimab, ivonescimab in combination with ipilimumab, ivonescimab monotherapy, or nivolumab plus ipilimumab as an established standard-of-care comparator regimen. Cadonilimab is an investigational PD-1 / CTLA-4 bispecific antibody developed by Akeso. This study is in addition to Summit’s clinical trial collaboration with Arcus evaluating ivonescimab in combination with casdatifan, a HIF2α inhibitor, in a similar ccRCC setting.

Cooperative Group-Sponsored Phase III Clinical Studies (Summit’s License Territories)

In the first quarter of 2026, the Company announced a collaboration with Groupe d'Oncologie Radiothérapie Tête Et Cou or Head and Neck Oncology and Radiotherapy Group (“GORTEC”), a cooperative group dedicated to Head and Neck Oncology, to initiate the Phase III clinical study, ILLUMINE (NCT07264075), which will evaluate ivonescimab monotherapy and ivonescimab in combination with ligufalimab, Akeso’s proprietary anti-CD47 monoclonal antibody, against monotherapy pembrolizumab in a three-arm study. Sponsored by GORTEC, the study is intended to be conducted in multiple countries in Europe and in China; Summit will consider the expansion of this study into the United States. The primary endpoint for the study is OS. The study, currently planned to enroll 780 patients with recurrent or metastatic PD-L1 positive head and neck squamous cell carcinoma (“HNSCC”), began enrollment in the second quarter of 2026. Data supporting this study was previously presented at the 2024 European Society for Medical Oncology Annual Congress (“ESMO”), whereby ivonescimab in combination with ligufalimab demonstrated an objective response rate of 60% in 20 patients with a median PFS of 7.1 months after a median follow-up time of 4.1 months; OS was not mature at the time of this analysis. At the time of data cut-off for this presentation, no patients receiving ivonescimab plus ligufalimab permanently discontinued drug treatment due to treatment-related adverse events.

In the fourth quarter of 2026, the Company announced a clinical collaboration with ECOG-ACRIN Cancer Research Group (“ECOG-ACRIN”), a scientific organization focused on innovative multicenter clinical trials, to initiate the registration-enabling Phase II/III clinical study, EA2251 (NCT07765433), evaluating ivonescimab in combination with chemotherapy compared to pembrolizumab or durvalumab in combination with chemotherapy in advanced biliary tract cancer (“BTC”). Sponsored by ECOG-ACRIN, the primary endpoint for the study is OS. Activation of U.S. clinical trial sites is expected to begin in the fourth quarter of 2026. Data supporting EA2251 was previously presented at ESMO 2026 via HARMONi-GI1, a single-region Phase III study from China sponsored by Akeso, which is further described below.

Potential Future Clinical Development and Additional Current Activities

Summit is conducting its current clinical trials and plans to design and conduct additional clinical trial activities for ivonescimab within its Licensed Territory to support and submit relevant regulatory filings. We intend to explore further clinical development of ivonescimab in solid tumor settings.

In the fourth quarter of 2023, we began collaborating with multiple institutions globally and opened our investigator- sponsored trials program across several disease areas. We have continued to expand this program in order to discover additional opportunities for ivonescimab, including in several tumors outside of our current development plan.

We plan to review the data generated from these clinical trials as well as Akeso-sponsored clinical trials as a part of our consideration for advancing our clinical development pipeline for ivonescimab in the Licensed Territory.

Additional Ivonescimab Development: Akeso-Sponsored Trials

Akeso is currently developing ivonescimab in NSCLC and other solid tumor settings. Ivonescimab was approved by the National Medical Products Administration (the “NMPA”) in May 2024 in China in combination with chemotherapy for patients with EGFR-mutated NSCLC whose tumors have progressed following an EGFR-TKI based on the results of the HARMONi-A clinical trial. Subsequently, ivonescimab was approved by the NMPA in April 2025 as monotherapy based on the results of the HARMONi-2 study in first-line, PD-L1 positive NSCLC. Also in October 2025, Akeso announced the positive data for the HARMONi-6 study in first-line squamous NSCLC for ivonescimab in combination with chemotherapy. In August 2026, ivonescimab was approved by the NMPA in combination with chemotherapy for the first-line treatment of patients with advanced squamous NSCLC based on the results of the HARMONi-6 study. Further details related to these three trials, in addition to other Phase II clinical data, are described further below. Akeso is currently conducting Phase III clinical trials in combination with chemotherapy in first-line biliary tract cancer (“HARMONi-GI1”), in first-line advanced

PD-L1 low or negative TNBC (“HARMONi-BC1”), in first-line advanced microsatellite stable CRC (“HARMONi-GI6”) and in NSCLC for patients whose tumors have progressed following PD-(L)1 inhibitor based therapy (“HARMONi-8A”), as well as in combination with ligufalimab, a proprietary Akeso-owned investigational CD-47 monoclonal antibody, in first-line recurrent / metastatic PD-L1 positive head-and-neck cancer (“HARMONi-HN1”) and in combination with ligufalimab plus chemotherapy in first-line advanced pancreatic cancer (“HARMONi-GI2”). In addition, Akeso is conducting a Phase III study with ivonescimab after consolidation chemotherapy and radiotherapy in the limited stage small cell lung cancer setting (“HARMONi-9”).

HARMONi-A

Based on data published by Akeso at the 2024 American Society of Clinical Oncology Annual Meeting (“ASCO”) and in a publication in the Journal of the American Medical Association (“JAMA”) in the HARMONi-A study, in a single-region (China), randomized, double-blinded Phase III study in patients with NSCLC who have progressed following an EGFR-TKI, ivonescimab achieved its primary endpoint of PFS when combined with doublet chemotherapy (pemetrexed and carboplatin). Patients experienced a 54% reduction in disease progression or death as compared to placebo plus doublet-chemotherapy (HR: 0.46, 95% CI: 0.34 - 0.62; p<0.001). In a pre-specified subgroup analysis of patients who received a previous third-generation TKI, a hazard ratio of 0.48 was observed. At the primary OS analysis of HARMONi-A, ivonescimab achieved a hazard ratio of 0.74 (95% CI: 0.58, 0.95, p=0.019), demonstrating a statistically significant and clinically meaningful OS benefit, which was presented in November 2025 at the 2025 Annual Meeting for the Society for Immunotherapy for Cancer. Ivonescimab demonstrated an acceptable and manageable safety profile, which was consistent with previous studies. There were nine patients (5.6%) who discontinued ivonescimab plus chemotherapy due to TRAEs compared to four patients (2.5%) who discontinued chemotherapy plus placebo due to TRAEs. No TRAEs resulted in the death of a patient in either arm in this Phase III study. Full results were published in JAMA (Fang et al. 2024).

HARMONi-2

After announcing positive qualitative results on May 30, 2024 for the HARMONi-2 trial, a randomized, single-region (China) Phase III study sponsored by Akeso, quantitative data was presented on September 8, 2024 from the primary analysis as part of the Presidential Symposium at 2024 WCLC. The HARMONi-2 presentation evaluated monotherapy ivonescimab compared to monotherapy pembrolizumab in patients with locally advanced or metastatic NSCLC whose tumors have positive PD-L1 expression. HARMONi-2 is a single region, multi-center, double-blinded Phase III study conducted in China sponsored by Akeso, with all relevant data exclusively generated, managed, and analyzed by Akeso.

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

On September 13, 2026, detailed clinical trial results of the HARMONi-2 study, including interim OS, were presented as part of the Presidential Symposium at WCLC 2026. In this protocol-specified interim analysis of OS, a secondary endpoint in the HARMONi-2 study, ivonescimab monotherapy demonstrated a statistically significant and clinically meaningful improvement compared to pembrolizumab monotherapy, achieving a hazard ratio of 0.73 (95% CI: 0.57, 0.95; p=0.009). A clinically meaningful benefit was demonstrated across important clinical subgroups, including those with PD-L1 low expression (PD-L1 Score 1-49%) and PD-L1 high expression (PD-L1 Score ≥ 50%), along with those with squamous and non-squamous histologies. In this analysis, ivonescimab continued to demonstrate an acceptable and manageable safety profile in the HARMONi-2 study, which was consistent with previous Phase III studies of ivonescimab. No additional safety signals were noted in the HARMONi-2 study in this current data cut with longer treatment duration (median of 14 cycles of ivonescimab vs. 10 cycles of pembrolizumab) compared to the previous data cut.

HARMONi-6

After announcing positive qualitative results for the HARMONi-6 trial on April 23, 2025, detailed clinical trial results of the study were presented as part of ESMO 2025. Additionally, positive OS data from the HARMONi-6 trial was presented on May 31, 2026 as a late breaking abstract for the plenary session at ASCO 2026. The HARMONi-6 study evaluated ivonescimab in combination with platinum-based chemotherapy compared to tislelizumab (a PD-1 inhibitor) in combination with platinum-based chemotherapy in patients with previously untreated advanced NSCLC irrespective of PD-L1 expression. HARMONi-6 is a single region, multi-center, double-blinded Phase III study conducted in China sponsored by Akeso, with all relevant data exclusively generated, managed, and analyzed by Akeso.

In the HARMONi-6 planned PFS interim analysis with a data cutoff date of February 2025 and median follow-up time of 10.28 months, ivonescimab in combination with chemotherapy demonstrated a statistically significant improvement in the primary endpoint, PFS, by IRRC, when compared to tislelizumab in combination with chemotherapy, achieving a hazard ratio of 0.60 (95% CI: 0.46, 0.78; p<0.0001). Subsequently, as published in the Chinese package insert (commonly referred to as the “label”), with a data cutoff date of September 2025 and median follow-up time of 17.02 months, the hazard ratio was 0.72 (95% CI: 0.58, 0.91; nominal p=0.003).

In the HARMONi-6 planned interim analysis of OS with a data cutoff date of February 2026 and median follow-up time of 21.36 months, ivonescimab in combination with chemotherapy demonstrated a statistically significant improvement when compared to tislelizumab in combination with chemotherapy, with a hazard ratio of 0.66 (95% CI: 0.50, 0.87; p=0.0017). For both PFS and OS, a clinically meaningful benefit was demonstrated across clinical subgroups, including those with either PD-L1 negative or positive expression.

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

In August 2026, Akeso announced receipt of marketing authorization in China from the NMPA for the use of ivonescimab, in combination with chemotherapy for the first-line treatment of patients with advanced squamous NSCLC.

HARMONi-GI1

After announcing positive qualitative results for the HARMONi-GI1 trial on August 25, 2026, detailed clinical trial results of the study were presented as part of the Presidential Symposium at ESMO 2026. The randomized Phase III HARMONi-GI1 study (“HARMONi-GI1”) evaluating ivonescimab plus chemotherapy compared with durvalumab plus chemotherapy as a first-line treatment for patients with advanced BTC. HARMONi-GI1 is a single-region, multi-center, Phase III study conducted in China and sponsored by Akeso, with all relevant data exclusively generated, managed, and analyzed by Akeso.

In the HARMONi-GI1 interim analysis of OS, ivonescimab in combination with chemotherapy demonstrated a statistically significant improvement when compared to durvalumab in combination with chemotherapy, with a hazard ratio of 0.75 (95% CI: 0.61, 0.92; p=0.0031). OS rates at 12 and 18 months were 59.7% and 44.0%, respectively, for those patients receiving ivonescimab plus chemotherapy, compared to 50.7% and 32.5%, respectively, for those receiving durvalumab plus chemotherapy. Median follow-up time of the current data cut was 14.3 months.

In the HARMONi-GI1 study, ivonescimab plus chemotherapy demonstrated an acceptable and manageable safety profile which was consistent with previous Phase III studies of ivonescimab plus chemotherapy. No additional safety signals were identified.

Additional Phase II Data Sets

In addition to the HARMONi-2 data announced at WCLC 2024, Akeso also announced Phase II trial results from AK112-205, for patients with Stage II or III resectable NSCLC. Further, the Company announced data for ivonescimab was presented as a part of ESMO 2024 featuring updated Phase II ivonescimab data in advanced TNBC, for which subsequent updates to the data have been presented thereafter, recurrent / metastatic HNSCC, and metastatic microsatellite-stable CRC. At ASCO 2024, Akeso presented ivonescimab Phase II data in biliary-tract cancer. Earlier, at the 2024 European Lung Cancer Conference, Akeso announced updated data from AK112-201 (Cohort 1), a Phase II study for patients with first-line advanced NSCLC. Each trial from which the data was generated was a multi-center Phase II study conducted in China sponsored by Akeso, with data generated and analyzed by Akeso.

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

The following table sets forth our results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	$ Change	2026	2025	$ Change
Operating expenses:
Research and development	$169.1	$131.1	$38.0	$459.5	$390.4	$69.1
General and administrative	45.5	103.1	(57.6)	170.8	479.1	(308.3)
Total operating expenses	214.6	234.2	(19.6)	630.3	869.5	(239.2)
Other income, net	6.2	2.4	3.8	16.8	9.1	7.7
Net loss	$(208.4)	$(231.8)	$(23.4)	$(613.5)	$(860.4)	$(246.9)

Research and Development Expenses

The table below summarizes our research and development expenses by category for the three and nine months ended September 30, 2026 and 2025, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	$ Change	2026	2025	$ Change
Third-party research and development expenses:
Clinical trial related expenses	$67.2	$38.7	$28.5	$189.1	$92.1	$97.0
Expenses related to manufacturing and purchasing of clinical trial related materials	47.8	30.8	17.0	114.6	71.4	43.2
Other external research and development expenses	7.6	5.7	1.9	23.5	15.9	7.6
Internal research and development expenses:
Compensation related costs, excluding stock-based compensation	22.6	15.3	7.3	59.9	37.7	22.2
Stock-based compensation	23.9	40.6	(16.7)	72.4	173.3	(100.9)
Total	$169.1	$131.1	38.0	$459.5	$390.4	$69.1

Research and development expenses increased $38.0 million during the three months ended September 30, 2026 and increased $69.1 million during the nine months ended September 30, 2026, respectively, compared to the same periods in the prior year. The increase in third-party research and development expenses for the three and nine months ended September 30, 2026, was primarily driven by a $28.5 million and $97.0 million increase in clinical trial related expenses, respectively, a $17.0 million and $43.2 million increase in expenses related to manufacturing and purchasing of clinical trial related materials as a result of increased enrollment in our HARMONi-3, HARMONi-7, and HARMONi-GI3 trials and expenses related to start-up activities of our HARMONi-GU1 trial, respectively, and a $1.9 million and $7.6 million increase in other external research and development expenses, respectively. The decrease in internal research and development expenses for the three and nine months ended September 30, 2026, was primarily driven by a $16.7 million and $100.9 million decrease in stock-based compensation expense respectively, as a result of the modification to our performance-based stock option awards during the second quarter of 2025, which is offset by a $7.3 million and $22.2 million increase in compensation related costs, excluding stock-based compensation, respectively, as we continue to hire additional resources to support the clinical development of ivonescimab. We expect research and development expenses to continue to increase as we progress with the development of ivonescimab.

General and Administrative Expenses

The table below summarizes our general and administrative expenses by category for the three and nine months ended September 30, 2026 and 2025, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	$ Change	2026	2025	$ Change
Compensation related costs, excluding stock-based compensation	$10.2	$6.2	$4.0	$27.2	$16.4	$10.8
Stock-based compensation	23.8	90.2	(66.4)	116.8	447.4	(330.6)
Legal fees and professional services	5.9	3.3	2.6	17.0	9.3	7.7
Other general and administrative expenses	5.6	3.4	2.2	9.8	6.0	3.8
Total	$45.5	$103.1	$(57.6)	$170.8	$479.1	$(308.3)

General and administrative expenses decreased by $57.6 million and $308.3 million for the three and nine months ended September 30, 2026 respectively, compared to the same periods in the prior year. The decrease was primarily driven by a $66.4 million and $330.6 million decrease in stock-based compensation respectively, as a result of the modification to our performance-based stock option awards during the second quarter of 2025. In addition, compensation related costs, excluding stock-based compensation, increased by $4.0 million and $10.8 million for the three and nine months ended September 30, 2026 respectively, compared to the same periods in the prior year due to increased headcount. Additionally, legal fees and professional services increased by $2.6 million and $7.7 million for the three and nine months ended September 30, 2026 respectively, compared to the same periods in the prior year to continue supporting the development of ivonescimab. We expect general and administrative expenses to continue to increase as we scale our infrastructure and increase our headcount to support the development of ivonescimab.

Other Income, net

The table below summarizes our other income by category for the three and nine months ended September 30, 2026 and 2025, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	$ Change	2026	2025	$ Change
Foreign currency loss	$(0.3)	$(0.4)	$0.1	$(0.4)	$(0.5)	$0.1
Investment income	6.5	2.8	3.7	16.7	9.6	7.1
Other (1)	—	—	—	0.5	—	0.5
Total	$6.2	$2.4	$3.8	$16.8	$9.1	$7.7

(1) In June 2026, the Company entered into an asset purchase agreement (the “APA”) with a third party. Pursuant to the APA, the Company sold the asset relating to the pharmaceutical compound known as ridinilazole. In consideration for such assignment of rights, the third party has made an upfront non-refundable payment to the Company of $0.5 million. Additionally, the third party has also agreed to make additional payments totaling $1.5 million that are contingent upon the achievement of certain regulatory milestones, sales-based milestone payments of up to $103 million, as well as quarterly royalty payments that are based on a single digit percentage of net sales for certain products covered by the assigned and transferred patent rights. The Company did not have any amounts capitalized related to the underlying portfolio of patents, nor was any write-down of assets recorded upon executing the APA. The Company received the payment of $0.5 million from the third party in June 2026 and recognized the $0.5 million within other income, net on the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2026. The Company does not have any ongoing obligations associated with the APA. As of September 30, 2026, the Company is unable to estimate the timing or likelihood of achieving the regulatory milestone payments, sales-based milestone payments, and the quarterly royalty payments.

For the three and nine months ended September 30, 2026, other income, net increased by $3.8 million and $7.7 million, compared to the same periods in the prior year, primarily due to an increase of $3.7 million and $7.1 million in investment income due to higher cash equivalents and short-term investments balance, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2026, we have financed our operations primarily through issuances of our common stock, including our most recent private placements issued in October 2025 and September 2024 for gross proceeds of $500.0 million and $235.0 million, respectively, and the raise of $475.7 million gross proceeds from our Distribution Agreement and Second Distribution Agreement, issuance of debt, and receipt of payments to us under license and collaboration arrangements. The remaining gross proceeds available under the Second Distribution Agreement as of September 30, 2026 was approximately $354.3 million. In October 2026, we received gross proceeds of $2.0 billion in connection with the closing of the AstraZeneca Equity Investment.

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

During the three and nine months ended September 30, 2026, we incurred a net loss of $208.4 million and $613.5 million, respectively, and cash used in operating activities for the nine months ended September 30, 2026 was $423.2 million. As of

September 30, 2026, we had an accumulated deficit of $2,907.7 million, cash and cash equivalents of $150.8 million and short-term investments of $479.0 million. We expect to continue to generate operating losses for the foreseeable future.

Subsequent to the quarter ended September 30, 2026, the Company received gross proceeds of $2.0 billion from AstraZeneca in connection with the closing of the AstraZeneca Equity Investment. With the AstraZeneca Equity Investment, the Company has evaluated and concluded that its cash, cash equivalents and short-term investments provide sufficient cash to fund its operating cash needs for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.

From time to time, we may raise additional equity or debt capital through both registered offerings off of a shelf registration, including ATM offerings, and private offerings of securities. On February 20, 2024, we filed a shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on February 27, 2024. Through our shelf registration statement, we may, from time to time, sell up to an aggregate of $450 million of our common stock, preferred stock, debt securities, depository shares, warrants, subscription rights, purchase contracts, or units. Of the $450 million of liquidity available to us under this shelf registration statement, on May 13, 2024, we had established an ATM offering program with J.P. Morgan Securities LLC, as sales agent, in the amount of up to $90.0 million.

On August 11, 2025, we entered into the Amendment to the Original Distribution Agreement. Pursuant to the Amendment, the Original Distribution Agreement was amended to, among other things, increase the aggregate offering price of shares of the Company’s common stock, par value $0.01 per share, from time to time, through the sales agent, by up to an additional $360.0 million. As of September 30, 2026, the full $360.0 million of additional capacity provided by the Amendment had been utilized.

On July 23, 2026, we entered into an ATM sales agreement (the “Second Distribution Agreement”), pursuant to which we may offer and sell from time to time through the sales agent, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $380,000. The remaining gross proceeds available under the Second Distribution Agreement as of September 30, 2026 was approximately $354.3 million.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash used in operating activities	$(423.2)	$(221.0)
Net cash provided by investing activities	$18.5	$310.8
Net cash provided by financing activities	$330.3	$43.7

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $423.2 million and primarily consisted of a net loss of $613.5 million, partially offset by non-cash charges of $178.5 million and an $11.8 million net change in operating assets and liabilities. The non-cash charges primarily consisted of $189.2 million of stock-based compensation driven by the modification to outstanding performance-based stock option awards which removed the performance-based vesting criteria, partially offset by $11.1 million relating to amortization of the discount on short-term investments in U.S. government treasury bills. The net change in operating assets and liabilities was primarily due to a $23.4 million increase in accrued liabilities, a $12.7 million increase in accounts payable and a $1.0 million increase in accrued compensation, offset by a $24.1 million increase in prepaid expenses and other current assets and a $1.8 million increase in other assets.

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

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2026 was $18.5 million and primarily driven by $672.3 million in maturities and sales of short-term investments, offset by $652.3 million in purchase of short-term investments and $1.6 million in purchases of property and equipment.
Net cash provided by investing activities for the nine months ended September 30, 2025 was $310.8 million and was primarily due to $311.3 million received from maturities of short-term investments in U.S. Treasury securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $330.3 million and was driven by $320.2 million net proceeds from our Distribution Agreement and Second Distribution Agreement and $10.1 million of proceeds received related to employee stock awards and purchase plans.
Net cash provided by financing activities was $43.7 million for the nine months ended September 30, 2025, was due to $31.8 million net proceeds from our Distribution Agreement, $7.3 million of proceeds received related to the exercise of warrants and $4.6 million of proceeds received related to employee stock awards and purchase plans.

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
Credit Risk
We consider all of our material counterparties to be creditworthy. We consider the credit risk for each of our counterparties to be low and do not have a significant concentration of credit risk at any of our counterparties. We have $0.5 million of research and development tax credits outstanding at September 30, 2026. Given that these receivables relate to the United Kingdom research and development tax credit cash rebate regimes and given our history of collection, it is highly unlikely that these amounts will not be collected.
Item 4. Controls and Procedures.
We have carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and the participation of the Company’s management, including our Co-Chief Executive Officers (our Principal Executive Officers) and our Chief Operating Officer and Chief Financial Officer (our Principal Financial Officer). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of September 30, 2026, our Co-Chief Executive Officer and Chairman of the Board and our Co-Chief Executive Officer, President and Director (our Principal Executive Officers), and our Chief Operating Officer, Chief Financial Officer and Director (our Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Subsequent Events.

On November 4, 2026, the Company entered into the 2026 Sublease Agreement with Genius, an affiliate of the Company’s Co-CEO, Robert W. Duggan. Pursuant to the 2026 Genius Sublease Agreement, effective November 1, 2026, the Company sublet from Genius 2,382 square feet of office space in the same facility as the Company’s headquarters in Miami, Florida for a twelve month term for a total rental payment of approximately $205.

10b5-1 Trading Plans.
None.

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Description
3.1
Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

3.2
Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 18, 2020)

3.3
Amendment to Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 27, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on July 29, 2022)

3.4
Amendment No. 2 to Restated Certificate of Incorporation, dated January 19, 2023 (incorporated by reference to Exhibit 5.1 to the Company's Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on January 20, 2023)

3.5
Certificate of Designation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 29, 2026)

3.6
Amendment No. 3 to Restated Certificate of Incorporation, dated November 4, 2026 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-3666), filed with the Securities and Exchange Commission on November 4, 2026)

10.1
Distribution Agreement, dated July 23, 2026, by and between Summit Therapeutics Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on July 23, 2026)

10.2
Securities Purchase Agreement, dated September 28, 2026, by and between Summit Therapeutics Inc. and AstraZeneca Holdings B.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36866), filed with the Securities and Exchange Commission on September 29, 2026)

10.3+
Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (file No. 001-36866), filed with the Securities and Exchange Commission on September 29, 2026)

10.4*+	Sublease, dated November 4, 2026, by and between Summit Therapeutics Inc. and Genius 24C Inc.
31.1*	Certification of Chairman and Chief Executive Officer, Robert W. Duggan, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
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

Date: November 4, 2026	SUMMIT THERAPEUTICS INC.

	By:	/s/ Manmeet S. Soni
	Name:	Manmeet S. Soni
	Title	Chief Operating Officer, Chief Financial Officer and Director
(Principal Financial Officer)